Form 10-K
period 1993-12-31
NORTH STAR UNIVERSAL INC
filed 1994-03-23
CIK 768158

                                 NEIL P. AYOTTE
                                 (612) 340-2827

                                 March 23, 1994




Securities and Exchange Commission
Division of Corporation Finance
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C. 10549

               Re:  North Star Universal, Inc.
                    Annual Report on Form 10-K
                    For the fiscal year ending December 31, 1993
                    (Commission File Number: 0-15638)

Ladies and Gentlemen:

          Transmitted herewith for filing VIA EDGAR on behalf of North Star Universal, Inc. (the "Company"), is the Company's Annual report on Form 10-K for the year ended December 31, 1993, including all exhibits filed therewith.

          Pursuant to Reg. S-T, Rule 901(d), the Company also is submitting to the Commission under separate cover a paper copy of the Form 10-K that meets the requirements of applicable Commission rules and regulations for paper filings. A manually signed copy of the Annual Report on Form 10-K is also being filed with the Pacific Stock Exchange and with NASDAQ.

          Pursuant to General Instruction D(3) of Form 10-K, please be advised that the financial statements in such report do not reflect a change from the preceding year in any accounting principles or practices, or in the method of applying any such principles or practices.

Securities and Exchange Commission
March 22, 1994
Page 2

          If you have any questions or comments with respect to the enclosed materials, please contact either the undersigned at the number listed above or
J. Andrew Herring of this office at (612) 340-5683.

                                Very truly yours,



                                Neil P. Ayotte

NPA/nam
Enclosures
cc:  Mr. Peter E. Flynn (W/O encl.)
     Mr. Thomas S. Wargolet (W/O encl.)
     J. Andrew Herring, Esq. (W/O encl.)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                              --------------------
                                    FORM 10-K

          ( X )     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1993
                                       or

          (   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-15638

                           NORTH STAR UNIVERSAL, INC.

             (Exact name of registrant as specified in its charter)

                MINNESOTA                                41-0498850
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

    610 Park National Bank Building
        5353 Wayzata Boulevard
        Minneapolis, Minnesota                              55416
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code:  (612) 546-7500
       --------------------------------------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                          WHICH REGISTERED

 COMMON STOCK, $.25 PAR VALUE                    PACIFIC STOCK EXCHANGE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:     NONE

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes   ( X )            No   (   )



                              - COVER PAGE 1 OF 2 -
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The aggregate market value of the common stock held by non-affiliates of the registrant at March 15, 1994 was $20,776,781, based on the last sale price for the common stock as reported by the National Association of Securities Dealers Automated Quotation System on that date.

     At March 15, 1994, 9,438,000 shares of the registrant's common stock were outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE: Pursuant to General Instruction G(2), the responses to Items 5, 6, 7 and 8 of Part II of this report are incorporated herein by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1993.

     Pursuant to General Instruction G(3), the responses to Items 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference from the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1994.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     ( X )


                              - COVER PAGE 2 OF 2 -

                                     PART I

ITEM 1.  BUSINESS.

INTRODUCTION

     North Star Universal, Inc. ("North Star" or the "Company"), was founded in 1928. The Company's direct and indirect operating companies consist of Americable, Inc. ("Americable"), Transition Engineering, Inc. ("Transition Engineering") and C.E. Services, Inc. and its United Kingdom subsidiary, C.E. Services (Europe) Limited (together, "C.E. Services"). Americable is a provider of voice and data communications networking products, systems and services. Transition Engineering is a manufacturer of connectivity devices and equipment used in local area network ("LAN") applications. C.E. Services remarkets, reconfigures, refurbishes and warehouses computers and peripherals and provides related technical and maintenance services.

     Additionally, at December 31, 1993, the Company owned approximately 38% of the outstanding common stock of Michael Foods, Inc. ("Michael Foods"). Michael Foods is a food processing and distribution company, which the Company brought public in 1987. In June of 1991, the Company's health care services subsidiary, CorVel Corporation (formerly FORTIS Corporation) ("CorVel"), completed an initial public offering of its common stock. As of December 31, 1993, the Company's ownership in CorVel was approximately 40%.

     The Company directly employs six management and administrative employees.

UNCONSOLIDATED SUBSIDIARIES

     MICHAEL FOODS. Since its initial public offering in June 1987, Michael Foods has been operated as an independent company. As a less-than-majority-owned subsidiary of North Star, Michael Foods' operations are not consolidated and North Star's investment in Michael Foods is accounted for under the equity method of accounting. The following summary of Michael Foods' business has been prepared from information reported by Michael Foods. Additional information regarding Michael Foods is available from the reports and other documents prepared and filed by Michael Foods with the Securities and Exchange Commission.

     Michael Foods is a diversified producer and distributor of food products in five basic areas--eggs and egg products, distribution of refrigerator case products, refrigerated and frozen potato products, specialty dairy products and refrigerated soups and salads. Michael Foods, through its eggs and egg products division, is one of the largest producers, processors and distributors of shell eggs, extended shelf-life liquid eggs and dried, hard-cooked and frozen egg products in the United States. The refrigerated distribution division also distributes a broad line of refrigerated grocery products directly to supermarkets, including cheese, shell eggs, bagels, butter, margarine, muffins, potato products, juices and ethnic foods. The potato products division processes and distributes refrigerated and frozen potato products for the United States foodservice and retail markets. The dairy products division processes and distributes ice milk mix, ice cream mix, frozen yogurt mix and extended shelf-life, ultrapasteurized milk, ice milk and specialty dairy products to fast food businesses, other foodservice outlets, independent retailers and ice cream manufacturers. The prepared foods division processes and distributes refrigerated soups and salads for foodservice and retail markets, primarily in the eastern United States.

     Three North Star directors, James H. Michael, Jeffrey J. Michael and Miles
E. Efron, are members of the Board of Directors of Michael Foods, which presently consists of nine members.

     CORVEL. Since its initial public offering in June 1991, CorVel has been operated as an independent company. As a less-than-majority-owned subsidiary of North Star, CorVel's operations are not consolidated and North Star's investment in CorVel is accounted for under the equity method of accounting. The following summary of CorVel's business has been prepared from information reported by CorVel. Additional information regarding CorVel is available from the reports and other documents prepared and filed by CorVel with the Securities and Exchange Commission.

     CorVel is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers' compensation. CorVel's services include automated medical fee auditing, medical case management, independent medical examinations, utilization review and vocational rehabilitation services. Such services are provided to insurance companies, third party administrators and self-administered employers to assist them in managing the medical costs and monitoring the quality of care associated with workers' compensation claims.

     Pursuant to a voting agreement between North Star and the chief executive officer of CorVel (who is the other principal shareholder of the company), two of North Star's directors and executive officers, Jeffrey J. Michael and Peter
E. Flynn, are members of the Board of Directors of CorVel, which presently consists of five members.

OPERATING SUBSIDIARIES

     GENERAL.

     AMERICABLE. Americable provides products, systems and services in the field of voice and data communication networking. Americable seeks to be a single-source provider for all of its customers' networking needs. As a value-added reseller ("VAR") and distributor, Americable supplies cables and connectors, network products, patch panels and fiber optics to various customers in the voice and data communications aftermarket, including resellers, other distributors, installers and end-users. Americable also manufactures a wide variety of cable assemblies, sub-assemblies and specialty products for its customers. While some of these products are manufactured to standard specifications for sale by Americable as part of its product inventory, most are custom designed and manufactured by Americable to its customers' specifications. Additionally, Americable designs and supervises the implementation of the physical layer of LAN systems for its customers. In connection with such projects, the company offers products and services for all levels of computing, including mainframe, mini- and micro-workstations and personal computer based LAN systems.

     Americable's distribution business maintains a wide variety of high-quality products in its inventory (over 5,000), many of which are hard-to-find or specialty products. Americable's product inventory ranges from connectivity products such as bulk cable, connectors, patch panels, racks and other cable accessories to more complex active networking devices such as concentrators, hubs, bridges and routers. As a broad line distributor, Americable generally inventories products from multiple manufacturers. These manufacturers include SynOptics, Chipcom, Transition Engineering, Belden, Berktek and Amp Incorporated.

     Americable also maintains an integrated, real-time, on-line computerized system for order entry and fulfillment and inventory control at each of its four distribution facilities. This on-line computer system allows Americable's sales personnel to advise customers over the phone of product specifications, availability and order status. All orders are normally shipped within 24 hours of receipt and, when necessary, can be shipped on a "same-day" basis.

     In its distribution business, Americable seeks to add value for its customers by providing superior customer service. All of Americable's sales representatives and other sales and marketing personnel are trained to assist customers in product selection, implementation and system upgrading and expansion. Americable's sales representatives are supported by technical staff who have a broad range of expertise in various networking technologies, such as advanced copper wiring and fiber optics, as well as system implementation, expansion and service. Americable strives to provide its customers with practical, workable solutions that are cost efficient.

     Americable's distribution business services customers of all sizes in the voice and data communications aftermarket. Customer orders range in size from under $50 to several hundred thousand dollars. Average distribution order size during 1993 was approximately $450. Americable's distribution business constituted approximately 60% of its net sales in 1993.

     As a natural extension of its distribution business, and consistent with Americable's marketing strategy to be a single-source provider for its customers, Americable has a manufacturing capability to satisfy the individual needs of those customers that may require custom or specialty cable assemblies. Americable, working to its customers' specifications, can manufacture custom designed products such as copper, fiber-optic, IBM Bus and Tag and AS/400 cable assemblies and sub-assemblies. During 1993, sales of custom and specialty cable assemblies and sub-assemblies consisted of approximately 25% of net sales.

     All of Americable's manufactured products are subject to strict quality control standards to insure that they are of the same high quality as other, vendor manufactured, distributed products. During 1993, Americable began the process of implementing the quality standards of ISO 9002. ISO 9002 is an international protocol for documenting processes and procedures used in establishing a consistent manufacturing quality system.

     The majority of Americable's sales from its manufacturing business are made to customers in the networking aftermarket, rather than to original equipment manufacturers ("OEM's"). However, Americable has focused on meeting the needs of OEM's as well. Through this effort, Americable hopes to expand the market for its custom and specialty cable assemblies utilizing its in-house manufacturing expertise.

     Another outgrowth of Americable's strategy to be a single source provider for its customers' networking needs, is its value-added service solutions. Americable designs and supervises the implementation of the physical layer of various size LAN systems for end-users. LAN's connect a variety of devices over different types of cabling to enable desktop computer systems to communicate with each other and to share access to data. As part of its "value-added" concept, Americable will (i) assist the customer in the design of the network system and the selection of components and products for the system,
(ii) supervise the implementation of the system, (iii) test the system and
(iv) provide maintenance, training and other ongoing support services. Americable also assists its end-user customers in connection with upgrades and expansions to their LAN systems. Americable does not, however, provide applications software for network systems.

     Value-added projects and services range in size from $5,000 to over $1,000,000. These projects can involve multiple LAN's across a wide area network, consisting of multi-vendor hardware products and several thousand nodes. Americable is committed to providing networking systems to customers of all sizes in the geographic areas served by its regional offices. During 1993, sales of value-added projects and services consisted of approximately 15% of net sales.

     TRANSITION ENGINEERING. Transition Engineering designs, manufactures and markets hardware equipment that provides physical connectivity for LAN's and mini- and mainframe networks. Physical connectivity devices enable computing and other electronic devices to communicate over a network. These devices include transceivers, baluns, concentrators, adapters and related communications modules.

     The nature of computing and information processing has undergone a revolution during the last 20 years, moving away from large, mainframe computers to more advanced personal desktop computers. End-users now seek greater productivity and lower costs by sharing databases, applications and peripheral equipment such as personal computers and printers through the use of LAN's. As LAN's have proliferated, demand for multi-vendor interoperability has led to industry standard network protocols and access methods such as Ethernet, Token-Ring and Fiber Distributed Data Interface ("FDDI").

     Transition Engineering has developed the majority of its Ethernet LAN products using industry standards. Ethernet's cabling media has evolved from coaxial cable to its associated 10BaseT implementation, which supports twisted pair cabling such as telephone wire and more recently 10BaseFL fiber optic cabling.

     Transition Engineering's product line currently includes transceivers that attach personal computers to a network, thereby enabling the user to communicate with other users in the LAN; non-manageable hubs and multi-port repeaters that regenerate the signal, thereby allowing expansion capabilities and providing connectivity and management of the different cabling schemes used throughout a LAN; network adapter cards that provide direct connection from the personal computer to a LAN; and other passive devices that provide a structured wiring system for mini- and mainframe computer environments.

     Transition Engineering's manufacturing operations consist primarily of the final assembly and quality control testing of materials, components and subassemblies. Transition Engineering uses third parties to perform printed circuit board assembly.

     The market for Transition Engineering's products is characterized by rapid technological change, constantly evolving industry standards and rigorous competition with respect to timely product innovation. Because the introduction of products embodying new technology and the emergence of new industry standards can render existing products obsolete and unmarketable, Transition Engineering believes that its future success will depend upon its ability to develop, manufacture and market new products and enhancements to existing products on a cost-effective and timely basis. New product introductions accounted for approximately $1.3 million or 44% of the increase in net sales at Transition Engineering in 1993.

     Transition Engineering's business may be materially adversely affected if
(i) it is unable, for technological or other reasons, to develop products in a timely manner in response to changes in the industry, (ii) it fails to timely manufacture and maintain required quantities of its products in response to customer needs, or (iii) the products or product enhancements that it develops do not achieve market acceptance. Transition Engineering has, in the past, experienced delays in introducing certain of its new products and enhancements.

     Transition Engineering distributes its products through an expanding network of reseller channels, which includes a number of regionally based domestic and international volume distributors and, to a lesser extent, VAR's. During 1993, new distributors and VAR's accounted for approximately $520,000 or 5% of

Transition Engineering's net sales. Distributors and VAR's purchase the company's products at standard discounts based on certain volume-based incentive programs. Transition Engineering's distributors and VAR's carry other products that are complimentary to, and compete with those of Transition Engineering. Transition Engineering's international sales have accounted for a substantial portion of its growth. International sales come primarily from the United Kingdom and Germany. During 1993, sales outside of the United States accounted for approximately 31% of net sales. Transition Engineering's continued growth will be dependant, in part, upon its ability to expand its domestic and international distributor base.

     Transition Engineering performs all of its research and development activities at its headquarters in Eden Prairie, Minnesota. During 1993, research and development expenses totaled approximately $820,000 or approximately 8% of net sales. Transition Engineering intends to make a similar investment in research and development during 1994.

     C.E. SERVICES. C.E. Services remarkets, reconfigures, refurbishes and warehouses IBM and IBM-compatible computers, particularly mainframe computers, and provides related technical and maintenance services. Many of the company's services are especially valuable to computer leasing and credit companies that acquire large quantities of computer components and supply many different configurations of computer equipment to their customers.

      All of the company's services are related to the supply or service of IBM and IBM-compatible computers following their initial delivery and installation by the manufacturer. In nearly all cases after shipment to its first user, a mainframe computer will either be reconfigured, temporarily warehoused, re-sold, refurbished, or re-installed. Even in the face of newer, more capable models and technologies, there continues to be a large secondary market for older computer systems. This market is made possible by the design imperative that requires a computer manufacturer to keep its newer models compatible with its older models so that the users' information system software, which represents a major customer investment, will continue to be compatible with the newer systems. Thus, older machines continue to have utility, so long as they are priced appropriately and assembled in the correct configuration. C.E. Services has built its business on serving a range of needs within this secondary market.

     As part of its business strategy, C.E. Services seeks to satisfy the needs of leasing companies and computer dealers that require custom-configured computer systems for their end-user customers. C.E. Services provides these customers with complete, properly configured computer systems or adds additional features needed to upgrade computer equipment already in the customer's inventory. In order to fill customer orders promptly, C.E. Services maintains an inventory of computer systems, features and parts. C.E. Services' technical knowledge of the IBM product line and the computer aftermarket and its ability to custom configure systems are its critical competitive attributes in the secondary market.

     In connection with C.E. Services' remarketing business, the company continuously purchases computer systems, features and parts for resale, either alone or as part of larger systems. Also, the company may reconfigure and refurbish such systems and features during the time they are held in its inventory. While the company seeks to maintain minimum inventory levels, C.E. Services does, as a matter of practice, take advantage of opportunities to purchase for resale in the spot market (generally within 90 days) computer systems, features and parts. Accordingly, inventory levels may fluctuate. During the time these systems, features and parts are held in C.E. Services' inventory, the company is at risk with respect to market changes in the resale value of such systems, features and parts. The resale value of computer systems, features and parts in the secondary market can change significantly in a very short period. No assurance can be made that C.E. Services will not incur losses on the resale of computer systems, features and parts it may purchase from time to time in the secondary market because of such market changes. Net sales from the remarketing of computer systems, features and parts accounted for approximately 85% of the company's total net sales during 1993.

     The company is also able to reconfigure mainframe systems quickly and reliably. After C.E. Services completes reconfiguration services on a computer system, IBM must certify that the reconfigured system adequately performs to IBM standards. C.E. Services' technicians are also able to install or deinstall equipment at the user's computer facility. Such technical services accounted for approximately 9% of the company's net sales in 1993.

     C.E. Services is attempting to increase its international sales for both remarketing of computers and technical services. In 1993, the company began actively marketing in Asia and the Pacific Rim, primarily through a Dallas based sales representative focusing exclusively on this market. The company also relocated its C.E. Services (Europe) facility from Bracknell, England to a larger (41,000 square foot) facility, in Basingstoke, England. The staff based in the U.K. was expanded and a new Managing Director of C.E. Services (Europe) was hired.

     As part of its services to the owners of computer equipment, C.E. Services also warehouses and refurbishes computer equipment. When equipment is delivered to one of the company's facilities, a technical audit is performed on each machine to determine its condition and to inventory its features. C.E. Services will then warehouse the equipment for its customers pending re-sale or re-leasing. The company refurbishes computers by repairing physical, exterior damage, cleaning and painting. C.E. Services is one of the few third party vendors that refurbishes both Amdahl, Inc. and IBM equipment. Sales from refurbishment and warehousing constituted 2% of C.E. Services' net sales during 1993.

     Additionally, the company performs maintenance services for mainframe-based data centers. C.E. Services' maintenance operations primarily serve
Dallas/Ft. Worth, Houston and San Antonio in Texas. C.E. Services provides maintenance for computer centers under contracts with customers, as well as on a per-call basis. Pursuant to its maintenance agreements, C.E. Services generally agrees to provide all parts and service for a customer's equipment. These maintenance services are available 24 hours a day, seven days a week. Sales from C.E. Services' maintenance business constituted approximately 4% percent of the company's net sales during 1993.

     FOREIGN OPERATIONS. The Company's foreign operators consist of C.E. Services' United Kingdom subsidiary, C.E. Services (Europe) Limited and Americable's Canadian subsidiary, Adanac Cable, Ltd. ("Adanac Cable"). The Company's foreign operations consisted of revenues of $17.8 million and $14.0 million, operating losses of $26,000 and $505,000, and total assets of $2 million and $3.9 million for the years ended December 31, 1993 and 1992, respectively.

     In December 1993, Americable implemented a restructuring plan involving closure of its Canadian facilities, operated by Adanac Cable, and consolidation of its Canadian sales and customer support activities within its U.S. operations. In connection with this consolidation, Americable recorded a restructuring charge of approximately $1.9 million. This charge includes approximately $600,000 for the write-off of goodwill and other non-current assets, $700,000 for the reassessment of the carrying value of inventory and receivables, and $600,000 for lease and severance obligations and other related expenses.

     MARKETING AND CUSTOMERS

     AMERICABLE. Americable provides its products and services to a wide range of customers, including installers, resellers, other distributors, system integrators, OEM's and end-users. Customer relationships are developed both face-to-face and via the telephone. Americable's marketing strategy is to build its sales effectiveness with customers located within the servicing radius of its four regional centers. The regional centers include Atlanta, Chicago, Dallas and Minneapolis. Americable has ten outside sales representatives in addition to thirty-five (35) telemarketing and sales support representatives. The sales force is supplemented by ten regional technical service engineers and two corporate product managers.

     Americable sales representatives undergo continuous training and attend company-sponsored classes in order to enhance their technical expertise and marketing techniques. Also, many of the company's sales and technical personnel attend vendor-sponsored training and education programs mandated by such vendors in order for the company to qualify as a licensed VAR of their products.

     The company also uses direct mailings, brochures and catalogs in marketing its products. Americable's catalog, which generally is published every 18 months, is designed to provide end-users with not only product specifications, but additional technical information to assist them in connection with their system design.

     TRANSITION ENGINEERING. Transition Engineering distributes its products through an expanding network of reseller channels, which include a number of regionally based domestic and international volume distributors and, to a lesser extent, VAR's. In 1993, Transition Engineering's largest domestic customer accounted for approximately 17% of domestic net sales (12% overall). The company's largest international customer accounted for approximately 25% of international net sales (8% overall). Moreover, the ten distributors that sold the largest amount of the company's products accounted for approximately 39% of Transition Engineering's net sales for 1993. A reduction in sales efforts by or the termination of a business relationship with one or more of Transition Engineering's key distributors could have a material adverse effect on Transition Engineering's results of operations.

     Transition Engineering has several marketing programs to support the sale and distribution of its products. Its marketing programs are designed to generate sales leads for its distribution channels, as well as to enhance brand name recognition. Transition Engineering's marketing activities include frequent participation in industry trade shows, advertising in major trade publications, the distribution of sales literature and product specifications and ongoing communications with its distributors.

     C.E. SERVICES. C.E. Services markets its services directly to owners, lessors and users of mainframe computers. Maintenance services are primarily directed toward end-users of computers in its largest geographic markets. Technical and refurbishment services are primarily marketed to lessors of computer equipment, emphasizing the company's technical expertise and responsiveness.

     Individual sales are generated almost entirely through customer initiated telephone calls asking for quotes on various services, computer systems, features or parts. Outgoing calls are also initiated by the C.E. Services' sales force, which currently consists of 12 persons, for purposes of soliciting new customers or renewing contacts with old customers, following up on work orders, coordinating work in process and insuring that customers' needs and expectations are being met. The company's senior management, sales force and customer service managers also periodically make on-site visits to major customers in an effort to keep in touch with market trends and to better understand customer needs. In addition, the company frequently conducts technical seminars for the marketing staffs of selected customers. These seminars train customers on the technical characteristics of products and help reinforce the customer's perception of C.E. Services as a vital business partner.

     The company's direct sales force is supplemented by a customer service department of 23 representatives in its three major locations. This staff directly handles orders from customers for warehouse and refurbishment services, follows up on work orders initiated by the sales force and maintains records of customer inventory, customer machine audits, work order correspondence and shipping documents.

     C.E. Services' ten largest customers in 1993 represented approximately 38% of total company sales. Nine of these customers are computer equipment leasing and credit companies. The loss of one or more of C.E. Services' major customers could materially adversely affect the company's results of operations.

     COMPETITION

     AMERICABLE. Americable faces substantial competition from a large number of distributors, suppliers and manufacturers, some of which are larger, have greater financial resources, broader name recognition and, in many cases, lower manufacturing costs than Americable. Americable's manufactured products are not protected from competition by virtue of any proprietary rights such as trade secrets or patents. Americable competes by providing its customers with a broad line of reliable, top--quality products that are priced at competitive levels and by providing superior customer service, including strong technical support and rapid product delivery.

     TRANSITION ENGINEERING. Transition Engineering operates in an industry that is highly competitive, and the company believes that such competition will continue to intensify. The industry is characterized by rapid technological change, short product life-cycles, frequent product introductions and evolving industry standards. Transition Engineering competes with a number of independent companies focused on the LAN market, including, among others, Cabletron System, Inc., Allied Telesis, Inc., Milan Technology, AMP Incorporated and Nevada Western, a subsidiary of Thomas Betts. Many of Transition Engineering's competitors are more established, have greater name recognition, and have greater financial, technological and marketing resources. In addition to its current principal competitors, Transition Engineering may face competition from new entrants into the LAN market.

     Transition Engineering's ability to compete successfully depends upon its ability to adapt to market changes on a timely basis. Increased competition could adversely affect Transition Engineering's revenue and profitability through price reduction and market share erosion. Transition Engineering believes that the principal competitive factors in the LAN industry include product features, price, product compatibility, performance and reliability, conformance to industry standards and network management features.

     C.E. SERVICES. C.E. Services competes with a number of other companies that offer some or all of the same services and products in the various lines of business in which C.E. Services operates, including IBM, which offers maintenance services on its computer equipment. IBM also competes with C.E. Services in the installation and deinstallation of computer equipment and in providing other technical services. Other companies, some of which are larger, have greater financial strength and broader name recognition, also provide maintenance and technical operations services for IBM computers and compete with C.E. Services in its target geographic markets.

     There will continue to be intense price competition in all lines of C.E. Services' business; however, C.E. Services believes that the company will continue to compete strongly due to its reputation for reliability, the quality and expertise of its staff, its responsiveness to customers' demands, its ability to provide its customers with custom-configured systems and its knowledge of the secondary market.

     EMPLOYEES

     At December 31, 1993, Americable, Transition Engineering and C.E. Services employed 173, 56 and 185 individuals, respectively. None of the employees are represented by a collective bargaining unit, and management at each company considers its relations with its employees to be good.

DISCONTINUED OPERATIONS

     North Star announced its intention to sell its wholly-owned subsidiary Eagle Engineering & Manufacturing, Inc. ("Eagle") in March, 1991. Eagle designs, manufactures and installs a variety of environmental control systems for the cabins of off--road heavy equipment, including air-conditioning, heating and pressurization systems. Eagle is still wholly-owned by the Company, although the Company is hopeful that it will ultimately be able to sell this subsidiary on terms acceptable to management.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

          Name                Age       Position
          ----                ---       --------
     Jeffrey J. Michael       37        President and Chief Executive Officer

     Peter E. Flynn           34        Executive Vice President, Chief
                                        Financial Officer and Secretary

     Mr. Jeffrey J. Michael has been President and Chief Executive Officer of the Company since December 1990. Mr. Michael served as Vice President-Finance of the Company from 1987 to December 1990. He also served as Vice President-Treasurer from 1986 to 1987. Prior to 1986, Mr. Michael was employed by the Company in various capacities. Jeffrey J. Michael is the son of James H. Michael, a director of the Company and its former Chairman of the Board.

     Mr. Peter E. Flynn has been Executive Vice President, Chief Financial Officer and Secretary of the Company since December 1990. In December 1992, Mr. Flynn was also elected President and Chief Operating Officer of Transition Engineering. Mr. Flynn served as Treasurer of the Company from April 1989 to December 1990.

Prior to joining the Company, Mr. Flynn was an audit manager at Arthur Andersen & Co.

     Officers of the Company are elected annually by the Board of Directors. All of the current officers of the Company are expected to be re-elected to serve in the same positions for the coming year.

ITEM 2.  PROPERTIES.

     AMERICABLE. Americable's headquarters are located in a 20,000 square foot leased facility in Itasca, Illinois, a suburb of Chicago. This facility includes office, warehouse and production space. Americable also leases its branch office facilities in Minneapolis, Minnesota (39,000 square feet), Dallas, Texas (15,000 square feet), and Atlanta, Georgia (9,900 square feet).

     TRANSITION ENGINEERING. Transition Engineering's headquarters, including its executive and corporate administration offices, manufacturing, sales and technical support, are located in Eden Prairie, Minnesota, which consists of approximately 26,500 square feet.

     C.E. SERVICES. C.E. Services' headquarters are located in Grand Prairie, Texas, a suburb of Dallas, and include office, warehouse and production space (101,000 square feet). C.E. Services' branch locations are located in or near Chicago, Illinois (170,000 square feet), Houston, Texas (3,000 square feet) and London, U.K. (41,000 square feet). C.E. Services' facilities include two of the largest staging areas in the United States for large water-cooled mainframes. All of the C.E. Services' facilities are leased and provide storage, production and office space.

     North Star believes that the leased facilities of its operating companies are adequate for their intended use.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is engaged in routine litigation incidental to its business, which management believes will not have a material adverse effect upon its business or consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Pursuant to General Instruction G(2), information is incorporated herein by reference to "Stock Information" in the Company's annual report to shareholders for the year ended December 31, 1993.

ITEM 6.  SELECTED FINANCIAL DATA.

     Pursuant to General Instruction G(2), information is incorporated herein by reference to "Selected Consolidated Financial Data" in the Company's annual report to shareholders for the year ended December 31, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Pursuant to General Instruction G(2), information is incorporated herein by reference to "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's annual report to shareholders for the year ended December 31, 1993.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Pursuant to General Instruction G(2), information is incorporated herein by reference to "Report of Independent Certified Public Accountants" and "Consolidated Financial Statements of North Star Universal, Inc. and Subsidiaries" and "Selected Quarterly Financial Data" in the Company's annual report to shareholders for the year ended December 31, 1993.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Pursuant to General Instruction G(3), reference is made to the information contained in the Company's definitive Proxy Statement for its 1994 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1994, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     Pursuant to General Instruction G(3), reference is made to the information contained in the Company's definitive Proxy Statement for its 1994 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1994, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Pursuant to General Instruction G(3), reference is made to the information contained in the Company's definitive Proxy Statement for its 1994 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1994, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to General Instruction G(3), reference is made to the information contained in the Company's definitive Proxy Statement for its 1994 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1994, which information is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  l.   FINANCIAL STATEMENTS

     The consolidated financial statements of North Star Universal, Inc. and Subsidiaries as of December 31, 1993 and 1992 and for the three years ended December 31, 1993 are incorporated herein by reference to "Consolidated Financial Statements of North Star Universal, Inc. and Subsidiaries" and "Report of Independent Certified Public Accountants" included in the Company's annual report to shareholders for the year ended December 31, 1993.

     2.   FINANCIAL STATEMENTS AND SCHEDULES

     (i)  North Star Universal, Inc. and Subsidiaries

          Report of Independent Certified Public Accountants on Schedules

          Schedule VIII       -         Valuation and Qualifying Accounts

          Schedule IX         -         Short-term Borrowings

          All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

     (ii) Michael Foods, Inc. and Subsidiaries

          Consolidated Balance Sheets

          Consolidated Statements of Operations

          Consolidated Statements of Stockholders' Equity

          Consolidated Statements of Cash Flows

          Notes to Consolidated Financial Statements

          Report of Independent Certified Public Accountants

          Report of Independent Certified Public Accountants on Schedules

          Schedule II         -    Accounts Receivable from Related Parties

          Schedule V          -    Property, Plant and Equipment

          Schedule VI         -    Accumulated Depreciation, Depletion and
                                   Amortization of Property, Plant and Equipment

          Schedule VIII       -    Valuation and Qualifying Accounts

          Schedule IX         -    Short-Term Borrowings

          Schedule X          -    Supplementary Income Statement Information

          All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.   EXHIBITS

   3.1    Restated Articles of Incorporation of the Company (filed as Exhibit
          3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

   3.2 Restated By-laws of the Company (filed as Exhibit 3(a) to Registration No. 33-10558 and incorporated herein by reference).

   4.1 Form of Indenture, dated as of April 26, 1989, between the Company and National City Bank of Minneapolis, as trustee (filed as Exhibit 4.1 to Registration No. 33-26176 and incorporated herein by reference).

   4.2 Form of First Supplemental Indenture, dated as of March 16, 1992, amending the Indenture described in Exhibit 4.1 above (filed as Exhibit 4.2 to Registration No. 33-46418 and incorporated herein by reference).

   4.3 Indenture, dated as of December 1, 1986, between the Company and National City Bank of Minneapolis, as trustee, relating to $25,000,000 principal amount of Subordinated Debentures Series 87/88 (filed as
          Exhibit 4.1 to Registration No. 33-10558 and incorporated herein by reference).

   4.4 Indenture, dated as of September, 1985, between the Company and American National Bank and Trust Company, as trustee, relating to $14,000,000 principal amount of Subordinated Debentures, Series 1985 (filed as Exhibit 4 to Registration No. 2-99100 and incorporated herein by reference).

   9.1    Voting Agreement, dated May 16, 1991, between the Company and
          V. Gordon Clemons, relating to common stock of CorVel Corporation (filed as Exhibit 9.1 to Registration No. 33-40629 and incorporated herein by reference).

 +10.1 Employment Agreement, dated October 1, 1988, between the Company and Miles E. Efron (filed as Exhibit 10.1 to Registration No. 33-26176 and incorporated herein by reference).



 +10.2 Severance Agreement, dated December 31, 1990, between the Company and Miles E. Efron (filed as Exhibit 10.1(a) to Registration No. 33-26176 and incorporated herein by reference).

 +10.3 North Star Universal, Inc. Incentive Stock Option Plan, including the form of Stock Option Agreement related thereto (filed as Exhibit 10.19 to Registration No. 33-10558 and incorporated herein by reference).

 +10.4 North Star Universal, Inc. Non-Qualified Stock Option Plan, including the form of Stock Option Agreement related thereto (filed as Exhibit
          10.19 to Registration No. 33-10558 and incorporated herein by reference).

  10.5 Letter Agreement, dated March 25, 1987, between North Star Universal, Inc. and Michael Foods, Inc., pursuant to which the Company agreed not to acquire any additional food related businesses as long as it owns 25% of the capital stock of Michael Foods, Inc. (filed as Exhibit
          10.34 to Registration No. 33-10558 and incorporated herein by reference).

  10.6 Restated and Amended Credit Loan Agreement, dated May 17, 1990, between the Company and First Bank National Association (filed as
          Exhibit 19.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1990, and incorporated herein by reference).

  10.7 Amendment to Restated and Amended Revolving Credit Loan Agreement, dated January 11, 1991, between the Company and First Bank National Association, amending the Restated and Amended Revolving Credit Loan Agreement described in Exhibit 10.6 above (filed as Exhibit 10.11(d) to Registration No. 33-26176 and incorporated herein by reference).

  10.8 Letter Agreement, dated February 28, 1991, amending the terms of the Amendment to Restated and Amended Revolving Credit Loan Agreement described in Exhibit 10.7 above (filed as Exhibit 10.11(e) to Registration No. 33-26176 and incorporated herein by reference).

  10.9 Second Amendment to Restated and Amended Revolving Credit Loan Agreement, dated January 2, 1992, between the Company and First Bank National Association, amending the Restated and Amended Revolving Credit Loan Agreement described in Exhibit 10.6 above (filed as
          Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

 10.10 Third Amendment to Restated and Amended Revolving Credit Loan Agreement, dated November 18, 1992, between the Company and First Bank National Association, amending the terms of the Restated and Amended Revolving Credit Loan Agreement described in 10.6 above (filed as
          Exhibit 10.12(a) to Registration No. 33-46418 and incorporated herein by reference).

 10.11 Loan Agreement, dated as of May 1, 1989, between the City of Welcome, Minnesota and Eagle relating to $1,470,000 Industrial Development Revenue Bonds, Series 1989, Eagle Engineering and Manufacturing Company, Inc. Project (filed as Exhibit 10.15 to Registration No. 33-26176 and incorporated herein by reference).

 10.12 Mortgage and Security Agreement, dated as of May 1, 1989, securing the obligations of Eagle under the Loan Agreement described in Exhibit
          10.11 above, pursuant to which Eagle granted a mortgage to American National Bank and Trust Company, St. Paul, Minnesota, as trustee under that certain Indenture, dated as of May 1, 1989, relating to its facility in Welcome, Minnesota (filed as Exhibit 10.16 to Registration No. 33-26176 and incorporated herein by reference).

 10.13 Guaranty Agreement, dated as of May 1, 1989, executed by the Company as guarantor, pursuant to which the Company guaranties the obligations of Eagle under the Loan Agreement described in Exhibit 10.11 above (filed as Exhibit 10.17 to Registration No. 33-26176 and incorporated herein by reference).

+10.14 North Star Universal, Inc. 1988 Non-qualified Stock Option Plan, as amended April 26, 1989 and May 15, 1989, including form of Stock Option Agreement related thereto (filed as Exhibit 10.18 to Registration No. 33-26176 and incorporated herein by reference).

 10.15 Loan Agreement by and among Americable, certain of Americable's subsidiaries and First Bank National Association ("First Bank"), dated May 30, 1991, including promissory notes executed in connection therewith (filed as Exhibit 10.25 to Registration No. 33-26176 and incorporated herein by reference).

 10.16 Form of Security Agreement, dated May 30, 1991, which was executed by Americable and certain of its subsidiaries as debtors to secure the loans described in Exhibit 10.15 above (filed as Exhibit 10.25(a) to Registration No. 33-26176 and incorporated herein by reference).

 10.17 Subordination Agreement executed by the Company and Americable for the benefit of First Bank in connection with the loans described in
          Exhibit 10.15 above (filed as Exhibit 10.25(b) to Registration No. 33-26176 and incorporated herein by reference).

 10.18 First Amendment to Loan Agreement and Waiver, dated September 16, 1991, amending the Loan Agreement in Exhibit 10.15 above (filed as
          Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

 10.19 Second Amendment to Loan Agreement, dated May 31, 1992, amending the Loan Agreement in Exhibit 10.15 above (filed as Exhibit 10.29(a) to Registration No. 33-46418 and incorporated herein by reference).

 10.20 Third Amendment to Loan Agreement, dated June 30, 1992, amending the Loan Agreement in Exhibit 10.15 above (filed as Exhibit 10.29(b) to Registration No. 33-46418 and incorporated herein by reference).

 10.21 Fourth Amendment to Loan Agreement, dated March 12, 1993, amending the Loan Agreement in Exhibit 10.15 above, including Letter Agreement pursuant to which First Bank waived Americable's compliance with certain financial covenants contained in such Loan Agreement (filed as Exhibit 10.29(c) to Registration No. 33-46418 and incorporated herein by reference).

*+10.22 Employment Agreement, dated April 1, 1993, between the Company, Transition Engineering, Inc. and Peter E. Flynn.

 10.23 Lease, dated July 12, 1990, between C.E. Services, Inc. and Kingsland Properties, Ltd., relating to the leased facility in Batavia, Illinois (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

 10.24 Commercial Lease Agreement, dated January 31, 1990, between C.E. Services, Inc. and Post and Paddock Associates, relating to the leased facility in Grand Prairie, Texas (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

 10.25 Registration Rights Agreement, dated May 16, 1991, between the Company and FORTIS Corporation (filed as Exhibit 10.17 to Registration No. 33-40629 and incorporated herein by reference).

 10.26 Form of North Star Indemnification Agreement, dated May ___, 1991, between the Company and FORTIS Corporation (filed as Exhibit 10.20 to Registration No. 33-40629 and incorporated herein by reference).

 10.27 Standstill Agreement, dated May 15, 1991, between the Company and FORTIS Corporation (filed as Exhibit 10.21 to Registration No. 33-40629 and incorporated herein by reference).

 10.28 Promissory Note, dated June 1, 1991, executed in favor of the Company by James H. Michael (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

 10.29 Credit Agreement by and between C.E. Services, Inc. and Texas Commerce Bank, National Association, dated September 30, 1992, including promissory note and security agreements executed in connection therewith (filed as Exhibit 10.38 to Registration No. 33-46418 and incorporated herein by reference).

 10.30 Purchase and Sale Agreement by and among Leslie C. Malmquist, Universal Press and Label, Inc. and the Company, dated December 22, 1992, relating to the sale of Universal Press and Label, Inc. (filed as Exhibit 10.39 to Registration No. 33-46418 and incorporated herein by reference).

 10.31 Amended and Restated Loan and Security Agreement dated June 1, 1993 among Americable, Inc., Transition Engineering, Inc., Cable Distributions Systems, Inc. and First Bank National Association (filed as Exhibit 10.31 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.)

 10.32 First Amendment to Credit Agreement, dated as of October 1, 1993, by and between C.E. Services, Inc. and Texas Commerce Bank, amending the Credit Agreement in Exhibit 10.29 above (filed as Exhibit 10.41 to Registration No. 33-46418 and incorporated herein by reference).

 10.33 Second Amendment to Credit Agreement, dated as of November 15, 1993, by and between C.E. Services, Inc. and Texas Commerce Bank, amending the Credit Agreement in Exhibit 10.29 above (filed as Exhibit 10.42 to Registration No. 33-46418 and incorporated herein by reference).

 10.34 Credit Agreement for Discretionary Loans, dated as of July 1, 1993 between C.E. Services, Inc. and Texas Commerce Bank (filed as Exhibit
          10.43 to Registration No. 33-46418 and incorporated herein by reference).

 10.35 First Amendment to Credit Agreement for Discretionary Loans, dated as of October 1, 1993, by and between C.E. Services, Inc. and Texas Commerce Bank, amending the Credit Agreement for Discretionary Loans in Exhibit 10.33 above (filed as Exhibit 10.44 to Registration Statement No. 33-46418 and incorporated herein by reference).

 12.1 Computation of Ratio of Earnings to Fixed Charges for North Star Universal, Inc. for the year ended December 31, 1991 (filed as Exhibit
          12.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

 12.2 Computation of Ratio of Earnings to Fixed Charges for North Star Universal, Inc. for the years ended December 31, 1988, 1989 and 1990 (filed as Exhibit 12.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

  12.3 Computation of Ratio of Earnings to Fixed Charges for North Star Universal, Inc. for the year ended December 31, 1992 (filed as Exhibit
          12.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

 *12.4 Computation of Ratio of Earnings to Fixed Charges for North Star Universal, Inc. for the year ended December 31, 1993.

 *13.1    1993 Annual Report to Shareholders of North Star Universal, Inc.

 *22.1    Subsidiaries of the Registrant

 *23.1    Consent of Independent Certified Public Accountants-Grant Thornton.

- --------------------
*    Filed with this Annual Report on Form 10-K.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

(b)  Reports on Form 8-K.  None.

(c) See the Exhibit Index and Exhibits attached as a separate section of this report.

(d) See the Financial Statement Schedules of the Company, the Michael Foods, Inc. and Subsidiaries Consolidated Financial Statements and the Michael Foods, Inc. Financial Statement Schedules attached as a separate section of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 16, 1994           NORTH STAR UNIVERSAL, INC.

                                By                /s/ Jeffrey J. Michael
                                 -----------------------------------------------
                                Jeffrey J. Michael, President and
                                Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                                           Title                                          Date
       ---------                                           -----                                          ----
/s/Miles E. Efron                                   Chairman of the Board                           March 16, 1994
- -------------------------------------
Miles E. Efron

/s/James H. Michael                                 Director                                        March 16, 1994
- -------------------------------------
James H. Michael


/s/Jeffrey J. Michael                               President, Chief Executive                      March 16, 1994
- -------------------------------------               Officer and Director
Jeffrey J. Michael                                  (principal executive officer)

/s/Peter E. Flynn                                   Executive Vice President,                       March 16, 1994
- -------------------------------------
Peter E. Flynn                                      Chief Financial Officer
                                                    (principal financial and
                                                    accounting officer), Secretary
                                                    and Director

/s/Fred E. Stout                                    Director                                        March 16, 1994
- -------------------------------------
Fred E. Stout

                                                    Director
- -------------------------------------
David Z. Johnson


                                    REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                  ON SCHEDULES



Board of Directors
North Star Universal, Inc.

          In connection with our audits of the consolidated financial statements of North Star Universal, Inc. and Subsidiaries referred to in our report dated February 24, 1994, which is included in the Annual Report to Shareholders and incorporated by reference in Part II of this form, we have also audited Schedules VIII and IX for each of the three years in the period ended December 31, 1993. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.



                                         /s/ GRANT THORNTON



Minneapolis, Minnesota
February 24, 1994


                                             North Star Universal, Inc. and Subsidiaries

                                           SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
                                                  For the Years Ended December 31,
                                                           (In thousands)


                                                                              Charge
                                   Balance at             Provision         for Purpose                                Balance
                                    Beginning            Charged to         Reserve was                                At End
                                    of Year              Operations         Established           Other(a)             of Year
                                   ----------            ----------         -----------           --------             -------
Allowance of
Doubtful Accounts
- -----------------

1991                                  $  675               $  228             $  (238)             $  (281)             $  384

1992                                     384                  277                (346)                   -                 315

1993                                     315                  270                 (92)                 (34)                459


(a) At December 31, 1991 this represents accounts of Michael Foods and CorVel which are accounted for as unconsolidated subsidiaries. See Note 4 to Consolidated Financial Statements.



                                             North Star Universal, Inc. and Subsidiaries

                                                  SCHEDULE IX--SHORT-TERM BORROWINGS
                                                       (Dollars in thousands)

                                                                 Maximum         Average
                                                   Interest      Amount          Amount           Weighted
                                 Balance at         Rate at    Outstanding     Outstanding         Average
                                 End of Year      End of Year  During Year   During Year(d)   Interest Rate(e)
                                 -----------      -----------  -----------   --------------   ----------------

Year ended
December 31, 1991
- -----------------

North Star
 Universal, Inc. (a)             $      -             6.5%       $ 11,000        $     90            10%

Americable, Inc. (b)             $      -           6.875%       $    350        $     77          8.85%

Year ended
December 31, 1992
- -----------------

North Star
 Universal, Inc. (a)             $      -               6%       $      -        $      -              -

Americable, Inc. (b)             $  1,300           6.875%       $  1,300        $    397          6.93%

C.E. Services, Inc. (c)          $      -             6.5%       $  1,290        $    705          6.5%

Year ended
December 31, 1993
- -----------------

North Star
 Universal, Inc. (a)             $      -               6%       $      -        $      -              -

C.E. Services, Inc. (c)          $      -             6.5%       $  1,295        $    230          6.5%


(a) Revolving line of credit due January 1995 with interest at bank's reference rate.

(b) Revolving line of credit due May 1993 with interest at bank's reference rate plus .875%.

(c) Revolving line of credit due May 1994 with interest at bank's reference rate plus .5%.

(d) The average amount outstanding during the period was computed by dividing the total of daily outstanding principal balance by 365 days or the number of days the facility was in place during the year.

(e) The weighted average interest rate during the period was computed by dividing the total of daily average interest rates by the total number of days debt was outstanding during the year.


                     MICHAEL FOODS, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets


December 31,                                                                             1993            1992
- -------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                   $    223,000    $  6,064,000
     Accounts receivable, less allowances                                          33,087,000      33,684,000
     Inventories                                                                   49,138,000      52,387,000
     Prepaid expenses and other                                                     1,279,000       1,157,000
                                                                                 ----------------------------
          Total current assets                                                     83,727,000      93,292,000
PROPERTY, PLANT AND EQUIPMENT - AT COST
     Land                                                                           4,201,000       4,905,000
     Buildings and improvements                                                    89,980,000      91,243,000
     Machinery and equipment                                                      166,655,000     171,640,000
                                                                                 ----------------------------
                                                                                  260,836,000     267,788,000
     Less accumulated depreciation                                                 80,398,000      64,555,000
                                                                                 ----------------------------
                                                                                  180,438,000     203,233,000
OTHER ASSETS
     Goodwill, net                                                                 48,844,000      55,534,000
     Net assets held for sale                                                      11,939,000               -
     Investment in and advances to joint venture and other                          4,139,000      18,159,000
                                                                                 ----------------------------
                                                                                   64,922,000      73,693,000
                                                                                 ----------------------------
                                                                                 $329,087,000    $370,218,000
                                                                                 ----------------------------
                                                                                 ----------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Current maturities of long-term debt                                        $  9,814,000    $  6,943,000
     Accounts payable                                                              20,536,000      17,096,000
     Accrued compensation                                                           3,720,000       2,725,000
     Accrued insurance                                                              6,701,000       3,697,000
     Accrued product line disposal costs                                           12,702,000               -
     Other accrued expenses                                                         7,987,000       7,775,000
     Deferred income taxes                                                                  -         230,000
                                                                                 ----------------------------
          Total current liabilities                                                61,460,000      38,466,000
LONG-TERM DEBT, less current maturities                                            94,194,000     128,855,000
DEFERRED INCOME TAXES                                                              18,430,000      25,860,000
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value, 3,000,000 shares authorized, none issued              -               -
     Common stock, $.01 par value, 25,000,000 shares authorized,
          shares issued 19,915,489 in 1993 and 1992                                   199,000         199,000
     Additional paid-in capital                                                   117,640,000     117,640,000
     Retained earnings                                                             42,475,000      62,681,000
     Treasury stock, shares held 599,350 in 1993 and 378,750 in 1992 - at cost     (5,311,000)     (3,483,000)
                                                                                 -----------------------------
          Total stockholders' equity                                              155,003,000     177,037,000
                                                                                 ----------------------------
                                                                                 $329,087,000    $370,218,000
                                                                                 ----------------------------
                                                                                 ----------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     MICHAEL FOODS, INC. AND SUBSIDIARIES
                     Consolidated Statement of Operations

Years ended December 31,                                                 1993            1992            1991
- -------------------------------------------------------------------------------------------------------------
Net sales                                                       $ 474,783,000   $ 442,734,000   $ 454,735,000
Cost of sales                                                     414,965,000     390,185,000     380,270,000
                                                                ---------------------------------------------
          Gross profit                                             59,818,000      52,549,000      74,465,000
Selling, general and administrative expenses                       39,122,000      36,936,000      34,217,000
Disposal of product line                                           22,769,000               -               -
Restructuring charges                                              11,164,000               -               -
                                                                ---------------------------------------------
                                                                   73,055,000      36,936,000      34,217,000
                                                                ---------------------------------------------
          Operating profit (loss)                                 (13,237,000)     15,613,000      40,248,000
Other (income) expense
     Interest expense                                               9,210,000      10,247,000      10,744,000
     Interest capitalized                                            (116,000)       (261,000)       (956,000)
                                                                ----------------------------------------------
                                                                    9,094,000       9,986,000       9,788,000
     Interest income                                                 (731,000)       (398,000)       (277,000)
                                                                ----------------------------------------------
                                                                    8,363,000       9,588,000       9,511,000
                                                                ----------------------------------------------
          Earnings (loss) before income taxes                     (21,600,000)      6,025,000      30,737,000
Income tax expense (benefit)                                       (5,280,000)      2,175,000      11,070,000
                                                                ---------------------------------------------
          NET EARNINGS (LOSS)                                   $ (16,320,000)  $   3,850,000   $  19,667,000
                                                                ---------------------------------------------
                                                                ---------------------------------------------
          NET EARNINGS (LOSS) PER SHARE                         $        (.84)  $         .20   $        1.07
                                                                ---------------------------------------------
Weighted average shares outstanding                                19,416,000      19,516,000      18,400,000
                                                                ---------------------------------------------
                                                                ---------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     MICHAEL FOODS, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity

                                                 Common Stock
                                          ------------------------
                                                                      Additional
                                                                        Paid-In       Retained      Treasury
                                              Shares        Amount      Capital       Earnings         Stock      Total
                                          ----------   -----------   -----------   -----------   -----------   -----------
BALANCE AT JANUARY 1, 1991                17,121,246      $171,000   $67,459,000   $46,693,000   $(3,483,000)  $110,840,00
  Stock issued
    for acquisition                           13,543             -       311,000             -             -       311,000
  Exercise of non-qualified
    stock options to acquire
    common stock                             121,700         1,000     1,503,000             -             -     1,504,000
  Public offering
    proceeds, net                          2,587,500        26,000    47,599,000             -             -    47,625,000
  Net earnings for the year                        -             -             -    19,667,000             -    19,667,000
  Cash dividends
    of $.20 per share                              -             -             -    (3,626,000)            -    (3,626,000)
                                         ---------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1991              19,843,989       198,000   116,872,000    62,734,000    (3,483,000)  176,321,000
  Exercise of non-qualified
    stock options to acquire
    common stock                              71,500         1,000       768,000             -             -       769,000
  Net earnings for the year                        -             -             -     3,850,000             -     3,850,000
  Cash dividends
    of $.20 per share                              -             -             -    (3,903,000)            -    (3,903,000)
                                         ---------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1992              19,915,489       199,000   117,640,000    62,681,000    (3,483,000)  177,037,000
  Purchase of shares
    for treasury                                   -             -             -             -    (1,828,000)   (1,828,000)
  Net loss for the year                            -             -             -   (16,320,000)            -   (16,320,000)
  Cash dividends
    of $.20 per share                              -             -             -    (3,886,000)            -    (3,886,000)
                                         ---------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1993              19,915,489      $199,000  $117,640,000   $42,475,000   $(5,311,000) $155,003,000
                                         ---------------------------------------------------------------------------------
                                         ---------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     MICHAEL FOODS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

Years ended December 31,                                                 1993            1992            1991
- -------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings (loss)                                           $ (16,320,000)  $   3,850,000   $  19,667,000
  Adjustments to reconcile net earnings (loss) to
    net cash provided from operating activities:
    Depreciation                                                   22,446,000      21,454,000      17,603,000
    Amortization                                                    1,741,000       1,596,000       1,522,000
    Deferred income taxes                                          (7,660,000)       (640,000)      2,955,000
    Disposal of product line                                       22,769,000               -               -
    Restructuring charges                                          11,164,000               -               -
    Cash provided from (used in) changes in working capital
      employed, net of effect of disposal of product line,
      restructuring charges and business acquisitions:

      Accounts receivable                                             392,000        (595,000)        203,000
      Inventories                                                   2,968,000       8,011,000      (9,772,000)

      Prepaid expenses and other                                     (122,000)       (320,000)       (169,000)
      Accounts payable                                              3,440,000      (3,625,000)     (3,619,000)
      Accrued expenses                                              2,708,000       1,443,000      (8,102,000)
                                                                ----------------------------------------------
        Total adjustments                                          59,846,000      27,324,000         621,000
                                                                ----------------------------------------------
Net cash provided by operating activities                          43,526,000      31,174,000      20,288,000
Cash flows from investing activities:
  Capital expenditures                                             (8,669,000)    (28,723,000)    (46,883,000)
  Business acquisitions, net of cash acquired                               -               -      (5,149,000)
  Joint venture and other assets                                   (3,194,000)    (12,961,000)     (4,194,000)
                                                                ----------------------------------------------
Net cash used in investing activities                             (11,863,000)    (41,684,000)    (56,226,000)
Cash flows from financing activities:
  Proceeds from issuance of common stock                                    -         769,000      49,129,000
  Payments on long-term debt                                     (109,713,000)    (90,622,000)   (304,304,000)
  Proceeds from long-term debt                                     77,923,000     105,775,000     295,261,000
  Purchase of shares for treasury                                  (1,828,000)              -               -
  Cash dividends                                                   (3,886,000)     (3,903,000)     (3,626,000)
                                                                ----------------------------------------------
Net cash provided by (used in) financing activities               (37,504,000)     12,019,000      36,460,000
                                                                ----------------------------------------------
Net increase (decrease) in cash and cash equivalents               (5,841,000)      1,509,000         522,000
Cash and cash equivalents at beginning of year                      6,064,000       4,555,000       4,033,000
                                                                ---------------------------------------------
Cash and cash equivalents at end of year                        $     223,000   $   6,064,000   $   4,555,000
                                                                ---------------------------------------------
                                                                ---------------------------------------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                    $   9,445,000   $   9,972,000   $  10,743,000
    Income taxes                                                    3,858,000       2,281,000       7,794,000
  Liabilities assumed in business acquisitions                              -               -       5,289,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     MICHAEL FOODS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A
BASIS OF FINANCIAL STATEMENT PRESENTATION
The accompanying consolidated financial statements include the accounts of Michael Foods, Inc. (the "Company") and its wholly-owned subsidiaries, Kohler Mix Specialties, Inc., Crystal Foods, Inc., Northern Star Co., Morning Glory Eggs, Inc., Wisco Farm Cooperative, Farm Fresh Foods, Inc., Drallos Potato Co., Inc., Crystal Farms Refrigerated Distribution Company, M.G. Waldbaum Company and Sunnyside Vegetable Packing, Inc. ("Sunnyside").

     At December 31, 1993, North Star Universal, Inc. ("NSU") held 7,354,950 shares of the issued and outstanding common stock of the Company or 38.1%. Certain directors of the Company are also officers and directors of NSU.

NOTE B
SUMMARY OF ACCOUNTING POLICIES
The Company is a holding company which, through its operating subsidiaries, is engaged in the food processing and distribution business primarily throughout the United States. Principal products are eggs, egg products, refrigerated food products, fresh and frozen potato products, ice milk mix, ice cream mix and milk, and refrigerated soups and salads.

1.   PRINCIPLES OF CONSOLIDATION
The Company consolidates the accounts of its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

2.   CASH AND CASH EQUIVALENTS
The Company considers its highly liquid temporary investments with maturities of three months or less to be cash equivalents.

3.   INVENTORIES
Inventories other than raw potatoes and potato products are stated at the lower of cost (determined on a first-in, first-out basis) or market. Raw potatoes and potato products are stated at the lower of average cost for the year in which produced or at market.

     Inventories consist of the following:

December 31,                                    1993                  1992
- --------------------------------------------------------------------------
Work in process and
  finished goods                        $ 14,386,000          $ 15,400,000
Raw materials and supplies                17,028,000            16,374,000
Flocks                                    17,724,000            20,613,000
                                        ----------------------------------
                                        $ 49,138,000          $ 52,387,000
                                        ----------------------------------
                                        ----------------------------------

4.   DEPRECIATION
Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on the straight-line basis.

5.   GOODWILL AND AMORTIZATION
Goodwill has resulted from various acquisitions made by the Company. All acquisitions were accounted for as purchases and the excess of the total acquisition cost over the fair value of the net assets acquired was recorded as goodwill. Currently, goodwill is being amortized on the straight-line basis over 40 years. Accumulated amortization was $5,925,000 and $5,393,000 at December 31, 1993 and 1992, respectively. The Company maintains separate financial records for each of its acquired entities and performs periodic strategic and long-range planning for each entity. The Company evaluates its goodwill annually to determine potential impairment by comparing the carrying value to the undiscounted future cash flows of the related assets. The Company modifies the life or adjusts the value of a subsidiary's goodwill if an impairment is identified. See Note D for an impairment identified during 1993.

6.   RECLASSIFICATIONS
Certain reclassifications have been made to the 1992 and 1991 consolidated financial statements to conform to the 1993 presentation.

NOTE C
DISPOSAL OF PRODUCT LINE
The Company invested in a joint venture with an unrelated company for the purpose of producing reduced cholesterol liquid whole eggs. The Company owns 50% of the joint venture and recognizes one half of the profit or loss which results from the joint venture. Under the terms of the joint venture agreement, the Company paid a processing toll to the joint venture equal to the costs of production plus an amount to provide a return on each partner's investment.

     In 1993, the revenues and expenses directly attributable to the discontinued product line were net sales of $4,664,000, cost of sales of $10,545,000, selling, general and administrative expenses of $2,505,000 and interest income of $697,000. In 1992, the revenues and expenses directly attributable to the discontinued product line were net sales of $2,397,000, cost of sales of $3,926,000, selling, general and administrative expenses of $3,722,000 and interest income of $349,000. The Company thus recorded pre-tax losses directly attributable to the discontinued product line in 1993 and 1992 of approximately $7,689,000 and $4,902,000, respectively.

     Due to the significant continuing losses and lack of adequate market acceptance, the Company decided in December 1993 to cause the early termination of its joint venture for the reduced cholesterol liquid whole eggs product.

     As a result of the disposal of this product line and the decision to terminate the joint venture, the Company has accrued $11,500,000 to acquire the interest of its joint venture partner and $1,202,000 to cover other costs associated with the termination. Management believes these accruals will be adequate to complete the purchase and liquidate the joint venture in early 1994. The Company is also acquiring a building from the joint venture for $1,000,000. The Company has reduced its investment in and advances to the joint venture to the expected proceeds from the sale of the remaining partnership assets based on their appraised value of $6,000,000, which is included in net assets held for sale in the consolidated balance sheet at December 31, 1993. Consequently, in 1993 the Company recorded a one-time charge of approximately $22,769,000 and a related income tax benefit of $8,485,000.

NOTE D
RESTRUCTURING CHARGES
Sunnyside has sustained significant losses since its acquisition in May 1991. Management has determined that Sunnyside's operations require significant restructuring and modification, including the physical relocation of its production facility. In the opinion of management, these factors are so significant to the enterprise that the goodwill relating to Sunnyside at the time of acquisition has been permanently impaired and should be eliminated. The unamortized goodwill of approximately $5,129,000 and the anticipated site abandonment, relocation and other costs of approximately $2,108,000 have been included in the restructuring charge related to Sunnyside, since these amounts were not expected to be recovered from its undiscounted future cash flows.

     In addition, the Company has recorded other restructuring charges of $3,927,000, primarily related to certain small egg production facilities held for sale to reflect their current net realizable value at December 31, 1993, in conjunction with restructuring within its egg operations.

     The determination to record these restructuring charges was made during the fourth quarter of 1993.

NOTE E
LONG-TERM DEBT

     Long-term debt consists of:

December 31,                                   1993          1992
- -----------------------------------------------------------------
Revolving line of credit (a)            $23,100,000  $ 48,550,000
9.5% senior promissory
  notes (b)                              42,000,000    46,000,000
9.85% senior promissory
  notes (c)                              20,000,000    20,000,000
10.4% senior promissory
  notes (d)                              15,000,000    17,500,000
Other                                     3,908,000     3,748,000
                                        -----------   -----------
                                        104,008,000   135,798,000
Less current maturities                   9,814,000     6,943,000
                                        -----------   -----------
                                        $94,194,000  $128,855,000
                                        -----------   -----------
                                        -----------   -----------

     Under the discounted cash flow method, the fair value of total long-term debt approximates $108,221,000 and $140,800,000 at December 31, 1993 and 1992,
respectively.

     Aggregate minimum annual principal payments of long-term debt maturing in years subsequent to December 31, 1993 are as follows:

Year ending December 31,             Amount
- -------------------------------------------
1994                          $   9,814,000
1995                             11,833,000
1996                             34,958,000
1997                             13,849,000
1998                             13,682,000
1999 and subsequent              19,872,000
                              -------------
                              $ 104,008,000
                              -------------
                              -------------

(a) The Company has an unsecured revolving line of credit with its principal banks for $55,000,000 with interest at the principal banks' reference rate, or alternative variable rates, at the Company's option. At December 31, 1993, the Company had $6,100,000 outstanding at the reference rate of 6.0% and $17,000,000 outstanding at an average variable rate of 4.0%. This revolving line of credit, which matures on January 31, 1996, contains certain restrictive covenants similar to the covenants contained in the senior promissory notes. At
December 31, 1993, $31,900,000 of this line was unused.

(b) The 9.5% senior promissory notes are due in varying semi-annual installments of $2,000,000 to $5,000,000 from June, 1994 through December, 1999. Interest is payable semi-annually. The notes are unsecured and contain certain restrictive covenants. The most significant covenants are: minimum net worth requirements, limitations on additional indebtedness and liens, minimum interest coverage and limitations on a change in control of the Company.

(c) The 9.85% senior promissory notes are due in annual installments of $2,800,000 beginning October, 1994 to October, 1999, with the remaining principal of $3,200,000 due in October, 2000. Interest is payable quarterly. The notes are unsecured and contain certain restrictive covenants similar to the covenants contained in the 9.5% senior promissory notes.

(d) The 10.4% senior promissory notes are due in annual installments of $2,500,000 from December, 1994 through December, 1999, with interest payable semi-annually. The notes are unsecured and contain certain restrictive covenants similar to the 9.5% senior promissory notes.

NOTE F
INCOME TAXES
The Company files a consolidated Federal income tax return. The Company's Federal income tax returns through December 31, 1989 have been examined by the IRS which resulted in no material changes. The Company's Federal income tax returns for the years ended December 31, 1990 through December 31, 1992 are currently under examination by the IRS. No significant adjustments are expected from this examination.

     The provision for income taxes consists of the following:

Years ended
December 31,                1993               1992               1991
- ----------------------------------------------------------------------
Current
  Federal           $  1,968,000       $  2,390,000       $  6,929,000
  State                  412,000            425,000          1,186,000
                    ------------       ------------       ------------
                       2,380,000          2,815,000          8,115,000
Deferred
  Federal             (6,746,000)          (544,000)         2,524,000
  State                 (914,000)           (96,000)           431,000
                    ------------       ------------       ------------
                      (7,660,000)          (640,000)         2,955,000
                    ------------       ------------       ------------
                     $(5,280,000)       $ 2,175,000       $ 11,070,000
                    ------------       ------------       ------------
                    ------------       ------------       ------------

     Included in the 1993 provision for deferred income taxes is a $1,200,000 expense resulting from the increase in enacted Federal income tax rates.

     For tax purposes, the Company has alternative minimum tax credit carryforwards ("AMT") of $3,275,000. These amounts have been recognized for financial reporting purposes.

     Deferred income taxes arise from temporary differences between financial and tax reporting. The tax effects of the cumulative temporary differences resulting in the deferred tax liability are as follows:

December 31,                1993               1992
- ---------------------------------------------------
Depreciation        $ 31,609,000       $ 29,288,000
Farm inventory
  accounting           2,349,000          2,583,000
AMT credit            (3,275,000)        (2,450,000)
Disposal of
  product line        (8,485,000)                 -
Other                 (3,768,000)        (3,331,000)
                    ------------       ------------
                    $ 18,430,000       $ 26,090,000
                    ------------       ------------
                    ------------       ------------

     The following is a reconciliation of the Federal statutory income tax rate to the consolidated effective tax rate:

Years ended December 31,    1993               1992               1991
- ----------------------------------------------------------------------
Federal statutory rate     (35.0)%             34.0%              34.0%
State tax effect            (1.5)               3.6                3.5
Goodwill                    10.8                7.4                4.8
Tax rate change              5.6                  -                  -
Other                       (4.3)              (9.0)              (6.3)
                           -----               ----               ----
                           (24.4)%             36.0%              36.0%
                           -----               ----               ----
                           -----               ----               ----

NOTE G
EMPLOYEE RETIREMENT PLANS
Full-time employees of the Company who meet service requirements are eligible to participate in the Michael Foods, Inc. Retirement Savings Plan. The Company will match up to 4% of each participant's eligible compensation. Contributions of $1,088,000, $1,204,000 and $818,000 were charged to operations for the years ended December 31, 1993, 1992 and 1991, respectively.

NOTE H
STOCKHOLDERS' EQUITY
During 1993, the Company purchased 220,600 shares of its common stock for $1,828,000 on the open market under a stock repurchase plan. These shares are held as treasury stock.

     On April 15, 1991, the Company declared a three-for-two stock split in the form of a stock dividend. The financial statements, earnings per share, dividends per share and information relating to stock options have been retroactively restated to reflect the split.

     The Company's Non-Qualified Stock Option Plan (the "Plan") was adopted by the Board of Directors on March 20, 1987. The Plan provides for the grant of options to officers and other key employees of the Company and its subsidiaries. The ten-year options are generally not exercisable in the first year and vest ratably over the first five years. The exercise price of the options granted is the fair market value at the date of grant.

     Option transactions under the Plan during each of the three years ended December 31, 1993 are summarized as follows:

                          Number of           Option Price
                          Shares              Per Share
                          ------------        -------------------
Outstanding at
  January 1, 1991            1,498,476        $ 7.11-  --  $13.33
Granted                        152,942         13.08-  --   18.63
Exercised                     (110,450)         7.11-  --   12.42
Cancelled                      (22,507)         7.11-  --   12.25
                             ---------
Outstanding at
  December 31, 1991          1,518,461          7.11-  --   18.63
Granted                         83,252          8.38-  --   18.88
Exercised                      (26,500)         7.11-  --   12.42
Cancelled                      (75,599)         8.58-  --   17.83
                             ---------
Outstanding at
  December 31, 1992          1,499,614          7.11-  --   18.88
Granted                        226,847          8.00-  --   10.13
Cancelled                      (50,231)         9.33-  --   18.88
                             ---------
Outstanding at
  December 31, 1993          1,676,230        $ 7.11-  --  $18.88
                             ---------
                             ---------


     Options to purchase 1,361,553 shares were exercisable at December 31, 1993.

     The Company also has an Incentive Stock Option Plan (the "ISO Plan"); however, no shares have been granted under its provisions. The Company has reserved 2,142,500 shares for the Plan and the ISO Plan.

     During 1993, the stockholders approved a Stock Option Plan for Non-Employee Directors (the "Director Plan"). Under the Director Plan 150,000 shares were reserved for grant. All options are exercisable one year from the date of grant and have a term of ten years. Stock options for 20,000 shares were granted during 1993, options for 16,250 shares were cancelled and none were exercised. Previous to adopting the Director Plan, the Company had a policy of granting options to non-employee directors. During 1992, options for 45,000 shares of common stock were exercised and options for 45,000 shares remained outstanding at December 31, 1992, under the Company's old policy. At December 31, 1993 options for 48,750 shares with exercise prices ranging from $7.63 to $14.67 per share were outstanding and options for 101,250 shares were available for grant.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Michael Foods, Inc.

     We have audited the accompanying consolidated balance sheets of Michael Foods, Inc. and Subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michael Foods, Inc. and Subsidiaries as of December 31, 1993 and 1992 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.



Minneapolis, Minnesota                                /s/ Grant Thornton
February 16, 1994

                                    REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                  ON SCHEDULES



Board of Directors
Michael Foods, Inc.

          In connection with our audits of the consolidated financial statements of Michael Foods, Inc. and Subsidiaries referred to in our report dated
February 16, 1994, which is included in Part IV of the Annual Report on Form 10-K of North Star Universal, Inc. for the year ended December 31, 1993, we have also audited Schedules II, V, VI, VIII, IX and X of Michael Foods, Inc.
and Subsidiaries for each of the three years in the period ended December 31, 1993. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.



                                         /s/ GRANT THORNTON



Minneapolis, Minnesota
February 16, 1994

                                                                                                                   SCHEDULE II

                                    MICHAEL FOODS, INC. AND SUBSIDIARIES

                                  AMOUNTS RECEIVABLE FROM RELATED PARTIES

- ------------------------------------------------------------------------------------------------------------------
      Col. A                     Col. B          Col. C                  Col. D                        Col. E
- ------------------------------------------------------------------------------------------------------------------
                                                                       Deductions
                                                                ----------------------------
                               Balance at                         (1)                (2)
                              Beginning of                       Amounts           Amounts       Balance at End of
   Name of Debtor                Period         Additions       Collected        Written Off      Period-Current
- ------------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 1991:

Cholorex Company                       $0     $2,959,000        $2,009,000           $0              $950,000

For the Year Ended
  December 31, 1992:

Cholorex Company                 $950,000     $2,033,000        $2,969,000           $0               $14,000

For the Year Ended
  December 31, 1993:

Cholorex Company                  $14,000     $1,874,000        $1,840,000           $0               $48,000



                                                                                                              SCHEDULE V
                                       MICHAEL FOODS, INC. AND SUBSIDIARIES

                                           PROPERTY, PLANT AND EQUIPMENT

- ------------------------------------------------------------------------------------------------------------------------
            Col. A                   Col. B             Col. C            Col. D             Col. E           Col. F
- ------------------------------------------------------------------------------------------------------------------------
                                                                                             Other
                                   Balance at                                             Changes Add
                                  Beginning of        Additions at                          (Deduct)        Balance at
        Classification               Period               Cost          Retirements         Describe       End of Period
- ------------------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 1991
Land                              $  4,030,000        $   429,000        $   10,000       $         0      $  4,449,000
Buildings and Improvements          69,935,000         12,598,000         1,495,000           243,000        81,281,000
Machinery and Equipment            118,711,000         35,389,000           846,000         1,912,000       155,166,000
                                  ------------        -----------        ----------       -----------      ------------
                                  $192,676,000        $48,416,000        $2,351,000       $ 2,155,000      $240,896,000
                                  ------------        -----------        ----------       -----------      ------------
                                  ------------        -----------        ----------       -----------      ------------
                                                                                                   (a)
For the Year Ended
  December 31, 1992:
Land                              $  4,449,000        $   458,000        $    2,000       $         0      $  4,905,000
Buildings and Improvements          81,281,000         10,970,000         1,008,000                 0        91,243,000
Machinery and Equipment            155,166,000         20,185,000         3,711,000                 0       171,640,000
                                  ------------        -----------        ----------       -----------      ------------
                                  $240,896,000        $31,613,000        $4,721,000       $         0      $267,788,000
                                  ------------        -----------        ----------       -----------      ------------
                                  ------------        -----------        ----------       -----------      ------------
For the Year Ended
  December 31, 1993:
Land                              $  4,905,000        $         0        $    4,000       $(  700,000)     $  4,201,000
Buildings and Improvements          91,243,000          3,327,000         3,694,000        (  896,000)       89,980,000
Machinery and Equipment            171,640,000          8,344,000         5,710,000        (7,619,000)      166,655,000
                                  ------------        -----------        ----------       -----------      ------------
                                  $267,788,000        $11,671,000        $9,408,000       $(9,215,000)     $260,836,000
                                  ------------        -----------        ----------       -----------      ------------
                                  ------------        -----------        ----------       -----------      ------------
                                                                                                   (b)

- ------------------------
(a) Property, plant and equipment acquired - business acquisitions
(b) Reclassification to Net Assets Held for Sale



                                                                                                                      SCHEDULE VI
                                                MICHAEL FOODS, INC. AND SUBSIDIARIES

                                        ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                                  OF PROPERTY, PLANT AND EQUIPMENT

- ---------------------------------------------------------------------------------------------------------------------------------
     Col. A                                 Col. B             Col. C              Col. D            Col. E             Col. F
- ---------------------------------------------------------------------------------------------------------------------------------
                                                              Additions                               Other
                                         Balance at           Charged to                            Changes Add       Balance at
                                        Beginning of          Costs and                              (Deduct)           End of
  Classification                            Period             Expenses          Retirements         Describe           Period
- ---------------------------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 1991:

Buildings and Improvements              $  6,974,000        $  3,826,000        $    414,000       $          0       $10,386,000
Machinery and Equipment                   21,173,000          13,777,000             404,000                  0        34,546,000
                                        ------------        ------------        ------------       ------------       -----------
                                        $ 28,147,000        $ 17,603,000        $    818,000       $          0       $44,932,000
                                        ------------        ------------        ------------       ------------       -----------
                                        ------------        ------------        ------------       ------------       -----------

For the Year Ended
  December 31, 1992:

Buildings and Improvements              $ 10,386,000        $  4,459,000        $    119,000       $          0       $14,726,000
Machinery and Equipment                   34,546,000          16,995,000           1,712,000                  0        49,829,000
                                        ------------        ------------        ------------       ------------       -----------
                                        $ 44,932,000        $ 21,454,000        $  1,831,000       $          0       $64,555,000
                                        ------------        ------------        ------------       ------------       -----------
                                        ------------        ------------        ------------       ------------       -----------

For the Year Ended
  December 31, 1993:

Buildings and Improvements              $ 14,726,000        $  4,671,000         $   217,000       $  (519,000)       $18,661,000
Machinery and Equipment                   49,829,000          17,775,000           3,110,000        (2,757,000)        61,737,000
                                        ------------        ------------         -----------       ------------       -----------
                                        $ 64,555,000        $ 22,446,000         $ 3,327,000       $(3,276,000)       $80,398,000
                                        ------------        ------------         -----------       ------------       -----------
                                        ------------        ------------         -----------       ------------       -----------
                                                                                                            (a)

- ------------------------
(a) Reclassification to Net Assets Held for Sale

Lives used in computing depreciation, principally on a straight line basis:
  Buildings and Improvements...........10-40 years
  Machinery and Equipment...............3-10 years



                                                                                                                       SCHEDULE VIII


                                                MICHAEL FOODS, INC. AND SUBSIDIARIES

                                                  VALUATION AND QUALIFYING ACCOUNTS


- -------------------------------------------------------------------------------------------------------------------
        Col. A                 Col. B                      Col. C                      Col. D           Col. E
- -------------------------------------------------------------------------------------------------------------------
                                                         Additions
                                             -----------------------------------
                                                                       (2)
                                                   (1)              Charges to
                              Balance at        Charged to             Other
                             Beginning of        Cost and            Accounts-       Deductions-     Balance at End
    Description                 Period           Expenses            Describe        Describe (a)       of Period
- -------------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 1991:

Allowance for
 Doubtful Accounts            $233,000           $712,000               $0            $547,000          $398,000

For the Year Ended
  December 31, 1992:

Allowance for
 Doubtful Accounts            $398,000           $380,000               $0            $332,000          $446,000

For the Year Ended
  December 31, 1993:

Allowance for
 Doubtful Accounts            $446,000           $756,000               $0            $319,000          $883,000

- ------------------------
(a)  Write-offs of accounts deemed uncollectible.




                                                                                                    SCHEDULE IX

                                      MICHAEL FOODS, INC. AND SUBSIDIARIES

                                              SHORT-TERM BORROWINGS

- ---------------------------------------------------------------------------------------------------------------
        Col. A                      Col. B           Col. C          Col. D         Col. E          Col. F
- ---------------------------------------------------------------------------------------------------------------
                                                                     Maximum        Average         Weighted
                                                                     Amount         Amount          Average
                                                     Weighted      Outstanding    Outstanding     Interest Rate
Category of Aggregate           Balance at End        Average      During the     During the       During the
Short-term Borrowings              of Period       Interest Rate      Period      Period (b)       Period (c)
- ---------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 1991:

Bank Demand Notes (a)            $27,840,000           5.83%       $37,437,000    $4,823,000         7.70%

For the Year Ended
  December 31, 1992:

Bank Demand Notes (d)               NONE

For the Year Ended
  December 31, 1993:

Bank Demand Notes (d)               NONE


- ------------------------
(a) Bank lines of credit payable on demand with an interest rate floating with the bank's reference rate or other variable rates.

(b) The average amount outstanding during the period was computed by dividing the total of daily outstanding principal balances by 365 days.

(c) The weighted average interest rate during the period was computed by dividing the total of daily average interest rates by the total number of days debt was outstanding during the year.

(d) The Company's revolving line of credit was refinanced into a long-term facility in February 1992.



                                                                      SCHEDULE X

                        MICHAEL FOODS, INC. AND SUBSIDIARIES

                     SUPPLEMENTARY INCOME STATEMENT INFORMATION


- --------------------------------------------------------------------------------
           Column A -                                         Column B -
            Item                                   Charged to Costs and Expenses
- --------------------------------------------------------------------------------
For the Year Ended
  December 31, 1991:

1.  Maintenance and Repairs...........................................$6,333,000


For the Year Ended
  December 31, 1992:


1.  Maintenance and Repairs...........................................$7,111,000
5.  Advertising costs.................................................$4,940,000


For the Year Ended
  December 31, 1993:


1.  Maintenance and Repairs...........................................$6,688,000


                                  EXHIBIT INDEX

Exhibit                                             Page
Number                                              Number
- ------                                              ------
10.22         Flynn Employment Agreement

12.4          Computation of Ratio of Earnings to Fixed Charges

13.1          1993 Annual Report to Shareholders

22.1          Subsidiaries of the Registrant

23.1          Consent of Independent Certified Public
              Accountants