Form 10-Q
period 1994-03-31
NORTH STAR UNIVERSAL INC
filed 1994-05-13
CIK 768158

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For period ended March 31, 1994


          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                         Commission file number 0-15638

                           NORTH STAR UNIVERSAL, INC.

             (Exact name of registrant as specified in its charter)


                 MINNESOTA                              41-0498850
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)

      610 Park National Bank Building                     55416
          Minneapolis, Minnesota                        (Zip Code)
  (Address of principal executive office)

       Registrant's telephone number, including area code: (612) 546-7500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X    No
    -----     -----

At April 30, 1994, 9,438,000 shares of common stock of the registrant were outstanding.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                   North Star Universal, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                   March 31,    December 31,
                                                     1994           1993
                                                  ----------     ----------
                                                 (Unaudited)
ASSETS

Current Assets
  Cash and cash equivalents                       $    7,214     $    6,981
  Accounts receivable, net                             7,321          7,617
  Inventories                                         10,088         10,800
  Prepaid expenses and other                           1,239          1,309
                                                  ----------     ----------
  Total current assets                                25,862         26,707

Property and equipment, net                            3,337          3,429
Investment in unconsolidated subsidiaries             70,453         69,108
Goodwill, net                                          7,159          7,275
Other assets                                           2,030          2,088
                                                  ----------     ----------
                                                  $  108,841     $  108,607
                                                  ----------     ----------
                                                  ----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Notes payable to bank                           $      300     $       --
  Current portion of long-term debt                   12,734         12,799
  Accounts payable and accrued expenses                9,838         10,473
                                                  ----------     ----------
  Total current liabilities                           22,872         23,272

Long-term debt, net of current maturities             30,605         30,395
Deferred income taxes                                 20,560         20,265

Shareholders' Equity
  Common stock, $.25 par value
    100,000,000 shares authorized,
    9,438,000 issued and outstanding                   2,360          2,360
  Additional paid-in-capital                          30,937         30,937
  Retained earnings                                    1,769          1,623
  Foreign currency translation adjustment               (262)          (245)
                                                  ----------     ----------
  Total shareholders' equity                          34,804         34,675
                                                  ----------     ----------
                                                  $  108,841     $  108,607
                                                  ----------     ----------
                                                  ----------     ----------


      See accompanying notes to condensed consolidated financial statements

                   North Star Universal, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per share amounts)

                                                      Three Months Ended
                                                           March 31,
                                                  -------------------------
                                                     1994           1993
                                                  ----------    -----------

Revenues                                          $   23,989    $    26,354
Operating and product costs                           18,514         20,676
                                                  ----------    -----------
  Gross profit                                         5,475          5,678

Selling, general, and administrative expenses          5,710          5,834
                                                  ----------    -----------
  Operating loss                                        (235)          (156)

Interest expense, net                                 (1,036)        (1,032)
                                                  ----------    -----------

Loss before income taxes and equity in
  earnings of unconsolidated subsidiaries             (1,271)        (1,188)

Income tax benefit                                      (390)          (420)
                                                  ----------    -----------

Loss before equity in earnings
  of unconsolidated subsidiaries                        (881)          (768)

Equity in earnings of unconsolidated
  subsidiaries                                         1,027            271
                                                  ----------    -----------

Net income (loss)                                 $      146    $      (497)
                                                  ----------    -----------
                                                  ----------    -----------

Income (loss) per share                           $     0.01    $     (0.05)
                                                  ----------    -----------
                                                  ----------    -----------

Weighted average shares outstanding                9,834,900      9,438,000
                                                  ----------    -----------
                                                  ----------    -----------


      See accompanying notes to condensed consolidated financial statements

                   North Star Universal, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Three Months Ended March 31, (Unaudited)
                                 (In thousands)


                                                      1994           1993
                                                    --------       --------

Net cash used in operating activities               $   (610)      $   (879)

Cash flows for investing activities
  Capital expenditures                                  (205)          (219)
  Other                                                  235            645
                                                    --------       --------


Net cash used in investing activities                    (30)           426
                                                    --------       --------

Cash flow from financing activities
  Proceeds from long-term debt                        12,591            991
  Payments on long-term debt                         (12,446)        (1,295)
  Proceeds from notes payable                          1,150             --
  Payments on notes payable                             (850)            --
  Cash dividends received from Michael Foods             368            368
                                                    --------       --------

Net cash provided by financing activities                813             64
                                                    --------       --------

Net increase (decrease) in cash and cash equivalents     233           (389)

Cash and cash equivalents at beginning of period       6,981          9,380
                                                    --------       --------

Cash and cash equivalents at end of period          $  7,214       $  8,991
                                                    --------       --------
                                                    --------       --------


     See accompanying notes to condensed consolidated financial statements.

                   North Star Universal, Inc. and Subsidiaries
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION --

     The accompanying unaudited condensed consolidated financial statements have been prepared by North Star Universal, Inc. ("North Star" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

     Revenues and operating profits for the three months ended March 31 may not necessarily be indicative of the results to be expected for the full year.

2.   INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES --

     The Company's unconsolidated subsidiaries consist of its investments in Michael Foods, Inc. ("Michael Foods") and CorVel Corporation ("CorVel"). CorVel has a fiscal year ended March 31. The following is summarized balance sheet and income statement information of the Company's unconsolidated subsidiaries as of and for the three month period ended March 31, 1994 (in thousands):


                                                 Michael Foods     CorVel
                                                 -------------   ---------

  Current assets                                   $  91,877     $  23,468
  Noncurrent assets                                  244,996        10,625
  Current liabilities                                 56,168         6,230
  Noncurrent liabilities                             123,457            --
  Revenues                                           121,641        21,569
  Gross profit                                        17,168        13,288
  Net income                                           3,211         1,283


3.   INVENTORIES --

     Inventories are stated at the lower of average cost (first-in, first-out) or market. Inventories consist of the following (in thousands):


                                              March 31,   December 31,
                                                1994          1993
                                             ----------   ------------
    Work in process and finished goods       $    7,765   $      8,741
    Purchased parts and supplies                  2,323          2,059
                                             ----------   ------------
                                             $   10,088   $     10,800
                                             ----------   ------------
                                             ----------   ------------

                   North Star Universal, Inc. and Subsidiaries
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

4.   EARNINGS PER SHARE --

     Earnings per share are based on the average number of shares outstanding during the period after giving effect to the assumed exercise of outstanding stock options, except where the effects are antidilutive.

5.   INCOME TAXES --

     Deferred income taxes arise from temporary differences between financial and tax reporting. To the extent the Company's financial reporting basis in its investment in unconsolidated subsidiaries exceeds its tax basis, and is not expected to be realized in a tax-free manner, the Company records a deferred tax liability. In the fourth quarter of 1993, the Company determined that all future dispositions of its Michael Foods holdings may not be completed in a tax-free manner. Accordingly, at December 31, 1993, the Company recorded a deferred tax liability of approximately $18.7 million related to the accounting for temporary differences between financial and tax reporting of its investment in Michael Foods.

     At March 31, 1994, the deferred tax liability includes a cumulative tax effect of approximately $18.9 million and $4.1 million for the differences in the financial reporting and tax basis of the Company's investments in Michael Foods and CorVel, respectively.

6.   RECLASSIFICATIONS --

     Certain 1993 amounts have been reclassified to conform with the financial statement presentation used in 1994. Such reclassifications had no impact on previously reported retained earnings or net income.

                   North Star Universal, Inc. and Subsidiaries
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     North Star Universal, Inc. ("North Star" or "the Company") is a holding company. The Company's three key holdings consist of Michael Foods, Inc. ("Michael Foods"), CorVel Corporation ("CorVel") and its computer businesses. At March 31, 1994, the Company owned a 38% interest in Michael Foods and a 39% ownership interest in CorVel. The Company's investments in Michael Foods and CorVel are accounted for as unconsolidated subsidiaries using the equity method of accounting.

     The Company's continuing operations consist of Americable, Inc., Transition Engineering, Inc., and C.E. Services, Inc., (including its United Kingdom subsidiary, C.E. Services (Europe) Limited). Americable is a provider of voice and data communications networking products, systems and services. Transition Engineering designs and manufactures connectivity devices used in local area network ("LAN") applications. C.E. Services remarkets, reconfigures, refurbishes and warehouses mainframe computers and peripherals and provides related technical and maintenance services.

     The following is unaudited summarized operating results for each of the Company's continuing operations for the three months ended March 31 (in thousands).

Three months ended March 31,                             1994           1993
- ------------------------------------------------------------------------------
Revenues
     C.E. Services                                     $ 14,043       $ 15,618
     Americable                                           7,751          8,890
     Transition Engineering                               2,460          2,149
     Eliminations                                          (265)          (303)
                                                       -----------------------
                                                       $ 23,989       $ 26,354
                                                       -----------------------
                                                       -----------------------
Gross Profit
     C.E. Services                                     $  2,424       $  2,285
     Americable                                           2,039          2,518
     Transition Engineering                               1,012            875
                                                       -----------------------
                                                       $  5,475       $  5,678
                                                       -----------------------
                                                       -----------------------
Operating Income (Loss)
     C.E. Services                                     $     66       $     67
     Americable                                            (148)           (47)
     Transition Engineering                                 130            153
     Corporate expenses                                    (283)          (329)
                                                       -----------------------
                                                       $   (235)      $   (156)
                                                       -----------------------
                                                       -----------------------

                   North Star Universal, Inc. and Subsidiaries
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1994 vs. THREE MONTHS ENDED MARCH 31, 1993

     Consolidated revenues decreased $2.4 million or 9% to $24 million from $26.3 million in 1993. The $1.6 million or 10.1% decrease at C.E. Services is primarily due to lower demand of used mainframe systems and features within its European operations. Sales from C.E. Services' European operations decreased $2.3 million or 55% to approximately $1.9 million for the period. C. E. Services does not expect demand for its products and services within its European operations to measurably improve during the remainder of 1994.
Revenues at Americable, excluding approximately $1.6 million of sales in 1993 from its Canadian operations which were disposed in December 1993, increased approximately $500,000 or 7% to $7.7 million. This was due primarily to higher demand for its value-added products and services. The 14.5% increase in revenues at Transition Engineering resulted primarily from higher demand for its LAN products.

     Consolidated gross profit, as a percent of revenues, increased to 22.8% in 1994 as compared to 21.5% in 1993. The increased margins at C.E. Services is attributed to a higher mix of higher margin product sales and technical service revenues. This was offset by decreased margins at Americable due to overall lower pricing resulting from increased competition.

     The Company's selling, general and administrative expenses decreased $124,000, or 2.1%, to $5,710,000 from $5,834,000 in 1993. Operating expenses at Americable decreased $378,000 which reflects approximately $390,000 of expenses eliminated through the closure of its Canadian facilities effected in December 1993. This was offset by increased expenses of approximately
$160,000 at Transition Engineering due primarily to the addition of engineering personnel for new product development and the addition of administrative, quality control and technical support staff needed to support its overall growth.

     The income tax benefit of $390,000 in 1994 and $420,000 in 1993 relate to the elimination of deferred tax liabilities that will reverse as net operating losses available for carryforward are utilized in future periods. To the extent loss carryforwards are realized in the future, deferred taxes will be reinstated.

     Equity in earnings of unconsolidated subsidiaries increased $756,000 to $1,027,000 from $271,000 in the previous year. This includes an increase of $641,000 and $115,000 in the equity in earnings of Michael Foods and CorVel Corporation, respectively, which is a result of higher earnings at each of these companies.

                   North Star Universal, Inc. and Subsidiaries
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


CAPITAL RESOURCES AND LIQUIDITY


     Historically, the Company has experienced cash flow deficits from operations. Cash used in operations was approximately $610,000 for the three months ended March 31, 1994 as compared to $879,000 in 1993. The Company expects such operating cash flow deficits to continue. The Company does not have the use of cash flow generated by Michael Foods other than proceeds from quarterly dividends. In each of the three month periods ended March 31, 1994 and 1993, the Company received dividends of $368,000. There can be no assurance that Michael Foods will continue to declare such dividends.

     Likewise, since CorVel's initial public offering in July 1991, the Company has not had the use of cash generated by CorVel and its subsidiaries. Since its initial public offering, CorVel has not declared any dividends, and has indicated that it does not anticipate doing so for the foreseeable future.

     The Company maintains a program whereby it sells subordinated debentures of various maturities to primarily individual investors. The debentures are offered on a continuous basis at interest rates that change from time to time depending on market conditions. Historically, a substantial portion of maturing debentures have been reinvested in new debentures. At March 31, 1994, the Company had approximately $39.9 million principal amount of subordinated debentures outstanding.

     For the three months ended March 31, 1994, approximately $2.8 million or 65% of debenture maturities were reinvested in new debentures. Included within long-term debt repayments for the three months ended March 31, 1994, is approximately $1.5 million of scheduled maturities of subordinated debentures. Proceeds from long-term debt include approximately $1.3 million of new debentures sold along with $500,000 of compounded interest on debentures. The net activity under the debenture program for the period resulted in net cash proceeds to the Company of approximately $300,000.

     Americable maintains a revolving line of credit and term loan facility which provides borrowings up to $5.5 million due in May 1996. Borrowings under the revolving credit facility are based on eligible accounts receivable and inventory with interest at prime plus 1.5% (8% at March 31, 1994.) At March 31, 1994, Americable had outstanding borrowings of $1.4 million under its revolving line of credit and $1,785,000 under its term loan.

                   North Star Universal, Inc. and Subsidiaries
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


CAPITAL RESOURCES AND LIQUIDITY  (CONTINUED)

     C. E. Services maintains revolving credit facilities which provide for borrowings up to $3.5 million with interest at 1/2% and 1% over its bank's reference rate (6.75% and 7.25% at March 31, 1994). During the three months ended March 31, 1994, C.E. Services used bank borrowings of approximately $1.1 million to finance its working capital requirements, principally the purchase of inventory related to its remarketing of mainframe systems. At March 31, 1994, there was $300,000 outstanding under these facilities. At March 31, 1994, North Star had no borrowings outstanding under its $6.5 million revolving credit facility and approximately $6 million of cash and cash equivalents, excluding cash of its operating subsidiaries.

     The Company believes that its available cash and cash equivalents along with its debenture program and amounts available under its revolving credit facility and the credit facilities of its operating companies, will be adequate to meet expected cash requirements for the remainder of the year.

                           PART II - OTHER INFORMATION
                   North Star Universal, Inc. and Subsidiaries


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  No exhibits are filed with this report on Form 10-Q.

     (b) No reports on Form 8-K were filed during the quarter ended March 31, 1994.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NORTH STAR UNIVERSAL, INC.
                                    (Registrant)


Date      May 12, 1994           by /s/ Jeffrey J. Michael
        -------------------         -------------------------------------
                                    Jeffrey J. Michael
                                    President and Chief Executive Officer


Date      May 12, 1994           by /s/ Peter E. Flynn
        -------------------         -------------------------------------
                                    Peter E. Flynn
                                    Executive Vice President,
                                    Chief Financial Officer
                                    and Secretary
                                    (Principal Financial and Accounting
                                     Officer)