Form 10-K/A
period 1993-12-31
NORTH STAR UNIVERSAL INC
filed 1994-06-28
CIK 768158

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                              --------------------
                                  FORM 10-K/A-1

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

                                               Yes   ( X )            No   (   )



                              - COVER PAGE 1 OF 2 -
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

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

     (iii) CorVel Corporation and Subsidiaries

           Consolidated Statements of Income

           Consolidated Balance Sheets

           Consolidated Statements of Stockholders' Equity

           Consolidated Statements of Cash Flows

           Notes to Consolidated Financial Statements

           Report of Independent Auditors, including Report of Independent Auditors on Schedules

           Schedule II         -    Amounts Receivable from Related Parties
                                    and Underwriters, Promoters, and
                                    Employees Other than Related Parties

           Schedule VIII       -    Valuation and Qualifying Accounts

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

+10.22 Employment Agreement, dated April 1, 1993, between the Company, Transition Engineering, Inc. and Peter E. Flynn.

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

  12.4 Computation of Ratio of Earnings to Fixed Charges for North Star Universal, Inc. for the year ended December 31, 1993.

  13.1     1993 Annual Report to Shareholders of North Star Universal, Inc.

  22.1     Subsidiaries of the Registrant

  23.1     Consent of Independent Certified Public Accountants-Grant Thornton.

 *24.1     Consent of Independent Certified Public Accountants-Ernst & Young.

- - --------------------
*    Filed with this Amendment Number 1 to Annual Report on Form 10-K/A-1.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

(b)  Reports on Form 8-K.  None.

(c) See the Exhibit Index and Exhibits attached as a separate section of this report.


(d) See the Financial Statement Schedules of the Company, the Michael Foods, Inc. and Subsidiaries Consolidated Financial Statements and the Michael Foods, Inc. Financial Statement Schedules attached as a separate section of the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and the CorVel Corporation Financial Statements and the CorVel Corporation Financial Statement Schedules attached as a separate section of this Amendment Number 1 to the Company's Annual Report on Form 10-K/A-1.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 28, 1994            NORTH STAR UNIVERSAL, INC.

                                By  /s/ Jeffrey J. Michael
                                    ------------------------------------------
                                    Jeffrey J. Michael, President and
                                    Chief Executive Officer

                        REPORT OF INDEPENDENT AUDITORS


Stockholders and Board of Directors
CorVel Corporation

     We have audited the accompanying consolidated balance sheets of CorVel Corporation as of March 31, 1993 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14 (a). These financial statements and schedules are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CorVel Corporation at March 31, 1993 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules when considered in relationship to the basic financial statements taken as a whole, present fairly on all matters with respect to the information set forth therein.


                                       ERNST & YOUNG


May 10, 1994
Orange County, California

                               CORVEL CORPORATION

                       CONSOLIDATED STATEMENTS  OF INCOME


                                      YEAR ENDED MARCH 31
                                      -------------------

                             1992          1993          1994
                             ----          ----          ----

REVENUES                 $46,886,000   $61,846,000   $80,619,000

COSTS AND EXPENSES
Cost of revenues          39,902,000    52,788,000    67,331,000
General and
  administrative           4,338,000     4,899,000     6,057,000
Gain from sale of
  name, net                              3,300,000
Managed care
  reconfiguration charge                (3,300,000)

                         -----------   ------------  -----------
                          44,240,000     57,687,000   73,388,000
                         -----------   ------------  -----------
Income before
  income taxes             2,646,000      4,159,000    7,231,000
Income tax provision       1,045,000      1,625,000    2,821,000
                         -----------   ------------  -----------
NET INCOME               $ 1,601,000   $  2,534,000  $ 4,410,000
                         -----------   ------------  -----------
                         -----------   ------------  -----------

Net income per common
  and common
  equivalent share              $.43           $.61        $1.01
                         -----------   ------------  -----------
                         -----------   ------------  -----------

Weighted average shares
  outstanding              3,751,000      4,128,000    4,369,000


See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                            March 31
                                            --------
                                       1993           1994
                                       ----           ----
ASSETS

CURRENT ASSETS
Cash and cash equivalents           $ 3,471,000    $ 8,393,000
Accounts receivable (less
  allowance for doubtful
  accounts of $485,000 in 1993
  and $725,000 in 1994)              11,235,000     13,211,000
Prepaid taxes and expenses              833,000        977,000
Deferred income taxes                 1,085,000      1,418,000
                                    -----------    -----------
    Total current assets             16,624,000     23,999,000
                                    -----------    -----------
PROPERTY AND EQUIPMENT, NET           4,856,000      6,926,000
OTHER ASSETS                          3,384,000      3,999,000
                                    -----------    -----------
                                    $25,314,000    $34,624,000
                                    -----------    -----------
                                    -----------    -----------

LIABILITIES AND STOCKHOLDERS'
  EQUITY
CURRENT LIABILITIES
Accounts payable                    $ 1,952,000    $ 2,330,000
Accrued liabilities                   3,005,000      4,090,000
                                    -----------    -----------
    Total current liabilities         4,957,000      6,420,000
                                    -----------    -----------
Deferred income taxes                        --        879,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

COMMON STOCK, $.0001 par value:
  20,000,000 shares authorized;
  3,706,649 and 4,071,195 shares
  issued and outstanding at
  March 31, 1993 and 1994,
  respectively

PAID IN CAPITAL                      19,067,000     21,625,000

RETAINED EARNINGS                     1,290,000      5,700,000
                                    -----------    -----------
    Total stockholders' equity       20,357,000     27,325,000
                                    -----------    -----------
                                    $25,314,000    $34,624,000
                                    -----------    -----------
                                    -----------    -----------


See accompanying notes to the consolidated financial statements.

                                CORVEL CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                     PREFERRED                                     COMMON
                                      STOCK                                        STOCK
                                    INVESTMENT     PREFERRED       COMMON          AND                          SHARE-
                                    SUBJECT TO       STOCK         STOCK-         PAID IN       RETAINED        HOLDERs'
                                    REDEMPTION    INVESTMENT       SHARES         CAPITAL       EARNINGS        EQUITY
                                   -----------    -----------    ---------      -----------    -----------    -----------

Balance - March 31, 1991           $ 9,900,000    $ 1,639,000    1,500,000            -        $(2,845,000)   $ 8,694,000

Preferred stock investment                            310,000

Initial public offering, net of
 $1,728,000 of expenses and
 commissions                                                     1,600,000       14,272,000                    14,272,000

Repayment of preferred stock
 investment subject to redemption   (9,900,000)                                                                (9,900,000)

Issuance of common stock in
 exchange for  preferred stock
 investment                                        (1,949,000)      75,000        1,949,000

Stock issued under employee stock
 purchase plan                                                       6,937          100,000                       100,000

Stock issued under employee stock
 option plan and related income
 tax benefits                                                      231,019        1,240,000                     1,240,000

Net income                                                                                       1,601,000      1,601,000
                                   -----------    -----------    ---------      -----------    -----------    -----------
Balance - March 31, 1992                    --             --    3,412,956       17,561,000     (1,244,000)    16,317,000

Stock issued under employee stock
 purchase plan                                                      25,658          225,000                       225,000

Stock issued under employee stock
 option plan and related income
 tax benefits                                                      268,035        1,281,000                     1,281,000

Net income                                                                                       2,534,000      2,534,000
                                   -----------    -----------    ---------      -----------    -----------    -----------

Balance - March 31, 1993                    --             --    3,706,649       19,067,000      1,290,000     20,357,000
                                   -----------    -----------    ---------      -----------    -----------    -----------

Stock issued under employee stock
 purchase plan                                                      20,448          295,000                       295,000

Stock issued under employee stock
 option plan and related income
 tax benefits                                                      344,098        2,263,000                     2,263,000

Net income                                                                                       4,410,000      4,410,000
                                   -----------    -----------    ---------      -----------    -----------    -----------

Balance - March 31, 1994                    --             --    4,071,195      $21,625,000    $ 5,700,000    $27,325,000
                                   -----------    -----------    ---------      -----------    -----------    -----------
                                   -----------    -----------    ---------      -----------    -----------    -----------



See accompanying notes to consolidated financial statements.

                                CORVEL CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year Ended March 31
                                                                1992           1993           1994
                                                            -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $ 1,601,000    $ 2,534,000    $ 4,410,000

  Adjustments to reconcile net income
   to net cash provided by (used in) operating activities

    Depreciation and amortization                             1,074,000      1,099,000      2,363,000
    Deferred income taxes                                    (1,744,000)       765,000        546,000
    Loss on writedown and disposal of property
     and equipment                                               13,000      2,323,000         75,000

    Changes in operating assets and liabilities:

      Accounts receivable                                    (2,938,000)    (2,782,000)    (1,976,000)
      Prepaid income taxes and expenses                         (19,000)      (747,000)      (144,000)
      Accounts payable                                          629,000        979,000        378,000
      Accrued liabilities                                       429,000        619,000      1,085,000
      Deferred gain on sale of name                                         (4,000,000)
      Income taxes payable                                     (335,000)

      Other assets                                               11,000       (441,000)        33,000
                                                            -----------    -----------    -----------
Net cash provided by (used in) operating activities          (1,279,000)       349,000      6,770,000
                                                            -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of name                              4,000,000
  Proceeds from the sale of property and equipment                4,000
  Purchases of property and equipment                        (2,507,000)    (4,292,000)    (4,406,000)
                                                            -----------    -----------    -----------
  Net cash used in investing activities                       1,497,000     (4,292,000)    (4,406,000)
                                                            -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from initial public offering                  14,272,000
  Proceeds and tax benefits from exercise of
   stock options                                              1,340,000      1,506,000      2,558,000
  Repayment of long-term debt                                  (600,000)
  Additional preferred stock investments                        310,000
  Redemption of preferred stock investment                   (9,900,000)
                                                            -----------    -----------    -----------
    Net cash provided by (used in) financing activities       5,422,000      1,506,000      2,558,000
                                                            -----------    -----------    -----------

Increase/(Decrease) in Cash and Cash Equilavents              5,640,000     (2,437,000)     4,922,000
Cash and cash equivalents at beginning of year                  268,000      5,908,000      3,471,000
                                                            -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $ 5,908,000    $ 3,471,000    $ 8,393,000
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------



See accompanying notes to consolidated financial statements.

                     CORVEL CORPORATION
         Notes to Consolidated Financial Statements


NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION:  CorVel Corporation (the Company formerly
FORTIS   Corporation,  see  Note D)  provides  services  and
programs nationwide that are designed to enable insurance carriers, third party administrators and employers with self-insured programs to administer, manage and control the cost of workers compensation benefits.

      BASIS  OF  PRESENTATION:  The  consolidated  financial
statements  include the accounts of CorVel  Corporation  and
its  subsidiaries.   Significant intercompany  accounts  and
transactions have been eliminated in consolidation.

      CASH AND CASH EQUIVALENTS:   Cash and cash equivalents
consists   of  short-term  highly-liquid  investments   with
maturities of 90 days or less when purchased.

      CONCENTRATIONS OF CREDIT RISK: The Company performs periodic credit evaluations of its customers' financial condition and does not require collateral. At March 31,
1993 and 1994, accounts receivable from customers in the casualty insurance industry were approximately $10,401,000 and $12,277,000, respectively. At March 31, 1993, accounts receivable from one customer totaled approximately $1,300,000. No customer represented 10% of accounts receivable at March 31, 1994. Receivables generally are due within 60 days. Credit losses relating to customers in the workers compensation insurance industry consistently have been within management's expectations.

      PROPERTY AND EQUIPMENT: Property and equipment is stated at cost. Depreciation and amortization is provided using the straight-line and accelerated methods over the estimated useful lives of the assets which range from three to seven years.

      OTHER ASSETS: Other assets consists primarily of the excess of the purchase price over the estimated fair value of the net assets of businesses acquired (goodwill) and is being amortized on a straight-line basis over periods not exceeding 40 years. Goodwill amounted to $3,287,000 (net of accumulated amortization of $451,000) at March 31, 1993 and $3,186,000 (net of accumulated amortization of $552,000) at March 31, 1994.

      REVENUE  RECOGNITION:   The  Company's  revenues  are
recognized primarily as services are rendered based on time and expenses incurred. A certain portion of the Company's revenues are derived from fee schedule auditing which is based on the number of provider charges audited and, to a lesser extent, on a percentage of savings achieved for the Company's clients. Accounts receivable includes $1,190,000 and $1,206,000 of unbilled receivables at March 31, 1993 and 1994, respectively. No one customer accounted for more than 10% of consolidated revenues during the years ended March 31, 1992, 1993 and 1994.

      INCOME  TAXES:   The consolidated financial statements
reflect the application of Statement of Financial Accounting
Standards No. 109 -- Accounting for Income Taxes.

      INCOME  PER  SHARE:   Income per share is computed  by
dividing net income by the weighted average number of common and common equivalent shares outstanding during the year.

      RECLASSIFICATIONS:    Certain 1992  and  1993  amounts
have   been   reclassified  to  correspond   to   the   1994
presentation.


NOTE B -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at March 31:

                                   1993           1994
                                   ----           ----
Office equipment and computers     $5,448,000     $ 8,002,000
Computer software                   1,012,000       2,606,000
Leasehold improvements                169,000         246,000
                                   ----------     -----------
                                    6,629,000      10,854,000
Less: accumulated depreciation
  and amortization                  1,773,000       3,928,000
                                   ----------     -----------
                                   $4,856,000     $ 6,926,000
                                   ----------     -----------
                                   ----------     -----------


NOTE C -- ACCRUED LIABILITIES

     Accrued liabilities consists of the following at March 31:


                                   1993           1994
                                   ----           ----
Payroll and related benefits       $1,807,000     $2,269,000
Self insurance reserves               858,000      1,069,000
Other                                 340,000        752,000
                                   ----------     ----------
                                   $3,005,000     $4,090,000
                                   ----------     ----------
                                   ----------     ----------

NOTE D -- GAIN ON SALE OF NAME

      In fiscal 1992, the Company agreed to relinquish its rights to its previous name, "FORTIS," in exchange for a $4,000,000 cash payment from a third party. Under the terms of the agreement the Company had until September 30, 1992 to complete its name change, at which time the third party had the sole rights to the use of the FORTIS name. The Company deferred recognition of the gain on the sale until the quarter ended September 30, 1992, when the Company completed its phase-in of the name CorVel Corporation and the costs to perform the tasks necessary to conduct business under a different name were reasonably determinable. The Company recognized a gain of $3,300,000, which was net of $700,000 in costs to effect the name change.

NOTE E -- MANAGED CARE RECONFIGURATION CHARGE

      During fiscal 1993, the Company provided for a $3.3 million managed care reconfiguration charge. This charge include approximately $1.0 million to modify and upgrade management and reimbursement systems and technology involved in the patient management portion of the Company's managed care program and $2.3 million to replace obsolete hardware and software systems. Substantially all of these costs were incurred prior to the end of fiscal 1993. The effect of these costs enabled the Company to compete more effectively in the managed care market despite changes mandated by state legislation and technological changes in computer hardware and software systems.


NOTE F -- INCOME TAXES

     The income tax provision consists of the following for the three years ended March 31:

                         1992         1993         1994
                         ----         ----         ----
Current - Federal        $ 2,380,000  $   765,000  $ 1,903,000
Current - State              424,000      118,000      372,000
Tax benefits from option
  exercises               (1,206,000)  (1,028,000)  (1,403,000)
                         -----------    ---------  -----------
    Subtotal               1,598,000     (145,000)     872,000
                         -----------    ---------  -----------

Deferred - Federal        (1,493,000)     605,000      460,000
Deferred - State            (266,000)     137,000       86,000
                         -----------    ---------  -----------
    Subtotal              (1,759,000)     742,000      546,000
                         -----------    ---------  -----------

Charge in lieu of income
  taxes attributable to
  tax benefits from stock
  option exercises         1,206,000    1,028,000    1,403,000
                         -----------  -----------  -----------
                         $ 1,045,000  $ 1,625,000  $ 2,821,000
                         -----------  -----------  -----------
                         -----------  -----------  -----------

                        CORVEL CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F -- INCOME TAXES (continued)

      The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the three years ended March 31 (34% for 1992 and 1993, and 35% for 1994):

                            1992         1993        1994
                            ----         ----        ----
Federal statutory
  income tax rate        $  900,000   $1,414,000   $2,531,000
State income taxes, net
  of federal benefit        104,000      168,000     300,000
Goodwill amortization        34,000       33,000      35,000
Other                         7,000       10,000     (45,000)
                         ----------   ----------   ----------
                         $1,045,000   $1,625,000    2,821,000
                         ----------   ----------   ----------
                         ----------   ----------   ----------

      Income taxes paid totaled $1,635,000, $542,000 and $925,000 for the years ended March 31, 1992, 1993, and 1994, respectively. At March 31, 1994, the Company has net operating loss carryforwards of $1.6 million that will begin to expire in 2007. For financial reporting purposes, a valuation allowance of $538,000 has been recorded to offset the deferred asset related to these operating losses. When realized, the tax benefits related to the reversal of this valuation allowance will be applied to paid-in-capital since the net operating losses are primarily attributable to deductions for the exercise of non-qualified stock options.

      Significant components of the Company's deferred tax assets as of March 31, 1993 and 1994 are:

                                  1993        1994
                                  ----        ----
DEFERRED ASSET:
Excess of tax over/(under)
  book  basis in fixed
  assets                      $   35,000  $        -
Net operating loss carryover           -     538,000
Accrued liabilities not
  currently deductible           769,000   1,136,000
Allowance for doubtful
  accounts                       284,000     284,000
                              ----------  ----------
                               1,088,000   1,958,000
Valuation allowance                    -    (538,000)
                              ----------  ----------
Deferred asset                1,088,000    1,420,000

DEFERRED TAX LIABILITIES:
Excess of tax over/(under)
  book  basis of fixed
  assets                               -    (879,000)
Other                             (3,000)     (2,000)
                              ----------  ----------
Total deferred liabilities        (3,000)   (881,000)
                              ----------  ----------
Net deferred asset             1,085,000     539,000
                              ----------  ----------
                              ----------  ----------

                         CORVEL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G -- STOCK OPTION PLAN

      Under the Company's Restated 1988 Executive Stock Option Plan, as amended, options for up to 1,135,000 shares of the Company's common stock may be granted to key employees, nonemployee directors and consultants at prices not less than 85% of the fair value of the stock at the date of grant as determined by the Board. Options granted under the Plan may be either incentive stock options or non-statutory stock options and are generally exercisable beginning one year from the date of grant and vest monthly thereafter for three years. Summarized information for this Plan follows:

                              1992         1993        1994
                              ----         ----        ----
Options outstanding at the
  beginning of the year       568,035      786,966     687,980
Options granted               286,200      109,850     111,635
Options exercised              56,019      158,035     338,998
Options canceled               11,250       50,801      16,577
                              -------      -------     -------
Options outstanding at the
  end of the year             786,966      687,980     444,040
                              -------      -------     -------
                              -------      -------     -------

At the end of the year:
Prices of outstanding
  options                  $.01-$16.50  $.01-$16.50  $.01-$22.75
Average price per share          $4.22        $6.16       $11.36
Exercisable options            357,317      397,378      182,920
Options available for
  future grants                 92,015      232,966      137,908


      In addition to options granted under the Plan, the Company's President was issued an option to purchase 750,000 shares of common stock at an exercise price of $.0001 per share in January 1988 Options to purchase 175,000, 110,000, and 5,100 shares of common stock were exercised in fiscal 1992, 1993 and 1994, respectively. As of March 31, 1994, options to purchase 459,900 shares of common stock were outstanding, all of which were exercisable at a nominal price.

                     CORVEL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H -- EMPLOYEE STOCK PURCHASE PLAN

      In fiscal 1992, the Company's Board of Directors approved the 1991 Employee Stock Purchase Plan, as amended, that provides for the issuance of up to 100,000 shares of the Company's common stock. Under the plan, participating employees are granted nontransferable, six-month options on October 1 and April 1 of each year. These options entitle employees to purchase the number of whole shares that their individual payroll deduction authorizations indicate can be purchased at the end of the six-month period at 85% of the fair market value of the Company's common stock at the date of grant or on the last day of the six-month period, whichever is less. Employees are allowed to participate up to 20% of their gross pay. Summarized plan information is as follows:

                              1992       1993      1994
                              ----       ----      ----
Employee contributions        $100,000   $225,000  $295,000
Shares acquired                  6,937     25,658    20,448
Average purchase price          $14.42      $8.77    $14.43

NOTE I -- COMMITMENTS AND CONTINGENCIES

        The Company leases office facilities under noncancelable operating leases. Future minimum rental commitments under operating leases at March 31, 1994 are $2,700,000 in fiscal 1995, $1,951,000 in fiscal 1996,
$1,015,000 in fiscal 1997, $399,000 in fiscal 1998,  $44,000 in fiscal 1999, and none thereafter. Total rental expense of $1,724,000, $2,429,000, and $3,080,000 was charged to operations for the years ended March 31, 1992, 1993, and 1994, respectively.

      The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position and results of the operations of the Company.

NOTE J -- SAVINGS PLAN

     The Company maintains a retirement savings plan for its employees which is a qualified plan under section 401(k) of the Internal Revenue Code. Full time employees that meet certain requirements are eligible to participate in the plan. Contributions are made annually primarily at the discretion of the Company's Board of Directors.
Contributions  of  $50,000,  $100,000,  and  $133,000,  were charged to operations for the years ended March 31, 1992, 1993, and 1994, respectively.

                   CORVEL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of unaudited results of operations for the two years ended March 31, 1993 and 1994:

                                                                                Net income
                                                                                per common
                                                                                and common
                                                                    Net         equivalent
                                    Revenues      Gross Profit     income         share
                                   -----------    ------------   ----------     ----------
Fiscal Year Ended March 31, 1993:
First Quarter                      $13,854,000      $2,071,000   $  507,000           $.12
Second Quarter                      14,767,000       2,179,000      611,000            .15
Third Quarter                       15,843,000       2,303,000      661,000            .16
Fourth Quarter                      17,382,000       2,505,000      755,000            .18

Fiscal Year Ended March 31, 1994:
First Quarter                      $18,857,000      $2,903,000   $  918,000           $.22
Second Quarter                      19,372,000       3,165,000    1,048,000            .24
Third Quarter                       20,821,000       3,523,000    1,161,000            .26
Fourth Quarter                      21,569,000       3,697,000    1,283,000            .29

                                                                     Schedule II


                               CORVEL CORPORATION

                   AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
                UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN
                                RELATED PARTIES

                                                                                        NON-CURRENT
                                 BALANCE AT                   DEDUCTIONS   DEDUCTIONS    BALANCE AT
                                 BEGINNING                    -AMOUNTS     -AMOUNTS        END OF
                                 OF PERIOD     ADDITIONS      COLLECTED   WRITTEN-OFF      PERIOD
                                 ----------    ---------      ----------  -----------   ------------
NAME OF DEBTOR:

Year Ended March 31, 1994:
Dan Davis                          $350,000    $       -        $50,000   $         -      $300,000


Year Ended March 31, 1993:
Dan Davis                                 -      350,000              -             -       350,000

Year Ended March 31, 1992:                -            -              -             -             -


Includes interest-bearing note of $350,000. The note accrues interest at a rate of 4%. Interest is due and payable on December 31 of each year. The principal amount of the note plus all accrued but unpaid interest are due on April 1, 1995 and are collateralized by Mr. Davis' pledge of his CorVel Corporation common stock.

                                                                   Schedule VIII

                                CORVEL CORPORATION

                         VALUATION AND QUALIFYING ACCOUNTS

                                                           ADDITIONS
                                                           ---------
                                 BALANCE AT       CHARGED TO       CHARGED TO                        BALANCE AT
                                 BEGINNING        COSTS AND          OTHER                             END OF
                                 OF PERIOD        EXPENSES          ACCOUNTS        DEDUCTIONS         PERIOD
                                 ----------       ----------       ----------       ----------       ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year Ended March 31, 1994:       $485,000         $240,000         $        -       $        -         $725,000
Year Ended March 31, 1993:        500,000            4,000                  -           19,000          485,000
Year Ended March 31, 1992:        178,000          344,000                  -           22,000          500,000


                                  EXHIBIT INDEX

Exhibit                                                               Page
Number                                                                Number
- - ------                                                                ------
24.2     Consent of Independent Certified Public Accountant