Form 10-Q
period 1994-06-30
NORTH STAR UNIVERSAL INC
filed 1994-08-12
CIK 768158

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                         For period ended June 30, 1994


[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from       to
                                          -------   ------

                         Commission file number 0-15638

                           NORTH STAR UNIVERSAL, INC.

             (Exact name of registrant as specified in its charter)

           MINNESOTA                                   41-0498850
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


     610 Park National Bank Building
       Minneapolis, Minnesota                       55416
     (Address of principal executive office)       (Zip Code)

       Registrant's telephone number, including area code:  (612) 546-7500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X               No
   ------------         -----------

At July 31, 1994, 9,438,000 shares of common stock of the registrant were outstanding.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                   North Star Universal, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                               June 30,     December 31,
                                                 1994            1993
                                             ----------     ------------
                                             (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents               $    5,540     $    6,981
     Accounts receivable, net                     8,317          7,617
     Inventories                                 11,331         10,800
     Prepaid expenses and other                   1,262          1,309
                                             ----------     ----------
        Total current assets                     26,450         26,707

Property and equipment, net                       3,284          3,429
Investment in unconsolidated subsidiaries        72,233         69,108
Goodwill, net                                     7,043          7,275
Other assets                                      1,993          2,088
                                             ----------     ----------
                                             $  111,003     $  108,607
                                             ----------     ----------
                                             ----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Notes payable to bank                   $      760     $       --
     Current portion of long-term debt           12,607         12,799
     Accounts payable and accrued expenses       10,822         10,473
                                             ----------     ----------
          Total current liabilities              24,189         23,272

Long-term debt, net of current maturities        31,131         30,395
Deferred income taxes                            20,769         20,265

Shareholders' Equity
     Common stock, $.25 par value
          100,000,000 shares authorized,
          9,438,000 issued and outstanding        2,360          2,360
     Additional paid-in-capital                  31,068         30,937
     Retained earnings                            1,681          1,623
     Foreign currency translation adjustment       (195)          (245)
                                             ----------     ----------
          Total shareholder's equity             34,914         34,675
                                             ----------     ----------
                                             $  111,003     $  108,607
                                             ----------     ----------
                                             ----------     ----------


     See accompanying notes to condensed consolidated financial statements.

                   North Star Universal, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per share amounts)



                                                  Three Months Ended            Six Months Ended
                                                       June 30,                      June 30,
                                             ------------------------      ------------------------
                                               1994           1993           1994           1993
                                             ---------      ---------      ---------      ----------
Revenues                                     $  24,001      $  29,774      $  47,990      $  56,128
Operating and product costs                     19,207         22,968         37,721         43,644
                                             ---------      ---------      ---------      ---------
     Gross profit                                4,794          6,806         10,269         12,484

Selling, general, and administrative expenses    5,646          6,032         11,356         11,866
                                             ---------      ---------      ---------      ---------
     Operating income (loss)                      (852)           774         (1,087)           618

Interest expense, net                           (1,044)        (1,084)        (2,080)        (2,116)
                                             ---------      ---------      ---------      ---------

Loss before income taxes and equity in
     earnings of unconsolidated subsidiaries    (1,896)          (310)        (3,167)        (1,498)

Income tax benefit                                (650)          (130)        (1,040)          (550)
                                             ---------      ---------      ---------      ---------

Loss before equity in earnings of
     unconsolidated subsidiaries                (1,246)          (180)        (2,127)          (948)

Equity in earnings of unconsolidated
     subsidiaries                                1,158            753          2,185          1,024
                                             ---------      ---------      ---------      ---------

Net income (loss)                            $     (88)     $     573      $      58      $      76
                                             ---------      ---------      ---------      ---------
                                             ---------      ---------      ---------      ---------

Income (loss) per share                      $   (0.01)     $    0.06      $    0.01      $    0.01
                                             ---------      ---------      ---------      ---------
                                             ---------      ---------      ---------      ---------

Weighted average shares outstanding          9,438,000      9,823,400      9,633,100      9,630,700
                                             ---------      ---------      ---------      ---------
                                             ---------      ---------      ---------      ---------





     See accompanying notes to condensed consolidated financial statements.

                   North Star Universal, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Six Months Ended June 30, (Unaudited)
                                 (In thousands)



                                                       1994          1993
                                                  -------------  ------------
Net cash used in operating activities             $    (3,335)   $    (841)

Cash flows for investing activities
     Capital expenditures                                (419)        (443)
     Other                                                273          433
                                                  -----------    ---------

Net cash used in investing activities                    (146)         (10)
                                                  -----------    ---------

Cash flows from financing activities
     Proceeds from long-term debt                      14,540        2,427
     Payments on long-term debt                       (13,996)      (3,700)
     Proceeds from notes payable                        1,875           --
     Payments on notes payable                         (1,115)          --
     Cash dividends received from Michael Foods           736          736
                                                  -----------    ---------

Net cash provided by (used in) financing
     activities                                         2,040         (537)
                                                  -----------    ---------

Net decrease in cash and cash equivalents              (1,441)      (1,388)

Cash and cash equivalents at beginning of period        6,981        9,380
                                                  -----------    ---------

Cash and cash equivalents at end of period        $     5,540    $   7,992
                                                  -----------    ---------
                                                  -----------    ---------






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

     Results for the three and six months ended June 30 may not necessarily be indicative of the results to be expected for the full year.

2.   INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES --

     The Company's unconsolidated subsidiaries consist of its investments in Michael Foods, Inc. ("Michael Foods") and CorVel Corporation ("CorVel"). CorVel has a fiscal year ended March 31. The following is summarized balance sheet information of the Company's unconsolidated subsidiaries as of and for the six month period ended June 30, 1994 (in thousands):


                                      Michael Foods         CorVel
                                      -------------         ------
          Current assets              $  89,484          $  23,552
          Noncurrent assets             243,473             12,065
          Current liabilities            59,862              5,790
          Noncurrent liabilities        113,120                 --
          Revenues                      247,171             43,640
          Gross profit                   35,499              7,541
          Net income                      6,904              2,627

3.        INVENTORIES --

          Inventories are stated at the lower of average cost (first-in, first-out) or market. Inventories consist of the following (in thousands):


                                           June 30,    December 31,
                                            1994           1993
                                        -----------    -----------

     Work in process and finished goods $     8,562    $    8,741
     Purchased parts and supplies             2,769         2,059
                                        -----------    ----------
                                        $    11,331    $   10,800
                                        -----------    ----------
                                        -----------    ----------

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

5.   INCOME TAXES --

     Deferred income taxes arise from temporary differences between financial and tax reporting. To the extent the Company's financial reporting basis in its investments in unconsolidated subsidiaries exceeds its tax basis, and is not expected to be realized in a tax-free manner, the Company records a deferred tax liability. In the fourth quarter of 1993, the Company determined that all future dispositions of its Michael Foods holdings may not be completed in a tax-free manner. Accordingly, at December 31, 1993, the Company recorded a deferred tax liability of approximately $18.7 million related to the accounting for temporary differences between financial and tax reporting of its investment in Michael Foods.

     At June 30, 1994, the deferred tax liability includes a cumulative tax effect of approximately $19.1 million and $4.4 million for the differences in the financial reporting and tax basis of the Company's investments in Michael Foods and CorVel, respectively.

6.   RECLASSIFICATIONS --

     Certain 1993 amounts have been reclassified to conform with the financial statement presentation used in 1994. Such reclassifications had no impact on previously reported retained earnings or net income.

                   North Star Universal, Inc. and Subsidiaries
             ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATION AND FINANCIAL CONDITION


GENERAL

     North Star Universal, Inc. ("North Star" or "the Company") is a holding company. The Company's three key holdings consist of Michael Foods, Inc. ("Michael Foods"), CorVel Corporation ("CorVel") and its computer businesses. At June 30, 1994, the Company owned a 38% interest in Michael Foods and a 39% ownership interest in CorVel. The Company's investments in Michael Foods and CorVel are accounted for as unconsolidated subsidiaries using the equity method of accounting.

     The Company's continuing operations consist of Americable, Inc., Transition Engineering, Inc., and C.E. Services, Inc., (including its United Kingdom subsidiary, C.E. Services (Europe) Limited). Americable is a provider of voice and data communications networking products, systems and services. Transition Engineering designs, manufactures and markets connectivity devices used in local area network ("LAN") applications. C.E. Services remarkets, reconfigures, refurbishes and warehouses mainframe computers and peripherals and provides related technical and maintenance services.

     The following is unaudited summarized operating results for each of the Company's continuing operations for the three and six month periods ended June 30 (in thousands).



                                   Three Months Ended           Six Months Ended
                                        June 30,                    June 30,
                              --------------------------    --------------------------
                                   1994          1993           1994           1993
                              -----------   ------------    -----------    -----------
Revenues
     C.E. Services            $    12,465    $    17,767    $    26,508    $    33,385
     Americable                     9,111          9,832         16,862         18,722
     Transition Engineering         2,857          2,530          5,317          4,679
     Eliminations                    (432)          (355)          (697)          (658)
                              -----------   ------------    -----------    -----------
                              $    24,001    $    29,774    $    47,990    $    56,128
                              -----------   ------------    -----------    -----------
                              -----------   ------------    -----------    -----------

Gross Profit
     C.E. Services            $     1,657    $     3,227    $     4,081    $     5,512
     Americable                     2,045          2,554          4,084          5,072
     Transition Engineering         1,092          1,025          2,104          1,900
                              -----------   ------------    -----------    -----------
                              $     4,794    $     6,806    $    10,269    $    12,484
                              -----------   ------------    -----------    -----------
                              -----------   ------------    -----------    -----------

Operating Income (Loss)
     C.E. Services            $     (604)    $       824    $      (538)   $       891
     Americable                      (37)            (75)          (185)          (122)
     Transition Engineering           83             376            213            529
     Corporate expenses             (294)           (351)          (577)          (680)
                              -----------   ------------    -----------    -----------
                              $     (852)    $       774    $    (1,087)   $       618
                              -----------   ------------    -----------    -----------
                              -----------   ------------    -----------    -----------


                   North Star Universal, Inc. and Subsidiaries
             ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATION AND FINANCIAL CONDITION


RESULTS OF OPERATIONS --

THREE MONTHS ENDED JUNE 30, 1994 vs. THREE MONTHS ENDED JUNE 30, 1993

     Consolidated revenues decreased $5.8 million or 19% to $24 million from $30 million in 1993. The $5.3 million or 29.8% decrease at C.E. Services includes approximately $4.5 million of decreased revenues from the resale of used mainframe systems and features and approximately $800,000 of lower technical service and warehousing revenues. Sales from C.E. Services' European operations decreased approximately $200,000 or 8% to approximately $2.1 million for the period. This decline in revenues is attributed to an overall slowdown experienced within the secondary market of IBM mainframe equipment. C.E. Services does not expect demand for its products and services to measurably improve during the remainder of 1994.

     Revenues at Americable, excluding approximately $1.2 million of sales in 1993 from its Canadian operations which were closed in December 1993, increased $442,000 or 5% to $9.1 million. This was due primarily to higher demand for its value-added networking products and services. The 12.9% increase in revenues at Transition Engineering resulted primarily from higher demand for its LAN products.

     Consolidated gross profit, as a percent of revenues, decreased to 20% in 1994 as compared to 22.9% in 1993. The decreased margins at C.E. Services is attributed to a higher mix of lower margin product sales and increased cost of services due primarily to costs associated with a new IBM service contract. In addition, margins at Americable decreased due to overall lower pricing resulting from increased competition.

     The Company's selling, general and administrative expenses decreased $386,000, or 6.4% to $5,646,000 from $6,032,000 in 1993. Operating expenses at
Americable decreased $547,000 which reflects approximately $360,000 of expenses eliminated through the closure of its Canadian facilities effected in December 1993. This was offset by increased expenses of approximately $360,000 at Transition Engineering due primarily to increased staffing levels and costs related to the development and marketing of new products.

     Net interest expense decreased $40,000 to $1,044,000 from $1,084,000 in 1993, primarily due to overall lower weighted average interest on outstanding debentures between years.

     The income tax benefit of $650,000 in 1994 and $130,000 in 1993 relate to the elimination of deferred tax liabilities that will reverse as net operating losses available for carryforwards are utilized in future periods. To the extent loss carryforwards are realized in the future, deferred taxes will be reinstated.

                   North Star Universal, Inc. and Subsidiaries
             ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATION AND FINANCIAL CONDITION
                                   (Continued)

RESULTS OF OPERATIONS --

THREE MONTHS ENDED JUNE 30, 1994 vs. THREE MONTHS ENDED JUNE 30, 1993
(Continued)

     Equity in earnings of unconsolidated subsidiaries increased $405,000 to $1,158,000 from $753,000 in the previous year. This includes an increase of $337,000 and $68,000 in the equity in earnings of Michael Foods and CorVel Corporation, respectively, which is a result of higher earnings at each of these companies.


SIX MONTHS ENDED JUNE 30, 1994 vs. SIX MONTHS ENDED JUNE 30, 1993

     Consolidated revenues decreased $8.1 million or 14.5% to $48 million from $56.1 million in 1993. The $6.9 million or 20.6% decrease at C.E. Services is primarily due to lower demand experienced within its domestic and European operations for used mainframe systems and features. Sales from C.E. Services' European operations decreased approximately $2.5 million or 38% to approximately $4 million for the period. C.E. Services does not expect demand for its products and services to measurably improve during the remainder of 1994.

     Revenues at Americable, excluding approximately $2.8 million of sales in 1993 from its Canadian operations, which were closed in December 1993, increased 5.9% to $16.9 million for the period due primarily to higher demand for its value-added networking products and services. The 13.6% increase in revenues at Transition Engineering was due primarily to higher product demand. Sales to international customers accounted for approximately $264,000 or 41% of the increase for the period.

     Consolidated gross profit, as a percent of revenues, decreased to 21.4% in 1994 as compared to 22.2% in 1993. This is primarily a result of lower margins at C.E. Services which is attributed to a higher mix of lower margin product sales in addition to reduced pricing of technical services due to increased competition and maturing product life cycle of certain IBM mainframes. In addition, margins at Americable decreased due to overall lower pricing resulting from increased competition. North Star does not expect consolidated gross profit margins to measurably improve throughout the remainder of the year.

     The Company's selling, general and administrative expenses decreased $510,000, or 4.3%, to $11,356,000 from $11,866,000 in 1993. Operating expenses at Americable decreased $925,000 which reflects approximately $746,000 of expenses eliminated through the closure of its Canadian facilities effected in December 1993. This was offset by increased expenses at Transition Engineering due primarily to increased staffing levels and costs related to the development and marketing of new products. These increases were offset by a decrease in corporate costs due to reduced corporate staff between years.

     Net interest expense decreased $36,000 to $2,080,000 from $2,116,000 in 1993, primarily due to overall lower weighted average interest on outstanding debentures between years.

     The income tax benefit of $1,040,000 in 1994 and $550,000 in 1993 relate to the elimination of deferred tax liabilities that will reverse as net operating losses available for carryforward are utilized in future periods. To the extent loss carryforwards are realized in the future, deferred taxes will be reinstated.

     Equity in earnings of unconsolidated subsidiaries increased $1,161,000 to $2,185,000 from $1,024,000 in the previous year. This includes an increase of $978,000 and $183,000 in the equity in earnings of Michael Foods and CorVel, respectively, which is a result of higher earnings at each of these companies. Michael Foods' net earnings for the six months ended June 30, 1994, were approximately $7 million, an increase of approximately $4.2 million, or 161% from the previous year.


CAPITAL RESOURCES AND LIQUIDITY

     Historically, the Company has experienced cash flow deficits from operations. Cash used in operations was approximately $3.3 million for the six months ended June 30, 1994 as compared to $841,000 in 1993. The Company expects operating cash flow deficits to continue. The Company does not have the use of cash flow generated by Michael Foods other than proceeds from quarterly dividends. In each of the six month periods ended June 30, 1994 and 1993, the Company received dividends of $736,000. There can be no assurance that Michael Foods will continue to declare such dividends.

     Likewise, since CorVel's initial public offering in July 1991, the Company has not had the use of cash generated by CorVel and its subsidiaries. Since its initial public offering, CorVel has not declared any dividends, and has indicated that it does not anticipate doing so for the foreseeable future.

     The Company maintains a program whereby it sells subordinated debentures of various maturities to primarily individual investors. The debentures are offered on a continuous basis at interest rates that change from time to time depending on market conditions. Historically, a substantial portion of maturing debentures have been reinvested in new debentures. At June 30, 1994, the Company had approximately $40.5 million principal amount of subordinated debentures outstanding.

     For the six months ended June 30, 1994, approximately $4 million or 64% of debenture maturities were reinvested in new debentures. Included within long-term debt repayments for the six months ended June 30, 1994, is approximately $2.2 million of scheduled maturities of subordinated debentures. Proceeds from long-term debt include approximately $2.0 million of new debentures sold along with $1.1 million of compounded interest on debentures. The net activity under the debenture program for the period resulted in net cash proceeds to the Company of approximately $896,000.

     Americable maintains a revolving line of credit and term loan facility which provides borrowings up to $5.5 million due in May 1996. Borrowings under the revolving credit facility are based on eligible accounts receivable and inventory with interest at prime plus 1.5% (8.75% at June 30, 1994). At June 30, 1994, Americable had outstanding borrowings of $1.4 million under its revolving line of credit and $1,755,000 under its term loan.

                   North Star Universal, Inc. and Subsidiaries
                  MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATION AND FINANCIAL CONDITION
                                   (Continued)



CAPITAL RESOURCES AND LIQUIDITY (Continued)

     C.E. Services maintains revolving credit facilities which provide for borrowings up to $3.5 million with interest at 1/2% and 1% over its bank's reference rate (8.25% and 8.75% at June 30, 1994). During the six months ended June 30, 1994, C.E. Services used bank borrowings of approx-imately $1.9 million to finance its working capital requirements, principally the purchase of inventory related to its remarketing of mainframe systems. At June 30, 1994, there was $760,000 outstanding under these facilities. At June 30, 1994, North Star had no borrowings outstanding under its $6.5 million revolving credit facility and approximately $5 million of cash and cash equivalents, excluding cash of its operating subsidiaries.

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

                           PART II - OTHER INFORMATION
                   North Star Universal, Inc. and Subsidiaries



ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The 1994 Annual Meeting of Shareholders of North Star Universal, Inc. was held on June 14, 1994 at the Sheraton Park Place Hotel in Minneapolis, Minnesota.

          The holders of 8,462,115 shares, in excess of 89.6 percent of the outstanding 9,438,000 common shares entitled to vote, were represented at the meeting in person or by proxy.

          The six candidates for election as directors listed in the Company's proxy statement were elected to serve until the next annual meeting. Each received at least 8,419,665 votes representing 99.5 percent of the votes cast and 89.2 percent of the outstanding shares.

          For complete minutes of the meeting, please write to North Star Universal, Inc., 5353 Wayzata Boulevard, Suite 610, Minneapolis, Minnesota 55416.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

          (a)  No exhibits were filed with this report on Form 10-Q

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 1994.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NORTH STAR UNIVERSAL, INC.
                                   --------------------------
                                   (Registrant)




Date    August 12, 1994            b/s/ Jeffrey J. Michael
       -----------------------     ------------------------------
                                   Jeffrey J. Michael
                                   President and Chief Executive Officer


Date    August 12, 1994            b/s/ Peter E. Flynn
       -----------------------     ------------------------------
                                   Peter E. Flynn
                                   Executive Vice President,
                                   Chief Financial Officer
                                   and Secretary
                                   (Principal Financial and Accounting
                                    Officer)