Form 10-Q
period 1994-09-30
NORTH STAR UNIVERSAL INC
filed 1994-11-14
CIK 768158

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q


         /X/     QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                    For period ended September 30, 1994

        / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ---------- to ----------

                     Commission file number 0-15638

                       NORTH STAR UNIVERSAL, INC.
         (Exact name of registrant as specified in its charter)



            MINNESOTA                                    41-0498850
(State or other jurisdiction of
 incorporation or organization)            (I.R.S. Employer Identification No.)


    610 Park National Building
       Minneapolis, Minnesota                               55416
(Address of principal executive office)                   (Zip Code)



        Registrant's telephone number, including area code: (612) 546-7500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes     X         No
   ---------        --------

At October 31, 1994, 9,438,000 shares of common stock of the registrant were outstanding.

                       PART I - FINANCIAL INFORMATION
                       ITEM 1 - FINANCIAL STATEMENTS

                North Star Universal, Inc. and Subsidiaries
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)


                                               September 30,    December 31,
                                                   1994            1993
                                               -------------    ------------
                                                (Unaudited)
ASSETS

Current Assets:
 Cash and cash equivalents                     $   4,257        $   6,981
 Accounts receivable, net                          9,681            7,617
 Inventories                                      10,136           10,800
 Prepaid expenses and other                        1,245            1,309
                                               ---------        ---------
Total current assets                              25,319           26,707

Property and equipment, net                        3,154            3,429
Investment in unconsolidated subsidiaries         73,904           69,108
Goodwill, net                                      6,972            7,275
Other assets                                       1,988            2,088
                                               ---------        ---------
                                               $ 111,337        $ 108,607
                                               ---------        ---------
                                               ---------        ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Notes payable to bank                         $     628         $     --
 Current portion of long-term debt                12,425           12,799
 Accounts payable and accrued expenses            10,304           10,473
                                               ---------         --------
  Total current liabilities                       23,357           23,272

Long-term debt, net of current maturities         31,757           30,395
Deferred income taxes                             21,145           20,265

Shareholders' Equity
 Common stock, $.25 par value
  100,000,000 shares authorized,
  9,438,000 issued and outstanding                 2,360            2,360
 Additional paid-in-capital                       31,139           30,937
 Retained earnings                                 1,738            1,623
 Foreign currency translation adjustment            (159)           (245)
                                               ---------        ---------
  Total shareholder's equity                      35,078           34,675
                                               ---------        ---------
                                               $ 111,337        $ 108,607
                                               ---------        ---------
                                               ---------        ---------

  See accompanying notes to condensed consolidated financial statements.

                  North Star Universal, Inc. and Subsidiaries
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited, in thousands, except per share amounts)

                                                                 Three  Months  Ended           Nine  Months   Ended
                                                                     September 30,                  September 30,
                                                                 ---------------------          --------------------
                                                                     1994        1993              1994        1993
                                                                    ------      ------            ------      ------
Revenues                                                         $  24,147   $  24,047          $  72,137  $  80,175
Operating and product costs                                         19,428      17,438             57,149     61,082
                                                                 ---------   ---------          ---------  ---------
  Gross profit                                                       4,719       6,609             14,988     19,093

Selling, general, and administrative expenses                        5,150       5,947             16,506     17,813
                                                                 ---------   ---------          ---------  ---------
  Operating income (loss)                                             (431)        662             (1,518)     1,280

Interest expense, net                                               (1,105)     (1,096)            (3,185)    (3,212)
                                                                 ---------   ---------          ---------  ---------
Loss before income taxes and equity in
  earnings of unconsolidated subsidiaries                           (1,536)       (434)            (4,703)    (1,932)

Income tax benefit                                                    (440)       (160)            (1,480)      (710)
                                                                 ---------   ---------          ---------  ---------
Loss before equity in earnings of
  unconsolidated subsidiaries                                       (1,096)       (274)            (3,223)    (1,222)

Equity in earnings of unconsolidated
  subsidiaries                                                       1,153         562              3,338      1,586
                                                                 --------    ---------          ---------  ---------

Net income                                                       $      57   $     288          $     115  $     364
                                                                 ---------   ---------          ---------  ---------
                                                                 ---------   ---------          ---------  ---------
Income per share                                                 $    0.01   $    0.03          $    0.01  $    0.04
                                                                 ---------   ---------          ---------  ---------
                                                                 ---------   ---------          ---------  ---------
Weighted average shares outstanding                              9,846,400   9,858,000          9,704,200  9,706,500
                                                                 ---------   ---------          ---------  ---------
                                                                 ---------   ---------          ---------  ---------







         See accompanying notes to condensed consolidated financial statements.

                 North Star Universal, Inc. and Subsidiaries
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, (Unaudited)
                               (In thousands)

                                                           1994         1993
                                                         --------     --------
Net cash used in operating activities                    $ (5,131)    $ (2,688)

Cash flows for investing activities
  Captial expenditures                                       (591)        (971)
  Other                                                       279          555
                                                         --------     --------
Net cash used in investing activities                        (312)        (416)
                                                         --------     --------
Cash flows from financing activities
  Proceeds from long-term debt                             29,182        3,728
  Payments on long-term debt                              (28,194)      (4,287)
  Proceeds from notes payable                               3,703          235
  Payments on notes payable                                (3,075)          --
  Cash dividends received from Michael Foods                1,103        1,103
                                                         --------     --------
Net cash provided by financing activities                   2,719          779
                                                         --------     --------
Net decrease in cash and cash equivalents                  (2,724)      (2,325)

Cash and cash equivalents at beginning of period            6,981        9,380
                                                         --------     --------
Cash and cash equivalents at end of period               $  4,257     $  7,055
                                                         --------     --------
                                                         --------     --------




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

     Results for the three and nine months ended September 30 may not necessarily be indicative of the results to be expected for the full year.

2.   INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES --

     The Company's unconsolidated subsidiaries consist of its investments in Michael Foods, Inc. ("Michael Foods") and CorVel
Corporation ("CorVel"). CorVel has a fiscal year ended March 31. The following is summarized balance sheet information of the Company's unconsolidated subsidiaries as of and for the nine month period ended September 30, 1994 (in thousands):


                                     Michael Foods             CorVel
                                     -------------           -----------
          Current assets                $91,951               $  25,715
          Noncurrent assets             245,223                  12,199
          Current liabilities            68,086                   6,685
          Noncurrent liabilities        106,439                     340
          Revenues                      375,049                  66,561
          Gross profit                   53,822                  11,549
          Net income                     10,544                   4,029



3.   INVENTORIES --

     Inventories are stated at the lower of average cost (first-in, first-out) or market. Inventories consist of the following (in thousands):



                                          September 30,     December 31,
                                              1994             1993
                                          ------------    --------------
      Work in process and finished goods     $  7,144        $  8,741
      Purchased parts and supplies              2,992           2,059
                                          -----------      ----------
                                             $ 10,136        $ 10,800
                                          -----------      ----------
                                          -----------      ----------


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

     At September 30, 1994, the deferred tax liability includes a cumulative tax effect of approximately $20.3 million and $4.7 million for the differences in the financial reporting and tax basis of the Company's investments in Michael Foods and CorVel, respectively.

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

                 North Star Universal, Inc. and Subsidiaries
           ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS
                    OF OPERATION AND FINANCIAL CONDITION


GENERAL

     North Star Universal, Inc. ("North Star" or "the Company") is a holding company. The Company's three principal holdings consist of Michael Foods, Inc. ("Michael Foods"), CorVel Corporation ("CorVel") and its computer businesses. At September 30, 1994, the Company owned a 38% interest in Michael Foods and a 38% ownership interest in CorVel. The Company's investments in Michael Foods and CorVel are accounted for as unconsolidated subsidiaries using the equity method of accounting.

     The Company's continuing operations consist of Americable, Inc., Transition Engineering, Inc., and C.E. Services, Inc. (including its United Kingdom subsidiary, C.E. Services (Europe) Limited). Americable is a provider of voice and data communications networking products, systems and services. Transition Engineering designs, manufactures and markets connectivity devices used in local area network ("LAN") applications. C.E. Services remarkets, reconfigures, refurbishes and warehouses mainframe computers and peripherals and provides related technical and maintenance services.

     The following is unaudited summarized operating results for each of the Company's continuing operations for the three and nine month periods ended September 30 (in thousands).


                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                     ------------------   -------------------
                                       1994      1993       1994       1993
                                     --------  --------   --------   --------
Revenues
   C.E. Services                     $ 10,809   $ 10,520   $ 37,317   $ 43,905
   Americable                          10,842     11,165     27,704     29,887
   Transition Engineering               2,964      2,884      8,281      7,563
   Eliminations                          (468)      (522)    (1,165)    (1,180)
                                     --------   --------   --------  ---------
                                     $ 24,147   $ 24,047   $ 72,137   $ 80,175
                                     --------   --------   --------   --------
                                     --------   --------   --------   --------

Gross Profit
   C.E. Services                     $  1,288   $  2,712   $  5,369   $  8,224
   Americable                           2,283      2,808      6,367      7,880
   Transition Engineering               1,148      1,089      3,252      2,989
                                     --------   --------   --------   --------
                                     $  4,719   $  6,609   $ 14,988   $ 19,093
                                     --------   --------   --------   --------
                                     --------   --------   --------   --------

Operating Income (Loss)
   C.E. Services                     $   (498)   $   421   $ (1,036)   $ 1,312
   Americable                             184        143         (1)        21
   Transition Engineering                  94        367         307       896
   Corporate expenses                    (211)      (269)       (788)     (949)
                                     --------   --------   ---------   -------
                                     $   (431)   $   662    $ (1,518)  $ 1,280
                                     --------   --------   ---------   -------
                                     --------   --------   ---------   -------



                 North Star Universal, Inc. and Subsidiaries
           ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS
                    OF OPERATION AND FINANCIAL CONDITION


RESULTS OF OPERATIONS --

THREE MONTHS ENDED SEPTEMBER 30, 1994 vs. THREE MONTHS ENDED SEPTEMBER 30, 1993

     Consolidated revenues were relatively unchanged at $24.1 million versus $24 million in 1993. The 2.7% increase at C.E. Services includes $1,054,000 of increased revenues from its European operations which was a result of several large sales of used IBM 3090 equipment. These sales were part of an effort to reduce inventories of various used IBM 3090 equipment following the recent introduction of several new IBM systems. This was offset by lower revenues within C.E. Services domestic operations of $765,000 due to lower demand for used mainframe systems and technical services which is attributed to an overall slowdown experienced within the secondary market of IBM mainframe equipment. C.E. Services does not expect demand for its products and services to measurably improve through the first quarter of 1995.

     Revenues at Americable, excluding approximately $1.2 million of sales in 1993 from its Canadian operations which were closed in December 1993, increased $900,000 or 9% to $10.8 million. This was due primarily to higher demand for its value-added networking products and services. The 2.8% increase in revenues at Transition Engineering resulted primarily from higher international demand for its LAN products.

     Consolidated gross profit, as a percent of revenues, decreased to 19.5% in 1994 as compared with 27.5% in 1993. The lower margins at C.E. Services are attributable to a substantial decline in prices of used IBM systems sold in addition to increased cost of services associated with a
new IBM service contract.   Margins at Americable decreased due primarily
to overall lower pricing resulting from increased competition.

     The Company's selling, general and administrative expenses decreased $797,000, or 13.4% to $5,150,000 from $5,947,000 in 1993. C.E. Services had a decrease in selling, general and administrative expenses of $505,000 due to staff reductions made during the quarter in response to the overall reduction in revenues and profitability. Operating expenses at Americable decreased $566,000, which reflects approximately $320,000 of expenses eliminated through the closure of its Canadian facilities effected in December 1993. The remaining decrease at Americable includes approximately $340,000 of expense reductions offset by non-recurring charges of approximately $100,000 related to a reorganization implemented during the quarter. Transition Engineering had increased operating expenses of approximately $332,000, due to increased staffing levels and costs related to the development and marketing of new products.

     The income tax benefit of $440,000 in 1994 and $160,000 in 1993 relate to the elimination of deferred tax liabilities that will reverse as net operating losses available for carryforwards are utilized in future periods. To the extent loss carryforwards are realized in the future, deferred taxes will be reinstated.

           North Star Universal, Inc. and Subsidiaries
     ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATION AND FINANCIAL CONDITION
                          (Continued)


RESULTS OF OPERATIONS --

THREE MONTHS ENDED SEPTEMBER 30, 1994 vs. THREE MONTHS ENDED SEPTEMBER 30, 1993
                                (Continued)


     Equity in earnings of unconsolidated subsidiaries increased $591,000 to $1,153,000 from $562,000 in the previous year. This includes an increase of $525,000 and $66,000 in the equity in earnings of Michael Foods and CorVel Corporation, respectively, which is a result of higher earnings at each of these companies.


NINE MONTHS ENDED SEPTEMBER 30, 1994 vs. NINE MONTHS ENDED SEPTEMBER 30, 1993


     Consolidated revenues decreased $8 million or 10% to $72.1 million from $80.2 million in 1993. The $6.6 million or 15% decrease at C.E. Services includes approximately $5.4 million of decreased revenues from the resale of used mainframe systems and features and $1.2 million in lower technical service and warehousing revenues. Sales from C.E. Services' European operations decreased approximately $1.5 million or 18% to approximately $6.7 million for the period. This decline in revenues is attributable to an overall slowdown experienced within the secondary market of IBM mainframe equipment. C.E. Services does not expect demand for its products and services to measurably improve through the first quarter of 1995.


     Revenues at Americable, excluding approximately $4 million of sales in 1993 from its Canadian operations which were closed in December 1993, increased 7.1% to $27.7 million for the period due primarily to higher demand for its value-added networking products and services. The 9.5% increase in revenues at Transition Engineering was due to higher product demand. Sales to international customers accounted for approximately $476,000 or 66% of the increase for the period.


     Consolidated gross profit, as a percent of revenues, decreased to 20.8% in 1994 as compared to 23.8% in 1993. This is primarily a result of lower margins at C.E. Services which is attributable to a significant price decline in the secondary market of IBM equipment, increased cost of services associated with a new IBM service contract and reduced pricing of technical services due to increased competition and maturing product life cycle of certain IBM mainframes. Margins at Americable decreased due to overall lower pricing resulting from increased competition. North Star does not expect consolidated gross profit margins to measurably improve throughout the remainder of the year.


     The Company's selling, general and administrative expenses decreased $1.3 million, or 7.3%, to $16.5 million from $17.8 million in 1993. C.E. Services had lower selling, general and administrative expenses of approximately $500,000 due primarily to staff reductions implemented during the third quarter. Operating expenses at Americable decreased approximately $1.5 million, which reflects approximately $1.1 million of expenses eliminated through the closure of its Canadian facilities effected in December 1993. These decreases were offset by increased expenses of $852,000 at Transition Engineering due primarily to increased staffing levels and costs related to the development related to the development and marketing of new products.

           North Star Universal, Inc. and Subsidiaries
     ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATION AND FINANCIAL CONDITION
                          (Continued)


RESULTS OF OPERATIONS --


NINE MONTHS ENDED SEPTEMBER 30, 1994 vs. NINE MONTHS ENDED SEPTEMBER 30, 1993
                                (Continued)


     Net interest expense decreased $27,000 to $3,185,000 from $3,212,000 in 1993, primarily due to overall lower weighted average interest on outstanding debentures between years.


     The income tax benefit of $1,480,000 in 1994 and $710,000 in 1993 relate to the elimination of deferred tax liabilities that will reverse as net operating losses available for carryforward are utilized in future periods. To the extent loss carryforwards are realized in the future, deferred taxes will be reinstated.


     Equity in earnings of unconsolidated subsidiaries increased $1,752,000 to $3,338,000 from $1,586,000 in the previous year. This includes an increase of $1,503,000 and $249,000 in the equity in earnings of Michael Foods and CorVel, respectively, which is a result of higher earnings at each of these companies. Michael Foods' net earnings for the nine months ended September 30, 1994, were approximately $10.5 million, an increase of approximately $6.5 million, or 164% from the previous year.


CAPITAL RESOURCES AND LIQUIDITY


     Historically, the Company has experienced cash flow deficits from operations. Cash used in operations was approximately $5.1 million for the nine months ended September 30, 1994 as compared to $2.7 million in 1993. The increase in this amount is primarily a result of the operating losses incurred at C.E. Services in 1994. The Company expects operating cash flow deficits to continue. The Company does not have the use of cash flow generated by Michael Foods other than proceeds from quarterly dividends.
In each of the nine month periods ended September 30, 1994 and 1993, the Company received dividends of $1,103,000. There can be no assurance that Michael Foods will continue to declare such dividends.


     Likewise, since CorVel's initial public offering in July 1991, the Company has not had the use of cash generated by CorVel and its subsidiaries. Since its initial public offering, CorVel has not declared any dividends, and has indicated that it does not anticipate doing so for the foreseeable future.


     The Company maintains a program whereby it sells subordinated debentures of various maturities to primarily individual investors. The debentures are offered on a continuous basis at interest rates that change from time to time depending on market conditions. Historically, a substantial portion of maturing debentures have been reinvested in new debentures. At September 30, 1994, the Company had approximately $41.2 million principal amount of subordinated debentures outstanding.

            North Star Universal, Inc. and Subsidiaries
       ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATION AND FINANCIAL CONDITION
                           (Continued)


CAPITAL RESOURCES AND LIQUIDITY (Continued)


     For the nine months ended September 30, 1994, approximately $5.6 million or 64% of debenture maturities were reinvested in new debentures. Included within long-term debt repayments for the nine months ended September 30, 1994, is approximately $3.2 million of scheduled maturities of subordinated debentures. Proceeds from long-term debt include approximately $3.2 million of new debentures sold along with $1.6 million of compounded interest on debentures. The net activity under the debenture program for the period resulted in net cash proceeds to the Company of approximately $1,614,000.


     Americable maintains a revolving line of credit and term loan facility which provides borrowings up to $5.5 million due in May 1996. Borrowings under the revolving credit facility are based on eligible accounts receivable and inventory with interest at prime plus 1.5% (9.25% at September 30, 1994). At September 30, 1994, Americable had outstanding borrowings of $1.3 million under its revolving line of credit and $1,571,000 under its term loan.


     C.E. Services maintains revolving credit facilities which provide for borrowings up to $3.5 million with interest at 1/2% and 1% over its bank's reference rate (8.25% and 8.75% at September 30, 1994). During the nine months ended September 30, 1994, C.E. Services used bank borrowings of approximately $3.7 million to finance its working capital requirements, principally the purchase of inventory related to its remarketing of mainframe systems. At September 30, 1994, there was $628,000 outstanding under these facilities. At September 30, 1994, North Star had no borrowings outstanding under its $6.5 million revolving credit facility and approximately $ 4.6 million of cash and cash equivalents, excluding cash of its operating subsidiaries.


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

          None.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)    No exhibits were filed with this report on Form 10-Q

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 1994.

                                  SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NORTH STAR UNIVERSAL, INC.
                                          (Registrant)




Date    November 11, 1994                 b/s/ Jeffrey J. Michael
     -------------------------            ---------------------------------
                                          Jeffery J. Michael
                                          President and Chief Executive Officer


Date    November 11, 1994                 b/s/ Peter E. Flynn
     -------------------------            ---------------------------------
                                          Peter E. Flynn
                                          Executive Vice President,
                                          Chief Financial Officer
                                          and Secretary
                                          (Principal Financial and Accounting
                                           Officer)