Form 10-K405
period 1994-12-31
NORTH STAR UNIVERSAL INC
filed 1995-03-21
CIK 768158

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                 ______________

                                    FORM 10-K

             ( X )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1994
                                       or

             (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-15638

                           NORTH STAR UNIVERSAL, INC.

             (Exact name of registrant as specified in its charter)

          MINNESOTA                                              41-0498850
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

610 Park National Bank Building
    5353 Wayzata Boulevard
    Minneapolis, Minnesota                                         55416
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code:  (612) 546-7500
                          _____________________________

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       Name of Each Exchange
          Title of Each Class                           on Which Registered
          -------------------                          ---------------------

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

                                                    Yes   ( X )       No   (   )



                              - COVER PAGE 1 OF 2 -
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The aggregate market value of the common stock held by non-affiliates of the registrant at March 15, 1995 was $19,837,243 based on the last sale price for the common stock as reported by the National Association of Securities Dealers Automated Quotation System on that date.

     At March 15, 1995, 9,438,00 shares of the registrant's common stock were outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE: Pursuant to General Instruction G(2), the responses to Items 5, 6, 7 and 8 of Part II of this report are incorporated herein by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1994.

     Pursuant to General Instruction G(3), the responses to Items 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference from the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1995.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     ( X )


                              - COVER PAGE 2 OF 2 -

                                     PART I

ITEM 1.  BUSINESS.

INTRODUCTION

     North Star Universal, Inc. ("North Star" or the "Company"), was founded in 1928. The Company's direct and indirect operating companies consist of Americable, Inc. ("Americable"), Transition Engineering, Inc. ("Transition Engineering") and C.E. Services, Inc. and its United Kingdom subsidiary, C.E. Services (Europe) Limited (together, "C.E. Services"). Americable is a provider of connectivity and networking products and services. Transition Engineering is a manufacturer of connectivity devices and equipment used in local area network ("LAN") applications. C.E. Services is a third-party provider of systems, parts and services for mainframe computers and peripherals.

     Additionally, at December 31, 1994, the Company owned approximately 38% of the outstanding common stock of Michael Foods, Inc. ("Michael Foods"). Michael Foods is a food processing and distribution company, which the Company brought public in 1987. In June of 1991, the Company's health care services subsidiary, CorVel Corporation (formerly FORTIS Corporation) ("CorVel"), completed an initial public offering of its common stock. As of December 31, 1994, the Company's ownership in CorVel was approximately 37%.

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

     Michael Foods is a diversified producer and distributor of food products operating in four basic areas--eggs and egg products, distribution of refrigerated grocery products, refrigerated and frozen potato products and dairy products. Michael Foods, through its eggs and egg products division, is one of the largest producers, processors and distributors of shell eggs, extended shelf-life liquid eggs and dried, hard-cooked and frozen egg products in the United States. The refrigerated distribution division also distributes a broad line of refrigerated grocery products directly to supermarkets, including cheese, shell eggs, bagels, butter, margarine, muffins, potato products, juices and ethnic foods. The potato products division processes and distributes refrigerated and frozen potato products for foodservice and retail markets throughout the United States. The dairy products division processes and distributes soft serve mix, ice cream mix, frozen yogurt mix and extended shelf-life, ultrapasteurized milk and specialty dairy products to fast food businesses and other foodservice outlets, independent retailers, ice cream manufacturers and others.

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

     CorVel is an independent nationwide provider of medical cost containment and managed care services designed to address escalating medical costs. CorVel's services include preferred provider organizations, automated medical fee auditing, medical case management, independent medical examinations, utilization review and vocational rehabilitation services. Such services are provided to insurance companies, third party administrators and employers to assist them in managing the medical costs and monitoring the quality of care associated with medical claims.

OPERATING SUBSIDIARIES

     GENERAL.

     AMERICABLE. Americable provides products and services in the field of voice and data communication networking. Americable seeks to be a single-source provider for all of its customers' networking needs. As a value-added reseller ("VAR") and distributor, Americable supplies cables and connectors, network products, patch panels and fiber optics to various customers in the voice and data communications aftermarket, including resellers, other distributors, installers and end-users. Americable also manufactures a wide variety of cable assemblies, sub-assemblies and specialty products for its customers. While some of these products are manufactured to standard specifications for sale by Americable as part of its product inventory, most are custom designed and manufactured by Americable to its customers' specifications. Additionally, Americable designs and supervises the implementation of the physical layer of LAN systems for its customers. In connection with such projects, the company offers products and services for all levels of computing, including mainframe, mini- and micro-workstations and personal computer based LAN systems.

     Americable's distribution business maintains a wide variety of high-quality products in its inventory (over 5,000), many of which are hard-to-find or specialty products. Americable's product inventory ranges from connectivity products such as bulk cable, connectors, patch panels, racks and other cable accessories to more complex active networking devices such as concentrators, hubs, bridges and routers. As a broad line distributor, Americable generally inventories products from multiple manufacturers. These manufacturers include Bay Networks, Chipcom, Transition Engineering, Belden, Berktek and Amp Incorporated. In addition, in an effort to reduce its inventory levels, Americable purchases a number of networking products through large distributors such as Tech Data and Ingram Micro.

     Americable also maintains an integrated, real-time, on-line computerized system for order entry and fulfillment and inventory control. This on-line computer system allows Americable's sales personnel to advise customers over the phone of product specifications, availability and order status. All orders are normally shipped within 24 hours of receipt and, when necessary, can be shipped on a "same-day" basis.

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

     Americable's distribution business services customers of all sizes in the voice and data communications aftermarket. Customer orders range in size from under $50 to several hundred thousand dollars. Average distribution order size during 1994 was approximately $470. Americable's distribution business (including sales of cable assemblies) constituted approximately 82% of its net sales in 1994.

     As a natural extension of its distribution business, and consistent with Americable's marketing strategy to be a single-source provider for its customers, Americable has a manufacturing capability to satisfy the individual needs of those customers that may require custom or specialty cable assemblies. Americable, working to its customers' specifications, can manufacture custom designed products such as copper, fiber-optic, IBM Bus and Tag and AS/400 cable assemblies and sub-assemblies. During 1994, sales of custom and specialty cable assemblies and sub-assemblies consisted of approximately 20% of net sales.

     All of Americable's manufactured products are subject to strict quality control standards to insure that they are of the same high quality as other, vendor manufactured, distributed products. During 1995, Americable expects to complete the process of implementing the quality standards of ISO 9002 which it began in

1993. ISO 9002 is an international protocol for documenting processes and procedures used in establishing a consistent manufacturing quality system.

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

     Value-added projects and services generally range in size from $5,000 to $500,000. These projects can involve multiple LAN's across a wide area network, consisting of multi-vendor hardware products and several thousand nodes. Americable is committed to providing networking systems to customers of all sizes in the geographic areas served by its regional offices. During 1994, sales derived from value-added projects and services consisted of approximately 18% of net sales. Value-added projects and services sales include sales of products such as bulk cable, cable assemblies and networking devices and services such as training and installation.

     TRANSITION ENGINEERING. Transition Engineering designs, manufactures and markets hardware equipment that provides physical connectivity for LAN's and mini- and mainframe networks. Physical connectivity devices enable computing and other electronic devices to communicate over a network. These devices include transceivers, hubs, concentrators, adapters and related communications modules.

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

     Transition Engineering has developed the majority of its Ethernet LAN products using industry standards. Ethernet's cabling media has evolved from coaxial cable to its associated 10BaseT implementation, which supports twisted pair cabling such as telephone wire and 10BaseFL fiber optic cabling.

     Transition Engineering's product line currently includes transceivers that attach personal computers to a network, thereby enabling the user to communicate with other users in the LAN; hubs and multi-port repeaters that regenerate the signal, thereby allowing expansion capabilities and providing connectivity and management of the different cabling schemes used throughout a LAN; network adapter cards that provide direct connection from the personal computer to a LAN; and other passive devices that provide a structured wiring system for mini-and mainframe computer environments.

     Transition Engineering's manufacturing operations consist primarily of the final assembly and quality control testing of materials, components and subassemblies. Transition Engineering uses third parties to perform printed circuit board assembly.

     The market for Transition Engineering's products is characterized by rapid technological change, constantly evolving industry standards and rigorous competition with respect to timely product innovation. Because the introduction of products embodying new technology and the emergence of new industry standards can render existing products obsolete and unmarketable, Transition Engineering believes that its future success will depend upon its ability to develop, manufacture and market new products and enhancements to existing products on a cost-effective and timely basis. New product introductions and enhancements accounted for approximately $3.3 million or 28% of net sales at Transition Engineering in 1994.

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

     Transition Engineering distributes its products through an expanding network of reseller channels, which includes a number of regionally based domestic and international volume distributors and, to a lesser extent, VAR's. During 1994, new distributors and VAR's accounted for approximately $650,000 or 5% of Transition Engineering's net sales. Distributors and VAR's purchase the company's products at standard discounts based on certain volume-based incentive programs. Transition Engineering's distributors and VAR's carry other products that are complementary to, and compete with those of Transition Engineering. Transition Engineering's international sales have accounted for a substantial portion of its growth. International sales come primarily from the United Kingdom and Germany. During 1994, sales outside of the United States accounted for approximately 35% of net sales. Transition Engineering's continued growth will be dependant, in part, upon its ability to expand its domestic and international distributor base.

     Transition Engineering performs all of its research and development activities at its headquarters in Eden Prairie, Minnesota. During 1994, research and development expenses totaled less than 10% of net sales. Transition Engineering intends to make a similar investment in research and development during 1995.

     C.E. SERVICES. C.E. Services is a third-party provider of systems, parts and services for mainframe computers and peripherals. Many of the company's services are especially valuable to computer leasing and credit companies that acquire large quantities of computer components and supply many different configurations of computer equipment to their customers.

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

     During 1994, C.E. Services' revenues declined by $15.6 million, or 26%, from 1993. This decline was attributable primarily to a dramatic reduction in the domestic and international demand for used mainframes and peripherals along with a significant decline in the market value of certain used equipment. Net sales from the remarketing of computer systems, features and parts accounted for approximately 83% of the company's total net sales during 1994. C.E. Services does not expect demand for its products and services to measurably improve in 1995.

     The company is also able to reconfigure mainframe systems quickly and reliably. After C.E. Services completes reconfiguration services on a computer system, IBM must certify that the reconfigured system adequately performs to IBM standards. C.E. Services' technicians are also able to install or deinstall equipment at the user's computer facility. Such technical services accounted for approximately 7% of the company's net sales in 1994.

     C.E. Services conducts its international sales from a facility in Basingstoke, England (41,000 square feet). C.E. Services has twenty-two (22) employees based in the U.K.

     As part of its services to the owners of computer equipment, C.E. Services also warehouses and refurbishes computer equipment. When equipment is delivered to one of the company's facilities, a technical audit is performed on each machine to determine its condition and to inventory its features. C.E. Services will then warehouse the equipment for its customers pending re-sale or re-leasing. The company refurbishes computers by repairing physical, exterior damage, cleaning and painting. C.E. Services is one of the few third party vendors that refurbishes both Amdahl, Inc. and IBM equipment. Sales from refurbishment and warehousing constituted 3% of C.E. Services' net sales during 1994.

     Additionally, the company performs maintenance services for mainframe-based data centers. C.E. Services' maintenance operations primarily serve
Dallas/Ft. Worth, Houston and San Antonio in Texas. C.E. Services provides maintenance for computer centers under contracts with customers, as well as on a per-call basis. Pursuant to its maintenance agreements, C.E. Services generally agrees to provide all parts and service for a customer's equipment. These maintenance services are available 24 hours a day, seven days a week. Sales from

C.E. Services' maintenance business constituted approximately 7% percent of the company's net sales during 1994.

     In 1994, C.E. Services established a new computer services business to provide mainframe computer access and processing services to its customers. The business consists of Bridging Solutions Corporation ("Bridging"), an entity formed in 1994, and Commercial Computer Services, Inc. ("CCS"), a Texas corporation acquired by C.E. Services in 1994. In connection with the organization of this new business group, C.E. Services formed Dalworth Holdings, Inc., a holding company, which is now the parent company of C.E. Services, Bridging and CCS. Bridging and CCS are located in Fort Worth, Texas, and, at March 17, 1995, employed a combined total of seventeen (17) people.

     FOREIGN OPERATIONS. The Company's foreign operators consist of C.E. Services' United Kingdom subsidiary, C.E. Services (Europe) Limited. Prior to December 1993, the Company's foreign operations also included Americable's Canadian subsidiary, Adanac Cable, Ltd. In December 1993, Americable implemented a restructuring plan involving closure of its Canadian facilities, operated by Adanac Cable, and consolidation of its Canadian sales and customer support activities within its U.S. operations. The Company's foreign operations consisted of revenues of $8 million and $17.8 million, operating losses of $1.1 million and $26,000, and total assets of $2 million for each of the years ended December 31, 1994 and 1993, respectively.

     MARKETING AND CUSTOMERS

     AMERICABLE. Americable provides its products and services to a wide range of customers, including installers, resellers, other distributors, system integrators, OEM's and end-users. Customer relationships are developed both face-to-face and via the telephone. Americable's marketing strategy is two-tiered. A national effort is centered on telemarketing though Americable's national distribution sales unit in Minneapolis. In addition, Americable has four regional centers that provide traditional distribution and assembly products along with an array of value-added network technology products and services. The regional centers include Atlanta, Chicago, Dallas and Minneapolis. Americable has eleven (11) outside sales representatives in addition to forty-two(42) telemarketing and sales support representatives. The sales force is supplemented by nineteen (19) regional technical service engineers and technicians and two (2) corporate product managers.

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

     TRANSITION ENGINEERING. Transition Engineering distributes its products through an expanding network of reseller channels, which include a number of regionally based domestic and international volume distributors and, to a lesser extent, VAR's. In 1994, Transition Engineering's largest domestic customer accounted for approximately 16% of domestic net sales (10% overall). The company's largest international customer accounted for approximately 14% of international net sales (5% overall). Moreover, the ten distributors that sold the largest amount of the company's products accounted for approximately 39% of Transition Engineering's net sales for 1994. A reduction in sales efforts by or the termination of a business relationship with one or more of Transition Engineering's key distributors could have a material adverse effect on Transition Engineering's results of operations.

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

     Individual sales are generated almost entirely through customer initiated telephone calls asking for quotes on various services, computer systems, features or parts. Outgoing calls are also initiated by the C.E. Services' sales force, which currently consists of nine (9) persons, for purposes of soliciting new customers or renewing contacts with old customers, following up on work orders, coordinating work in process and insuring that customers' needs and expectations are being met. The company's senior management, sales force and customer service managers also periodically make on-site visits to major customers in an effort to keep in touch with market trends and to better understand customer needs. In addition, the company frequently conducts technical seminars for the marketing staffs of selected customers. These seminars train customers on the technical characteristics of products and help reinforce the customer's perception of C.E. Services as a vital business partner.

     The company's direct sales force is supplemented by a customer service department of twelve (12) representatives in its three major locations. This staff directly handles orders from customers for warehouse and refurbishment services, follows up on work orders initiated by the sales force and maintains records of customer inventory, customer machine audits, work order correspondence and shipping documents.

     C.E. Services' ten largest customers in 1994 represented approximately 48% of total company sales. Nine of these customers are computer equipment leasing and credit companies. The loss of one or more of C.E. Services' major customers could materially adversely affect the company's results of operations.

     COMPETITION

     AMERICABLE. Americable faces substantial competition from a large number of distributors, suppliers and manufacturers, some of which are larger, have greater financial resources, broader name recognition and, in many cases, lower manufacturing costs than Americable. Americable's manufactured products are not protected from competition by virtue of any proprietary rights such as trade secrets or patents. Americable competes by providing its customers with a broad line of reliable, top-quality products that are priced at competitive levels and by providing superior customer service, including strong technical support and rapid product delivery.

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

     There will continue to be intense price competition in all lines of C.E. Services' business; however, C.E. Services believes that the company will continue to compete due to its reputation for reliability, the quality and expertise of its staff, its responsiveness to customers' demands, its ability to provide its customers with custom-configured systems and its knowledge of the secondary market.

     EMPLOYEES

     At December 31, 1994, Americable, Transition Engineering and C.E. Services (including Bridging and CCS) employed 160, 57 and 162 individuals, respectively. None of the employees are represented by a collective bargaining unit, and management at each company considers its relations with its employees to be good.

NET ASSETS HELD FOR SALE

     North Star announced its intention to sell its wholly-owned subsidiary Eagle Engineering & Manufacturing, Inc. ("Eagle") in March 1991. Eagle designs, manufactures and installs a variety of environmental control systems for the cabins of off-road heavy equipment, including air-conditioning, heating and pressurization systems. Eagle is still wholly owned by the Company, although the Company is hopeful that it will ultimately be able to sell this subsidiary on terms acceptable to management.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

          Name                Age            Position
          ----                ---            --------

     Jeffrey J. Michael       38        President and Chief Executive Officer

     Peter E. Flynn           35        Executive Vice President, Chief
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

     C.E. SERVICES. C.E. Services' headquarters are located in Grand Prairie, Texas, a suburb of Dallas, and include office, warehouse and production space (101,000 square feet). C.E. Services' branch locations are located in or near Chicago, Illinois (170,000 square feet), Houston, Texas (3,000 square feet), London, U.K. (41,000 square feet) and Fort Worth, Texas (12,000 square feet). C.E. Services' facilities include two of the largest staging areas in the United States for large water-cooled mainframes. All of the C.E. Services' facilities are leased and provide storage, production and office space.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Pursuant to General Instruction G(2), information is incorporated herein by reference to "Stock Information" in the Company's annual report to shareholders for the year ended December 31, 1994.

ITEM 6.  SELECTED FINANCIAL DATA.

     Pursuant to General Instruction G(2), information is incorporated herein by reference to "Selected Consolidated Financial Data" in the Company's annual report to shareholders for the year ended December 31, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Pursuant to General Instruction G(2), information is incorporated herein by reference to "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's annual report to shareholders for the year ended December 31, 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Pursuant to General Instruction G(2), information is incorporated herein by reference to "Report of Independent Certified Public Accountants" and "Consolidated Financial Statements of North Star Universal, Inc. and Subsidiaries" and "Selected Quarterly Financial Data" in the Company's annual report to shareholders for the year ended December 31, 1994.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Pursuant to General Instruction G(3), reference is made to the information contained in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1995, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     Pursuant to General Instruction G(3), reference is made to the information contained in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1995, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Pursuant to General Instruction G(3), reference is made to the information contained in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1995, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to General Instruction G(3), reference is made to the information contained in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1995, which information is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   l.     FINANCIAL STATEMENTS

      The consolidated financial statements of North Star Universal, Inc. and Subsidiaries as of December 31, 1994 and 1993 and for the three years ended December 31, 1994 are incorporated herein by reference to "Consolidated Financial Statements of North Star Universal, Inc. and Subsidiaries" and "Report of Independent Certified Public Accountants" included in the Company's annual report to shareholders for the year ended December 31, 1994.

      2.     FINANCIAL STATEMENTS AND SCHEDULES

      (i)    North Star Universal, Inc. and Subsidiaries

             Report of Independent Certified Public Accountants on Schedule

             Schedule II --   Valuation and Qualifying Accounts

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

             Consolidated Statements of Stockholders' Equity

             Consolidated Statements of Cash Flows

             Notes to Consolidated Financial Statements

             Report of Independent Certified Public Accountants

             Report of Independent Certified Public Accountants on Schedule

             Schedule II - Valuation and Qualifying Accounts

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

     *3.2    Amended and Restated Bylaws of the Company.

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

     *4.3 Form of Second Supplemental Indenture, dated as of March 16, 1995, amending the Indenture described in Exhibit 4.1 above.

      4.4 Indenture, dated as of December 1, 1986, between the Company and National City Bank of Minneapolis, as trustee, relating to $25,000,000 principal amount of Subordinated Debentures Series 87/88 (filed as Exhibit 4.1 to Registration No. 33-10558 and incorporated herein by reference).

      4.5 Indenture, dated as of September, 1985, between the Company and American National Bank and Trust Company, as trustee, relating to $14,000,000 principal amount of Subordinated Debentures, Series 1985 (filed as Exhibit 4 to Registration No. 2-99100 and incorporated herein by reference).

    +10.1 Severance Agreement, dated December 31, 1990, between the Company and Miles E. Efron (filed as Exhibit 10.1(a) to Registration No. 33-26176 and incorporated herein by reference).

    +10.2 North Star Universal, Inc. Incentive Stock Option Plan, including the form of Stock Option Agreement related thereto (filed as Exhibit 10.19 to Registration No. 33-10558 and incorporated herein by reference).

    +10.3 North Star Universal, Inc. Non-Qualified Stock Option Plan, including the form of Stock Option Agreement related thereto (filed as Exhibit 10.19 to Registration No. 33-10558 and incorporated herein by reference).

     10.4 Letter Agreement, dated March 25, 1987, between North Star Universal, Inc. and Michael Foods, Inc., pursuant to which the Company agreed not to acquire any additional food related businesses as long as it owns 25% of the capital stock of Michael Foods, Inc. (filed as Exhibit 10.34 to Registration No. 33-10558 and incorporated herein by reference).

     10.5 Restated and Amended Credit Loan Agreement, dated May 17, 1990, between the Company and First Bank National Association (filed as
             Exhibit 19.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1990, and incorporated herein by reference).

     10.6 Amendment to Restated and Amended Revolving Credit Loan Agreement, dated January 11, 1991, between the Company and First Bank National Association, amending the Restated and Amended Revolving Credit Loan Agreement described in Exhibit 10.6 above (filed as Exhibit 10.11(d) to Registration No. 33-26176 and incorporated herein by reference).

     10.7 Letter Agreement, dated February 28, 1991, amending the terms of the Amendment to Restated and Amended Revolving Credit Loan Agreement described in Exhibit 10.7 above (filed as Exhibit 10.11(e) to Registration No. 33-26176 and incorporated herein by reference).

     10.8 Second Amendment to Restated and Amended Revolving Credit Loan Agreement, dated January 2, 1992, between the Company and First Bank National Association, amending the Restated and Amended Revolving Credit Loan Agreement described in Exhibit 10.6 above (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

     10.9 Third Amendment to Restated and Amended Revolving Credit Loan Agreement, dated November 18, 1992, between the Company and First Bank National Association, amending the terms of the Restated and Amended Revolving Credit Loan Agreement described in 10.6 above (filed as Exhibit 10.12(a) to Registration No. 33-46418 and incorporated herein by reference).

    *10.10 Fourth Amendment to Restated and Amended Revolving Credit Loan Amendment, dated January 3, 1994, between the Company and First Bank National Association, amending the terms of the Restated and Amended Revolving Credit Loan Agreement described in 10.6 above.

    *10.11 Waiver and Fifth Amendment to Restated and Amended Revolving Credit Loan Amendment, dated March 16, 1994, between the Company and First Bank National Association, amending the terms of the Restated and Amended Revolving Credit Loan Agreement described in 10.6 above.

    *10.12 Sixth Amendment to Restated and Amended Revolving Credit Loan Amendment, dated January 31, 1995, between the Company and First Bank National Association, amending the terms of the Restated and Amended Revolving Credit Loan Agreement described in 10.6 above.

     10.13 Loan Agreement, dated as of May 1, 1989, between the City of Welcome, Minnesota and Eagle relating to $1,470,000 Industrial Development Revenue Bonds, Series 1989, Eagle Engineering and Manufacturing Company, Inc. Project (filed as Exhibit 10.15 to Registration No. 33-26176 and incorporated herein by reference).

     10.14 Mortgage and Security Agreement, dated as of May 1, 1989, securing the obligations of Eagle under the Loan Agreement described in
             Exhibit 10.11 above, pursuant to which Eagle granted a mortgage to American National Bank and Trust Company, St. Paul, Minnesota, as trustee under that certain Indenture, dated as of May 1, 1989, relating to its facility in Welcome, Minnesota (filed as Exhibit
             10.16 to Registration No. 33-26176 and incorporated herein by reference).

     10.15 Guaranty Agreement, dated as of May 1, 1989, executed by the Company as guarantor, pursuant to which the Company guaranties the obligations of Eagle under the Loan Agreement described in Exhibit
             10.11 above (filed as Exhibit 10.17 to Registration No. 33-26176 and incorporated herein by reference).

    +10.16 North Star Universal, Inc. 1988 Non-qualified Stock Option Plan, as amended April 26, 1989 and May 15, 1989, including form of Stock Option Agreement related thereto (filed as Exhibit 10.18 to Registration No. 33-26176 and incorporated herein by reference).

    +10.17 Employment Agreement, dated April 1, 1993, between the Company, Transition Engineering, Inc. and Peter E. Flynn (filed as
             Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

     10.18 Lease, dated July 12, 1990, between C.E. Services, Inc. and Kingsland Properties, Ltd., relating to the leased facility in Batavia, Illinois (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

     10.19 Commercial Lease Agreement, dated January 31, 1990, between C.E. Services, Inc. and Post and Paddock Associates, relating to the leased facility in Grand Prairie, Texas (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

     10.20 Registration Rights Agreement, dated May 16, 1991, between the Company and FORTIS Corporation (filed as Exhibit 10.17 to Registration No. 33-40629 and incorporated herein by reference).

     10.21 Form of North Star Indemnification Agreement, dated May ___, 1991, between the Company and FORTIS Corporation (filed as Exhibit 10.20 to Registration No. 33-40629 and incorporated herein by reference).

    +10.22 Promissory Note, dated June 1, 1991, executed in favor of the Company by James H. Michael (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

     10.23 Purchase and Sale Agreement by and among Leslie C. Malmquist, Universal Press and Label, Inc. and the Company, dated December 22, 1992, relating to the sale of Universal Press and Label, Inc. (filed as Exhibit 10.39 to Registration No. 33-46418 and incorporated herein by reference).

     10.24 Amended and Restated Loan and Security Agreement dated June 1, 1993 among Americable, Inc., Transition Engineering, Inc., Cable Distributions Systems, Inc. and First Bank National Association (filed as Exhibit 10.31 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.)

     10.25 Subordination Agreement executed by the Company and Americable for the benefit of First Bank in connection with the loans described in
             Exhibit 10.15 above (filed as Exhibit 10.25(b) to Registration No. 33-26176 and incorporated herein by reference).

    *10.26 First Amendment to Amended and Restated Loan and Security Agreement, dated November 29, 1993, among Americable, Inc., Transition Engineering, Inc., Cable Distributions Systems, Inc. and First Bank National Association, amending the terms of the Amended and Restated Loan and Security Agreement described in 10.24 above.

    *10.27 Waiver and Second Amendment to Amended and Restated Loan and Security Agreement, dated as of March 3, 1995, among Americable, Inc., Transition Engineering, Inc., Cable Distributions Systems, Inc. and First Bank National Association, amending the terms of the Amended and Restated Loan and Security Agreement described in 10.24 above.

    *10.28 Supplement A to Amended and Restated Loan and Security Agreement, dated June 1, 1993, among Americable, Inc., Transition Engineering, Inc., Cable Distributions Systems, Inc. and First Bank National Association, supplementing the terms of the Amended and Restated Loan and Security Agreement described in 10.24 above.

    *10.29 Amended, Restated and Consolidated Credit Agreement, dated as of August 1, 1994, by and between C.E. Services, Inc. and Texas Commerce Bank National Association.

    *10.30 First Amendment to Amended, Restated and Consolidated Credit Agreement, dated as of December 27, 1994, by and between C.E. Services, Inc. and Texas Commerce Bank National Association, amending the Amended and Restated Consolidated Credit Agreement described in 10.28 above.

    *10.31 Continuing Guaranty by North Star Universal, Inc., dated December 1994, to Texas Commerce Bank National Association, for indebtedness of C.E. Services, Inc., relating to the Amended and Restated Consolidated Credit Agreement described in 10.28 above.

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

     12.4 Computation of Ratio of Earnings to Fixed Charges for North Star Universal, Inc. for the year ended December 31, 1993 (filed as
             Exhibit 12.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

    *12.5 Computation of Ratio of Earnings to Fixed Charges for North Star Universal, Inc. for the year ended December 31, 1994.

    *13.1    1994 Annual Report to Shareholders of North Star Universal, Inc.

    *21.1    Subsidiaries of the Registrant

    *23.1    Consent of Independent Certified Public Accountants-Grant Thornton
             LLP.

    *27.1    Financial Data Schedule
____________________________
*    Filed with this Annual Report on Form 10-K.

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

Date:  March 15, 1995                 NORTH STAR UNIVERSAL, INC.

                                      By  /s/ Jeffrey J. Michael
                                         ------------------------------------
                                         Jeffrey J. Michael, President and
                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                          Title                        Date

 /s/ Miles E. Efron                Chairman of the Board          March 15, 1995
- -----------------------------
Miles E. Efron

 /s/ James H. Michael              Director                       March 15, 1995
- -----------------------------
James H. Michael

 /s/ Jeffrey J. Michael            President, Chief Executive     March 15, 1995
- -----------------------------      Officer and Director
Jeffrey J. Michael                 (principal executive officer)

 /s/ Peter E. Flynn                Executive Vice President,      March 15, 1995
- -----------------------------      Chief Financial Officer
Peter E. Flynn                     (principal financial and
                                   accounting officer),
                                   Secretary and Director

                                   Director
- -----------------------------
Fred E. Stout

 /s/ Richard J. Braun              Director                       March 15, 1995
- -----------------------------
Richard J. Braun

                                    REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                   ON SCHEDULE



Board of Directors
North Star Universal, Inc.

          In connection with our audit of the consolidated financial statements of North Star Universal, Inc. and Subsidiaries referred to in our report dated February 21, 1995, which is included in the Annual Report to Shareholders and incorporated by reference in Part II of this form, we have also audited Schedule II for each of the three years in the period ended December 31, 1994. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                        /s/ GRANT THORNTON LLP



Minneapolis, Minnesota
February 21, 1995

                   North Star Universal, Inc. and Subsidiaries

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                        For the Years Ended December 31,
                                 (In thousands)


                                                    Charge
                      Balance at      Provision   for Purpose           Balance
                       Beginning     Charged to   Reserve was           At End
                       of Year       Operations   Established   Other   of Year
                      ----------     ----------   ----------    -----   -------

Allowance of
Doubtful Accounts
- -----------------

1992                      $  384        $  277      $  (346)   $  --     $  315

1993                         315           270          (92)     (34)       459

1994                         459            49         (126)      --        382

CONSOLIDATED BALANCE SHEETS
MICHAEL FOODS, INC. AND SUBSIDIARIES




DECEMBER 31,                                                                                    1994            1993
- ---------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   1,641,000    $    223,000
   Accounts receivable, less allowances. . . . . . . . . . . . . . . . . . . . . . .      36,622,000      33,087,000
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      54,631,000      49,138,000
   Prepaid expenses and other. . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,091,000       1,279,000
                                                                                      -------------------------------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      93,985,000      83,727,000
PROPERTY, PLANT AND EQUIPMENT - AT COST
   Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,149,000       4,201,000
   Buildings and improvements. . . . . . . . . . . . . . . . . . . . . . . . . . . .      93,807,000      89,980,000
   Machinery and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     182,805,000     166,655,000
                                                                                      -------------------------------
                                                                                         280,761,000     260,836,000
   Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .      99,702,000      80,398,000
                                                                                      -------------------------------
                                                                                         181,059,000     180,438,000
OTHER ASSETS
   Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      47,439,000      48,844,000
   Net assets held for sale. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,761,000      11,939,000
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,401,000       4,139,000
                                                                                      -------------------------------
                                                                                          61,601,000      64,922,000
                                                                                      -------------------------------
                                                                                        $336,645,000    $329,087,000
                                                                                      -------------------------------
                                                                                      -------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt. . . . . . . . . . . . . . . . . . . . . . .    $ 11,809,000    $  9,814,000
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      26,360,000      20,536,000
   Accrued compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,168,000       3,720,000
   Accrued insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,326,000       6,701,000
   Accrued product line disposal costs . . . . . . . . . . . . . . . . . . . . . . .              --      12,702,000
   Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,633,000       7,987,000
   Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,100,000              --
                                                                                      -------------------------------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .      60,396,000      61,460,000

LONG-TERM DEBT, less current maturities. . . . . . . . . . . . . . . . . . . . . . .      88,795,000      94,194,000
DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21,425,000      18,430,000
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 3,000,000 shares authorized, none issued . . . .              --              --
   Common stock, $.01 par value, 25,000,000 shares authorized,
      shares issued 19,915,489 in 1994 and 1993. . . . . . . . . . . . . . . . . . .         199,000         199,000
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . .     117,640,000     117,640,000
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      53,801,000      42,475,000
   Treasury stock, shares held 613,912 in 1994 and 599,350 in 1993 at cost . . . . .      (5,611,000)     (5,311,000)
                                                                                      -------------------------------
      Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . .     166,029,000     155,003,000
                                                                                      -------------------------------
                                                                                        $336,645,000    $329,087,000
                                                                                      -------------------------------
                                                                                      -------------------------------


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
MICHAEL FOODS, INC. AND SUBSIDIARIES




YEARS ENDED DECEMBER 31,                                                    1994                    1993                    1992
- ---------------------------------------------------------------------------------------------------------------------------------
Net sales. . . . . . . . . . . . . . . . . . . . . . . . .          $505,965,000            $474,783,000            $442,734,000

Cost of sales. . . . . . . . . . . . . . . . . . . . . . .           430,917,000             414,965,000             390,185,000
                                                                   --------------------------------------------------------------
      Gross profit . . . . . . . . . . . . . . . . . . . .            75,048,000              59,818,000              52,549,000

Selling, general and administrative expenses . . . . . . .            41,851,000              39,122,000              36,936,000

Disposal of product line . . . . . . . . . . . . . . . . .                    --              22,769,000                      --

Restructuring charges. . . . . . . . . . . . . . . . . . .                    --              11,164,000                      --
                                                                   -------------------------------------------------------------
                                                                      41,851,000              73,055,000              36,936,000
                                                                   -------------------------------------------------------------

      Operating profit (loss). . . . . . . . . . . . . . .            33,197,000             (13,237,000)             15,613,000

Interest (income) expense

   Interest expense. . . . . . . . . . . . . . . . . . . .             8,842,000               9,210,000              10,247,000

   Interest capitalized. . . . . . . . . . . . . . . . . .              (304,000)               (116,000)               (261,000)
                                                                   -------------------------------------------------------------
                                                                       8,538,000               9,094,000               9,986,000

   Interest income . . . . . . . . . . . . . . . . . . . .               (40,000)               (731,000)               (398,000)
                                                                   -------------------------------------------------------------

                                                                       8,498,000               8,363,000               9,588,000
                                                                   -------------------------------------------------------------

      Earnings (loss) before income taxes. . . . . . . . .            24,699,000             (21,600,000)              6,025,000

Income tax expense (benefit) . . . . . . . . . . . . . . .             9,510,000              (5,280,000)              2,175,000
                                                                   -------------------------------------------------------------

      NET EARNINGS (LOSS). . . . . . . . . . . . . . . . .          $ 15,189,000            $(16,320,000)           $  3,850,000
                                                                   -------------------------------------------------------------
                                                                   -------------------------------------------------------------

      NET EARNINGS (LOSS) PER SHARE. . . . . . . . . . . .          $        .79            $       (.84)           $        .20
                                                                   -------------------------------------------------------------
                                                                   -------------------------------------------------------------

Weighted average shares outstanding. . . . . . . . . . . .            19,315,000              19,416,000              19,516,000
                                                                   -------------------------------------------------------------
                                                                   -------------------------------------------------------------

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
MICHAEL FOODS, INC. AND SUBSIDIARIES




                                          COMMON STOCK             ADDITIONAL                                             TOTAL
                                 ---------------------------          PAID-IN        RETAINED         TREASURY    STOCKHOLDERS'
                                  SHARES ISSUED       AMOUNT          CAPITAL        EARNINGS            STOCK           EQUITY
- --------------------------------------------------------------------------------------------------------------------------------
Balance at
   January 1, 1992 . . . . . . .     19,843,989     $198,000     $116,872,000     $62,734,000     $(3,483,000)     $176,321,000
   Exercise of non-qualified
      stock options to acquire
      common stock . . . . . . .         71,500        1,000          768,000              --              --           769,000
   Net earnings for the year . .             --           --               --       3,850,000              --         3,850,000
   Cash dividends
      of $.20 per share. . . . .             --           --               --      (3,903,000)             --        (3,903,000)
                                     -------------------------------------------------------------------------------------------
Balance at
   December 31, 1992 . . . . . .     19,915,489      199,000      117,640,000      62,681,000      (3,483,000)      177,037,000
   Purchase of shares
      for treasury . . . . . . .             --           --               --              --      (1,828,000)       (1,828,000)
   Net loss for the year . . . .             --           --               --     (16,320,000)             --       (16,320,000)
   Cash dividends
      of $.20 per share. . . . .             --           --               --      (3,886,000)             --        (3,886,000)
                                     -------------------------------------------------------------------------------------------
Balance at
   December 31, 1993 . . . . . .     19,915,489      199,000      117,640,000      42,475,000      (5,311,000)      155,003,000
   Purchase of shares
      for treasury . . . . . . .             --           --               --              --        (300,000)         (300,000)
   Net earnings for the year . .             --           --               --      15,189,000              --        15,189,000
   Cash dividends
      of $.20 per share. . . . .             --           --               --      (3,863,000)             --        (3,863,000)
                                     -------------------------------------------------------------------------------------------
Balance at
   December 31, 1994 . . . . . .     19,915,489     $199,000     $117,640,000     $53,801,000     $(5,611,000)     $166,029,000
                                     -------------------------------------------------------------------------------------------
                                     -------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
MICHAEL FOODS, INC. AND SUBSIDIARIES




YEARS ENDED DECEMBER 31,                                                    1994                    1993                    1992
- ---------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings (loss) . . . . . . . . . . . . . . . . . .          $ 15,189,000            $(16,320,000)           $  3,850,000
   Adjustments to reconcile net earnings (loss) to
      net cash provided from operating activities:
      Depreciation . . . . . . . . . . . . . . . . . . . .            21,616,000              22,446,000              21,454,000
      Amortization . . . . . . . . . . . . . . . . . . . .             1,633,000               1,741,000               1,596,000
      Deferred income taxes. . . . . . . . . . . . . . . .             6,095,000              (7,660,000)               (640,000)
      Disposal of product line . . . . . . . . . . . . . .           (10,820,000)             22,769,000                      --
      Restructuring charges. . . . . . . . . . . . . . . .              (525,000)             11,164,000                      --
      Cash provided from (used in) changes in
         working capital employed, net of effect
         of disposal of product line and
         restructuring charges:
         Accounts receivable . . . . . . . . . . . . . . .            (3,535,000)                392,000                (595,000)
         Inventories . . . . . . . . . . . . . . . . . . .            (5,493,000)              2,968,000               8,011,000
         Prepaid expenses and other. . . . . . . . . . . .               188,000                (122,000)               (320,000)
         Accounts payable. . . . . . . . . . . . . . . . .             5,824,000               3,440,000              (3,625,000)
         Accrued expenses. . . . . . . . . . . . . . . . .             1,706,000               2,708,000               1,443,000
                                                                    -------------------------------------------------------------
            Total adjustments. . . . . . . . . . . . . . .            16,689,000              59,846,000              27,324,000
                                                                    -------------------------------------------------------------
Net cash provided by operating activities. . . . . . . . .            31,878,000              43,526,000              31,174,000
Cash flows from investing activities:
   Capital expenditures. . . . . . . . . . . . . . . . . .           (22,839,000)             (8,669,000)            (28,723,000)
   Net assets held for sale. . . . . . . . . . . . . . . .             1,786,000                      --                      --
   Joint venture and other assets. . . . . . . . . . . . .            (1,840,000)             (3,194,000)            (12,961,000)
                                                                    -------------------------------------------------------------
Net cash used in investing activities. . . . . . . . . . .           (22,893,000)            (11,863,000)            (41,684,000)
Cash flows from financing activities:
   Proceeds from issuance of common stock. . . . . . . . .                    --                      --                 769,000
   Payments on long-term debt. . . . . . . . . . . . . . .          (100,604,000)           (109,713,000)            (90,622,000)
   Proceeds from long-term debt. . . . . . . . . . . . . .            97,200,000              77,923,000             105,775,000
   Purchase of shares for treasury . . . . . . . . . . . .              (300,000)             (1,828,000)                     --
   Cash dividends. . . . . . . . . . . . . . . . . . . . .            (3,863,000)             (3,886,000)             (3,903,000)
                                                                    -------------------------------------------------------------
Net cash provided by (used in) financing activities. . . .            (7,567,000)            (37,504,000)             12,019,000
                                                                    -------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents . . .             1,418,000              (5,841,000)              1,509,000
Cash and cash equivalents at beginning of year . . . . . .               223,000               6,064,000               4,555,000
                                                                    -------------------------------------------------------------
Cash and cash equivalents at end of year . . . . . . . . .          $  1,641,000            $    223,000            $  6,064,000
                                                                    -------------------------------------------------------------
                                                                    -------------------------------------------------------------
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest . . . . . . . . . . . . . . . . . . . . . .          $  8,853,000            $  9,445,000            $  9,972,000
      Income taxes . . . . . . . . . . . . . . . . . . . .             4,432,000               3,858,000               2,281,000


The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MICHAEL FOODS, INC. AND SUBSIDIARIES




NOTE A

SUMMARY OF ACCOUNTING POLICIES
Michael Foods, Inc. (the "Company") is a holding company which, through its operating subsidiaries, is engaged in the food processing and distribution business primarily throughout the United States. Principal products are eggs, egg products, refrigerated food products, fresh and frozen potato products, ice milk mix, ice cream mix and milk.
     At December 31, 1994, North Star Universal, Inc. ("NSU") held 7,354,950 shares of the issued and outstanding common stock of the Company or 38.1%. Certain directors of the Company are also officers and directors of NSU.

1. PRINCIPLES OF CONSOLIDATION AND FISCAL YEAR
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated. Beginning in 1994, the Company utilizes a fifty-two, fifty-three week fiscal year ending on the Saturday nearest to December 31.

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

Inventories consist of the following:


DECEMBER 31,                                           1994                 1993
- --------------------------------------------------------------------------------
Work in process and
   finished goods. . . . . . . . . . .          $16,233,000          $14,386,000
Raw materials and supplies . . . . . .           15,327,000           17,028,000
Flocks . . . . . . . . . . . . . . . .           23,071,000           17,724,000
                                                --------------------------------
                                                $54,631,000          $49,138,000
                                                --------------------------------
                                                --------------------------------

4. DEPRECIATION
Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on the straight-line basis. Estimated service lives range from 10-40 years for buildings and improvements and 3-10 years for machinery and equipment.

5. GOODWILL AND AMORTIZATION
Goodwill has resulted from various acquisitions made by the Company. All acquisitions were accounted for as purchases and the excess of the total acquisition cost over the fair value of the net assets acquired was recorded as goodwill. Currently, goodwill is being amortized on the straight-line basis over 40 years. Accumulated amortization was $7,330,000 and $5,925,000 at December 31, 1994 and 1993, respectively. The Company maintains separate financial records for each of its acquired entities and performs periodic strategic and long-range planning for each entity. The Company evaluates its goodwill annually to determine potential impairment by comparing the carrying value to the undiscounted future cash flows of the related assets. The Company modifies the life or adjusts the value of a subsidiary's goodwill if an impairment is identified. See Note C for an impairment identified during 1993.


NOTE B

DISPOSAL OF PRODUCT LINE
The Company invested in a joint venture with an unrelated company for the purpose of producing reduced cholesterol liquid whole eggs. Due to significant continuing losses and lack of adequate market acceptance, the Company decided in December 1993 to cause early termination of this joint venture. Consequently, the Company accrued $11,500,000 in 1993 to acquire the interest of its joint venture partner and $1,202,000 to cover other costs associated with the termination and recorded a one-time charge of approximately $22,769,000 and a related income tax benefit of $8,485,000. The Company recorded the acquired partnership assets at their appraised value and included them in net assets held for sale in the consolidated balance sheet.

     During 1994, the Company completed the acquisition of the joint venture partner interest for $11,500,000 and liquidated the joint venture. Certain of the net assets held for sale were sold during 1994. The remaining net assets held for sale are expected to be sold in 1995.
     In 1993, the revenues and expenses directly attributable to the discontinued product line were net sales of $4,664,000, cost of sales of $10,545,000, selling, general and administrative expenses of $2,505,000 and interest income of $697,000. In 1992, the revenues and expenses directly attributable to the discontinued product line were net sales of $2,397,000, cost of sales of $3,926,000, selling, general and administrative expenses of $3,722,000 and interest income of $349,000. The Company thus recorded pre-tax losses directly attributable to the discontinued product line in 1993 and 1992 of approximately $7,689,000 and $4,902,000, respectively.


NOTE C

RESTRUCTURING CHARGES
During the fourth quarter of 1993, the Company recorded a restructuring charge to provide for the significant reorganization of the operations of Sunnyside Vegetable Packing, Inc. ("Sunnyside"). Sunnyside had incurred losses since its acquisition in 1991. The restructuring charge included $5,129,000 for the elimination of unamortized goodwill and $2,108,000 for site abandonment, relocation and other costs. In the fourth quarter of 1994, the Company ceased its efforts to restructure these operations and completed a sale of Sunnyside's remaining assets.
     During the fourth quarter of 1993, in conjunction with restructuring its egg operations, the Company recorded restructuring charges of $3,927,000, primarily related to certain egg production facilities held for sale to reflect their current net realizable value. At December 31, 1994, one of these production facilities remained held for sale.


NOTE D

LONG-TERM DEBT
Long-term debt consists of:

DECEMBER 31,                                           1994                 1993
- --------------------------------------------------------------------------------
Revolving line of
   credit (a). . . . . . . . . . . . .         $ 29,400,000         $ 23,100,000
9.5% senior promissory
   notes (b) . . . . . . . . . . . . .           38,000,000           42,000,000
9.85% senior promissory
   notes (c) . . . . . . . . . . . . .           17,200,000           20,000,000
10.4% senior promissory
   notes (d) . . . . . . . . . . . . .           12,500,000           15,000,000
Other. . . . . . . . . . . . . . . . .            3,504,000            3,908,000
                                               ---------------------------------
                                                100,604,000          104,008,000
Less current maturities. . . . . . . .           11,809,000            9,814,000
                                               ---------------------------------
                                               $ 88,795,000         $ 94,194,000
                                               ---------------------------------
                                               ---------------------------------

     Under the discounted cash flow method, the fair value of total long-term debt approximates $99,325,000 and $108,221,000 at December 31, 1994 and 1993,
respectively.
     Aggregate minimum annual principal payments of long-term debt maturing in years subsequent to December 31, 1994 are as follows:

YEAR ENDING DECEMBER 31,                                                  AMOUNT
- --------------------------------------------------------------------------------
1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 11,809,000
1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,846,000
1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . .          43,236,000
1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13,672,000
1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,625,000
2000 and subsequent. . . . . . . . . . . . . . . . . . . . .           4,416,000
                                                                    ------------
                                                                    $100,604,000
                                                                    ------------
                                                                    ------------


(a) The Company has an unsecured revolving line of credit with its principal banks for $55,000,000 with interest at the principal banks' reference rate, or alternative variable rates, at the Company's option. At December 31, 1994, the Company had $1,400,000 outstanding at the reference rate of 8.5% and $28,000,000 outstanding at an average variable rate of 6.4%. This revolving line of credit, which matures on March 31, 1997, contains certain restrictive covenants similar to the covenants contained in the senior promissory notes. At December 31, 1994, $25,600,000 of this line was unused.

(b) The 9.5% senior promissory notes are due in varying semi-annual installments of $3,000,000 to $5,000,000 from June, 1995 through December, 1999. Interest is payable semi-annually. The notes are unsecured and contain certain restrictive covenants. The most significant covenants are: minimum net worth requirements, limitations on additional indebtedness and liens, minimum interest coverage and limitations on a change in control of the Company.
(c ) The 9.85% senior promissory notes are due in annual installments of $2,800,000 from October 1995 through October 1999, with the remaining principal of $3,200,000 due in October, 2000. Interest is payable quarterly. The notes are unsecured and contain certain restrictive covenants similar to the covenants contained in the 9.5% senior promissory notes.
(d) The 10.4% senior promissory notes are due in annual installments of $2,500,000 from December, 1995 through December, 1999, with interest payable semi-annually. The notes are unsecured and contain certain restrictive covenants similar to the 9.5% senior promissory notes.


NOTE E

INCOME TAXES
     The provision for income taxes consists of the following:

YEARS ENDED
DECEMBER 31,                          1994               1993              1992
- --------------------------------------------------------------------------------
Current
   Federal . . . . . . .        $2,888,000        $ 1,968,000        $2,390,000
   State . . . . . . . .           527,000            412,000           425,000
                                ------------------------------------------------
                                 3,415,000          2,380,000         2,815,000
Deferred
   Federal . . . . . . .         5,510,000         (6,746,000)         (544,000)
   State . . . . . . . .           585,000           (914,000)          (96,000)
                                ------------------------------------------------
                                 6,095,000         (7,660,000)         (640,000)
                                ------------------------------------------------
                                $9,510,000        $(5,280,000)       $2,175,000
                                ------------------------------------------------
                                ------------------------------------------------

     Included in the 1993 provision for deferred income taxes is a $1,200,000 expense resulting from the increase in enacted Federal income tax rates.
     Deferred income taxes arise from temporary differences between financial and tax reporting. The tax effects of the cumulative temporary differences resulting in the deferred tax liability are as follows:

DECEMBER 31,                                           1994                1993
- --------------------------------------------------------------------------------
Depreciation . . . . . . . . . . . . .          $33,941,000         $31,609,000
Farm inventory
   accounting. . . . . . . . . . . . .            5,726,000           2,349,000
AMT credit . . . . . . . . . . . . . .           (3,975,000)         (3,275,000)
Disposal of
   product line. . . . . . . . . . . .           (6,948,000)         (8,485,000)
Other. . . . . . . . . . . . . . . . .           (4,219,000)         (3,768,000)
                                                --------------------------------
                                                $24,525,000         $18,430,000
                                                --------------------------------
                                                --------------------------------

     The following is a reconciliation of the Federal statutory income tax rate to the consolidated effective tax rate:

YEARS ENDED DECEMBER 31,                        1994         1993          1992
- --------------------------------------------------------------------------------
Federal statutory rate . . . . . . . . .        35.0%       (35.0)%        34.0%
State tax effect . . . . . . . . . . . .         2.9         (1.5)          3.6
Goodwill . . . . . . . . . . . . . . . .         2.0         10.8           7.4
Tax rate change. . . . . . . . . . . . .           -          5.6             -
Other. . . . . . . . . . . . . . . . . .        (1.4)        (4.3)         (9.0)
                                               ---------------------------------
                                                38.5%       (24.4)%        36.0%
                                               ---------------------------------
                                               ---------------------------------


NOTE F
EMPLOYEE RETIREMENT PLANS
Full-time employees of the Company who meet service requirements are eligible to participate in the Michael Foods, Inc. Retirement Savings Plan. The Company will match up to 4% of each participant's eligible compensation. Contributions of $1,256,000, $1,088,000 and $1,204,000 were charged to operations for the years ended December 31, 1994, 1993 and 1992, respectively.

NOTE G
STOCKHOLDERS' EQUITY
During 1994, the Company purchased 14,562 shares of its common stock for $300,000 under the terms of a put agreement that was part of a business acquisition completed in 1989. In 1993, the Company purchased 220,600 shares of its common stock for $1,828,000 on the open market under a stock repurchase plan. These shares are held as treasury stock.
     The Company's Non-Qualified Stock Option Plan (the "Plan") was adopted by the Board of Directors on March 20, 1987. The Plan provides for the grant of options to officers and other key employees of the Company and its subsidiaries. The ten-year options are generally not exercisable in the first year and vest ratably over the first five years. The exercise price of the options granted is typically the fair market value at the date of grant.
     Option transactions under the Plan during each of the three years ended December 31, are summarized as follows:

                                                     NUMBER OF      OPTION PRICE
                                                        SHARES         PER SHARE
- --------------------------------------------------------------------------------
Outstanding at
   January 1, 1992 . . . . . . . . . . . . .         1,518,461      $7.11-$18.63
Granted. . . . . . . . . . . . . . . . . . .            83,252       8.38- 18.88
Exercised. . . . . . . . . . . . . . . . . .           (26,500)      7.11- 12.42
Cancelled. . . . . . . . . . . . . . . . . .           (75,599)      8.58- 17.83
                                                     ---------------------------
Outstanding at
   December 31, 1992 . . . . . . . . . . . .         1,499,614       7.11- 18.88
Granted. . . . . . . . . . . . . . . . . . .           226,847       8.00- 10.13
Cancelled. . . . . . . . . . . . . . . . . .           (50,231)      9.33- 18.88
                                                     ---------------------------
Outstanding at
   December 31, 1993 . . . . . . . . . . . .         1,676,230       7.11- 18.88
Granted. . . . . . . . . . . . . . . . . . .            59,000       8.13- 12.25
Cancelled. . . . . . . . . . . . . . . . . .            (5,253)     10.13- 17.83
                                                     ---------------------------
Outstanding at
   December 31, 1994 . . . . . . . . . . . .         1,729,977     $ 7.11-$18.88
                                                     ---------------------------
                                                     ---------------------------

     Options to purchase 1,477,161 shares were exercisable at December 31, 1994. The Company also has an Incentive Stock Option Plan (the "ISO Plan");
however, no shares have been granted under its provisions. The Company has reserved 2,142,500 shares for the Plan and the ISO Plan.
     The Company's Non-Qualified Stock Option Plan for Non-Employee Directors (the "Director Plan") was approved by the Stockholders on April 27, 1993. The Director Plan provides for 150,000 shares reserved for grant. All options are exercisable one year from the date of grant and have a term of ten years. Previous to adopting the Director Plan, the Company had a policy of granting options to non-employee directors upon election or appointment.
     Option transactions under the Director Plan during each of the three years ended December 31, are summarized as follows:

                                                     NUMBER OF      OPTION PRICE
                                                        SHARES         PER SHARE
- --------------------------------------------------------------------------------
Outstanding at
   January 1, 1992 . . . . . . . . . . . . .            90,000      $7.11-$14.67
Exercised. . . . . . . . . . . . . . . . . .           (45,000)      7.11-  9.78
                                                       -------------------------
Outstanding at
   December 31, 1992 . . . . . . . . . . . .            45,000       9.67- 14.67
Granted. . . . . . . . . . . . . . . . . . .            20,000       7.63- 10.13
Cancelled. . . . . . . . . . . . . . . . . .           (16,250)      9.67- 11.25
                                                       -------------------------
Outstanding at
   December 31, 1993 . . . . . . . . . . . .            48,750       7.63- 14.67
Granted. . . . . . . . . . . . . . . . . . .             5,000             13.00
Cancelled. . . . . . . . . . . . . . . . . .           (11,250)            12.42
                                                       -------------------------
Outstanding at
   December 31, 1994 . . . . . . . . . . . .            42,500      $7.63-$14.67
                                                       -------------------------
                                                       -------------------------


NOTE H

MAJOR CUSTOMER
Sales to one customer accounted for 10% of consolidated net sales in 1994.

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS








BOARD OF DIRECTORS AND STOCKHOLDERS
MICHAEL FOODS, INC.


We have audited the accompanying consolidated balance sheets of Michael Foods, Inc. and Subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michael Foods, Inc. and Subsidiaries as of December 31, 1994 and 1993 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



                                            /s/ GRANT THORNTON LLP


Minneapolis, Minnesota
February 15, 1995

                                   REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                  ON SCHEDULE



Board of Directors
Michael Foods, Inc.

          In connection with our audit of the consolidated financial statements of Michael Foods, Inc. and Subsidiaries referred to in our report dated
February 15, 1995, which is included in Part IV of the Annual Report on Form 10-K of North Star Universal, Inc. for the year ended December 31, 1994, we have also audited Schedule II, of Michael Foods, Inc. and Subsidiaries for each of the three years in the period ended December 31, 1994. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                        /s/ GRANT THORNTON LLP



Minneapolis, Minnesota
February 15, 1995

                                                                    SCHEDULE II

                     MICHAEL FOODS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

        Col. A                Col. B                    Col. C                    Col. D.           Col. E
- ---------------------------------------------------------------------------------------------------------------
                                                       Additions
                                             ------------------------------
                                                                  (2)
                                                  (1)          Charges to
                             Balance at        Charged to         Other                           Balance at
                             Beginning         Costs and        Accounts-       Deductions-         End of
      Description            of Period         Expenses         Describe        Describe (a)        Period
- ---------------------------------------------------------------------------------------------------------------
For the Year Ended
December 31, 1992:

Allowance for
Doubtful Accounts            $398,000          $380,000            $0            $332,000         $446,000

For the Year Ended
December 31, 1993:

Allowance for
Doubtful Accounts            $446,000          $756,000            $0            $319,000         $883,000

For the Year Ended:
December 31, 1994

Allowance for
Doubtful Accounts            $883,000          $314,000            $0            $502,000         $695,000

_________________________________________________
(a)  Write-offs of accounts deemed uncollectible

                                  EXHIBIT INDEX

Exhibit                                                                  Page
Number                                                                   Number
- -------                                                                  ------

3.2           Amended and Restated Bylaws of the Company

4.3           Form of Second Supplemental Indenture

10.10 Fourth Amendment to Restated and Amended Revolving Credit Loan Amendment, dated January 3, 1994, between the Company and First Bank National Association

10.11 Waiver and Fifth Amendment to Restated and Amended Revolving Credit Loan Amendment, dated March 16, 1994, between the Company and First Bank National Association

10.12 Sixth Amendment to Restated and Amended Revolving Credit Loan Amendment, dated January 31, 1995, between the Company and First Bank National Association

10.26 First Amendment to Amended and Restated Loan and Security Agreement, dated November 29, 1993, among Americable, Inc., Transition Engineering, Inc., Cable Distributions Systems, Inc. and First Bank National Association


10.27 Waiver and Second Amendment to Amended and Restated Loan and Security Agreement, dated as of March 3, 1995, among Americable, Inc., Transition Engineering, Inc., Cable Distributions Systems, Inc. and First Bank National Association

10.28 Supplement A to Amended and Restated Loan and Security Agreement, dated June 1, 1993, among Americable, Inc., Transition Engineering, Inc., Cable Distributions Systems, Inc. and First Bank National Association

10.29 Amended, Restated and Consolidated Credit Agreement, dated as of August 1, 1994, by and between C.E. Services, Inc. and Texas Commerce Bank National Association

10.30 First Amendment to Amended, Restated and Consolidated Credit Agreement, dated as of December 27, 1994, by and between C.E. Services, Inc. and Texas Commerce Bank National Association

10.31 Continuing Guaranty by North Star Universal, Inc., dated December 1994, to Texas Commerce Bank National Association, for indebtedness of C.E. Services, Inc.

12.5          Computation of Ratio of Earnings to Fixed Charges

13.1          1994 Annual Report to Shareholders

21.1          Subsidiaries of the Registrant

23.1          Consent of Independent Certified Public
              Accountants

27.1          Financial Data Schedule