Form 10-Q
period 1995-03-31
NORTH STAR UNIVERSAL INC
filed 1995-05-12
CIK 768158

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For period ended March 31, 1995


[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

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


Yes   X        No
   -------       ------

At April 30, 1995, 9,438,000 shares of common stock of the registrant were outstanding.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                   North Star Universal, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited, in thousands)

                                                     March 31,  December 31,
                                                       1995         1994
                                                    -----------------------
ASSETS

Current Assets
  Cash and cash equivalents                         $  3,462       $  5,102
  Accounts receivable, net                             8,435          8,980
  Inventories                                          7,478          7,994
  Prepaid expenses and other current assets            1,560          1,293
                                                    -----------------------
    Total current assets                              20,935         23,369

Property and equipment, net                            3,534          3,747
Investment in unconsolidated subsidiaries             77,388         75,663
Goodwill, net                                          6,772          6,816
Other assets                                           1,446          1,498
                                                    -----------------------
                                                    $110,075       $111,093
                                                    -----------------------
                                                    -----------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Notes payable to bank                             $    150       $    600
  Current portion of long-term debt                   13,313         12,518
  Accounts payable and accrued expenses                9,785          9,678
  Income taxes payable                                   331            333
                                                    -----------------------
    Total current liabilities                         23,579         23,129

Long-term debt, net of current maturities             30,754         32,543
Deferred income taxes                                 21,512         21,225

Shareholders' Equity
  Common stock, $.25 par value
    100,000,000 shares authorized,
    9,438,000 issued and outstanding                   2,360          2,360
  Additional paid-in-capital                          31,062         31,015
  Retained earnings                                      886            949
  Foreign currency translation adjustment                (78)          (128)
                                                    -----------------------
    Total shareholders' equity                        34,230         34,196
                                                    -----------------------
                                                    $110,075       $111,093
                                                    -----------------------
                                                    -----------------------

     See accompanying notes to condensed consolidated financial statements.

                   North Star Universal, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per share amounts)


                                                      Three Months Ended
                                                           March 31,
                                                  -------------------------
                                                      1995          1994
                                                  -------------------------
Revenues                                          $   17,656     $   23,989
Operating and product costs                           12,881         18,514
                                                  -------------------------
  Gross profit                                         4,775          5,475

Selling, general, and administrative expenses          5,515          5,710
                                                  -------------------------
  Operating loss                                        (740)          (235)

Interest expense, net                                 (1,060)        (1,036)
                                                  -------------------------

Loss before income taxes and equity in
  earnings of unconsolidated subsidiaries             (1,800)        (1,271)

Income tax benefit                                      (530)          (390)
                                                  -------------------------

Loss before equity in earnings
  of unconsolidated subsidiaries                      (1,270)          (881)

Equity in earnings of unconsolidated
  subsidiaries                                         1,207          1,027
                                                  -------------------------

Net income (loss)                                 $      (63)    $      146
                                                  -------------------------
                                                  -------------------------

Income (loss) per share                           $    (0.01)    $     0.01
                                                  -------------------------
                                                  -------------------------

Weighted average shares outstanding                9,438,000      9,834,900
                                                  -------------------------
                                                  -------------------------

     See accompanying notes to condensed consolidated financial statements.

                   North Star Universal, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Three Months Ended March 31, (Unaudited)
                                 (In thousands)

                                                        1995           1994
                                                    -----------------------

Net cash used in operating activities                $  (328)       $  (610)

Cash flows for investing activities
  Capital expenditures                                  (119)          (205)
  Other                                                 (117)           235
                                                    -----------------------

Net cash used in investing activities                   (236)            30
                                                    -----------------------
Cash flow from financing activities
  Proceeds from long-term debt                        12,335         12,591
  Payments on long-term debt                         (13,329)       (12,446)
  Proceeds from notes payable                            675          1,150
  Payments on notes payable                           (1,125)          (850)
  Cash dividends received from Michael Foods             368            368
                                                    -----------------------

Net cash provided by financing activities             (1,076)           813
                                                    -----------------------

Net increase (decrease) in cash and
  cash equivalents                                    (1,640)           233
Cash and cash equivalents at beginning of period       5,102          6,981
                                                    -----------------------

Cash and cash equivalents at end of period          $  3,462       $  7,214
                                                    -----------------------
                                                    -----------------------


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

2.   SUBSEQUENT  EVENT

     On May 5, 1995, the Company completed the sale of its shares in Dalworth Holdings, Inc. and subsidiaries, including C.E. Services Inc., (collectively "C.E. Services") to Amdahl Corporation for $2.5 million cash. The loss on disposition is estimated to be approximately $3.8 million, net of an income tax benefit of approximately $1.5 million. This disposition will be reflected as discontinued operations, net of applicable income tax effects, in the consolidated financial statements for the quarter ended June 30, 1995 as follows (in thousands):

     Discontinued Operations -
          Loss from operations, net of income tax benefit of $160     $   245
          Loss on disposition, net of income tax benefit of $1,330      2,091
                                                                      -------
                                                                      $ 2,336
                                                                      -------
                                                                      -------

                   North Star Universal, Inc. and Subsidiaries
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.   SUBSEQUENT EVENT (CONTINUED)

The following is summarized operating results of C.E. Services for the three months ended March 31, (in thousands):

                                          1995              1994
                                        --------------------------
          Revenues                      $5,099            $14,043
          Gross profit                     999              2,424
          Operating income (loss)       (1,011)                66

The Company has amended its revolving credit facility to give effect to the sale of C.E. Services. Unaudited condensed pro forma financial statements reflecting this sale is included under Item 6 of this Form 10-Q.

3.   INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES --

     The Company's unconsolidated subsidiaries consist of its investments in Michael Foods, Inc. ("Michael Foods") and CorVel Corporation ("CorVel"). CorVel has a fiscal year ended March 31. The following is summarized balance sheet and income statement information of the Company's unconsolidated subsidiaries as of, and for the three month period ended, March 31, 1995 (in thousands):

                                      Michael Foods         CorVel
                                      ----------------------------
          Current assets              $  93,185         $   29,861
          Noncurrent assets             243,544             12,895
          Current liabilities            59,859              6,790
          Noncurrent liabilities        107,775                212
          Revenues                      126,692             26,090
          Gross profit                   19,943              4,668
          Net income                      3,692              1,632


4.   INVENTORIES --

     Inventories are stated at the lower of average cost (first-in, first-out) or market. Inventories consist of the following (in thousands):

                                         March 31,     December 31,
                                           1995           1994
                                        --------------------------
Work in process and finished goods      $  6,034          $  4,775
Purchased parts and supplies               1,444             3,219
                                        --------------------------
                                        $  7,478          $  7,994
                                        --------------------------
                                        --------------------------

5.   EARNINGS PER SHARE --

     Earnings per share are based on the average number of shares outstanding during the period after giving effect to the assumed exercise of outstanding stock options, except where the effects are antidilutive.

6.   INCOME TAXES --

     Deferred income taxes arise from temporary differences between financial and tax reporting. To the extent the Company's financial reporting basis in its investment in unconsolidated subsidiaries exceeds its tax basis, and is not expected to be realized in a tax-free manner, the Company records a deferred tax
liability.     At March 31, 1995, the deferred tax liability includes a
cumulative tax effect of approximately $21.6 million and $5.1 million for the differences in the financial reporting and tax basis of the Company's investments in Michael Foods and CorVel, respectively.

7.   RECLASSIFICATIONS --

     Certain 1994 amounts have been reclassified to conform with the financial statement presentation used in 1995. Such reclassifications had no impact on previously reported retained earnings or net income.

                   North Star Universal, Inc. and Subsidiaries
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     North Star Universal, Inc. ("North Star" or "the Company") is a holding company. The Company's three key holdings consist of Michael Foods, Inc. ("Michael Foods"), CorVel Corporation ("CorVel") and its computer businesses. At March 31, 1995, the Company owned a 38% interest in Michael Foods and a 37% ownership interest in CorVel. The common stock of each of Michael Foods and CorVel is included on the NASDAQ national Market System under the symbols MIKL and CRVL. The Company's investments in Michael Foods and CorVel are accounted for as unconsolidated subsidiaries using the equity method of accounting.

     On May 5, 1995, the Company sold C.E. Services Inc. through the sale of its shares of Dalworth Holdings, Inc., a holding company for C.E. Services, Bridging Solutions Corporation, Commercial Computer Services, Inc. and C.E. Services (Europe) Limited (collectively "C.E. Services") for approximately $2.5 million cash. C.E. Services is a third-party provider of systems, parts and services for mainframe computers and peripherals. Following the sale of C.E. Services, the Company's continuing operations consist of Americable, Inc. ("Americable") and Transition Engineering, Inc. ("Transition"). Americable is a provider of connectivity and networking products and services. Transition designs, manufactures and markets connectivity devices used in local area network ("LAN") applications.

     The following is unaudited summarized operating results for each of the Company's continuing operations for the three months ended March 31(in thousands).

Three months ended March 31,                     1995          1994
- --------------------------------------------------------------------
Revenues
  Americable                                  $ 9,278       $ 7,751
  Transition Engineering                        3,642         2,460
  C.E. Services                                 5,100        14,043
  Eliminations                                   (364)         (265)
                                              ----------------------
                                              $17,656        $23,989
                                              ----------------------
                                              ----------------------
Gross Profit
  Americable                                  $ 2,437       $ 2,039
  Transition Engineering                        1,338         1,012
  C.E. Services                                 1,000         2,424
                                              ----------------------
                                              $ 4,775       $ 5,475
                                              ----------------------
                                              ----------------------

Operating Income (Loss)
  Americable                                  $   265        $ (148)
  Transition Engineering                          301           130
  C.E. Services                                (1,010)           66
  Corporate expenses                             (296)         (283)
                                              ----------------------
                                              $  (740)       $ (235)
                                              ----------------------
                                              ----------------------

                   North Star Universal, Inc. and Subsidiaries
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1995 vs. THREE MONTHS ENDED MARCH 31, 1994

     Consolidated revenues decreased $6.3 million or 26% to $17.6 million from $24 million in 1994. The $8.9 million or 64% decrease at C.E. Services includes approximately $9 million of decreased revenues from the resale of used mainframe systems and features and approximately $200,000 of lower technical service and warehousing revenues. Offsetting these decreases was approximately $276,000 of revenue from a computer service bureau business which commenced operations in the fourth quarter of 1994. The decline in revenues at C.E. Services is attributable to the continued reduction in the domestic and international demand
for used mainframe systems and features.   As discussed previously,  the Company
sold C.E. Services on May 5, 1995.

     Revenues at Americable increased approximately $1.5 million  or 20% to $9.3
million.  This   includes increased revenues of approximately $1.2 million and
$300,000 resulting from higher demand from networking products and services and bulk cable and other connectivity products, respectively. Revenues at Transition increased approximately $1.2 million, or 48%, to $3.6 million which includes increased sales of approximately $700,000, or 44%, to domestic customers and approximately $500,000, or 54% to international customers. Overall, these increases are primarily a result new product introductions and higher product demand from both new and existing customers. Sales from new product introductions and enhancements accounted for approximately $870,000, or 24% of net sales for the period. Transition's ability to maintain its present level of sales and its continued sales growth is highly dependent upon its ability to offer new products that meet customer's demands in a rapidly changing market, particularly in light of the relatively short life cycle of its products.

     Consolidated gross profit, as a percent of revenues, increased to 27% in 1995 as compared to 22.8% in 1994. The increased margins at C.E. Services reflects a higher percentage of technical service and warehousing revenues as a result of the dramatic reduction in revenues from resale activities. This was offset by decreased margins at Transition as a result of lower pricing on certain product lines due to increased competition. Margins at Americable were relatively unchanged between years.

     The Company's selling, general and administrative expenses decreased $195,000, or 3.4%, to $5.5 million from $5.7 million in 1994. C.E. Services had lower selling, general and administrative expenses of approximately $350,000 due primarily to staff and other expense reductions implemented in the third quarter of 1994. Operating expenses at Americable were relatively unchanged for the period. Americable expects, however, that its sales and marketing expenses, as a percentage of revenues, may increase during the year through the addition of sales personnel in new geographic locations. These anticipated increases in operating expenses may result in lower operating profits at Americable, if the company is unable to maintain current gross profit margins and continued sales growth.

     Transition had increased operating expenses of approximately $155,000 which includes approximately $45,000 of higher research and product development costs, $55,000 of increased sales and marketing expenses associated with advertising and participation in trade shows and approximately $55,000 of higher general and administrative expenses from the addition of administrative and support personnel needed to support its overall growth. Transition believes that its research and development expenses will continue to increase in order to achieve market acceptance of new products. There can be no assurances, however, that its research and development efforts will result in commercially successful new products in the future. In addition Transition believes that sales and marketing expenses may continue to increase in terms of absolute dollars in an effort to differentiate its products and enhance its competitive position. These anticipated increases in operating expenses may result in lower operating profit at Transition, if the company is unable to maintain its current gross profit margins and continued sales growth.

     The income tax benefit of $530,000 in 1995 and $390,000 in 1994 relate to the elimination of deferred tax liabilities that will reverse as net operating losses available for carryforward are utilized in future periods. To the extent loss carryforwards are realized in the future, deferred taxes will be reinstated.

     Equity in earnings of unconsolidated subsidiaries increased $180,000 to $1,207,000 from $1,027,000 in the previous year. This includes an increase of $109,000 and $71,000 in the equity in earnings of Michael Foods and CorVel Corporation, respectively, which is a result of higher earnings at each of these companies. Further information with respect to the results of operations of Michael Foods and CorVel is contained the Management's Discussion and Analysis of Financial Condition and Results of Operation section of their respective quarterly report on Form 10-Q and annual report on Form 10-K for the period ended March 31, 1995.

      The Company will report discontinued operations, the loss on disposition of approximately $3.8 million, net of an estimated income tax benefit of approximately $1.5 million, for the quarter ended June 30, 1995. Pro forma financial information with respect to this transaction is included in Item 6 of this report.

                   North Star Universal, Inc. and Subsidiaries
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

CAPITAL RESOURCES AND LIQUIDITY

     Historically, the Company has experienced cash flow deficits from operations. Cash used in operations was $328,000 for the three months ended March 31, 1995 as compared to $610,000 in 1994. The Company expects operating cash flow deficits to continue. The Company does not have the use of cash flow generated by Michael Foods other than proceeds from quarterly dividends. In each of the three month periods ended March 31, 1995 and 1994, the Company received dividends of $368,000. There can be no assurance that Michael Foods will continue to declare such dividends.

     Likewise, since CorVel's initial public offering in July 1991, the Company has not had the use of cash generated by CorVel and its subsidiaries. Since its initial public offering, CorVel has not declared any dividends, and has indicated that it does not anticipate doing so for the foreseeable future.

     The Company maintains a program whereby it sells subordinated debentures of various maturities to primarily individual investors. The debentures are offered on a continuous basis at interest rates that change from time to time depending on market conditions. Historically, a substantial portion of maturing debentures have been reinvested in new debentures. At March 31, 1995, the Company had approximately $41.5 million principal amount of subordinated debentures outstanding.

     For the three months ended March 31, 1995, approximately $2.3 million or 55% of debenture maturities were reinvested in new debentures. Included within long-term debt repayments for the three months ended March 31, 1995, is approximately $1.8 million of redemptions of subordinated debentures. Proceeds from long-term debt include approximately $1.5 million of new debentures sold along with $467,000 of compounded interest on debentures. The net activity under the debenture program for the period resulted in net cash proceeds to the Company of approximately $100,000.

     Americable and Transition maintain a revolving line of credit and term loan facility which provides borrowings up to $5.5 million due in May 1996. Borrowings under the revolving credit facility are based on eligible accounts receivable and inventory with interest at prime plus 1.5% (10.5% at March 31, 1995.) At March 31, 1995, there were outstanding borrowings of $1.1 million under the revolving line of credit and $1.4 million under the term loan.

                   North Star Universal, Inc. and Subsidiaries
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

CAPITAL RESOURCES AND LIQUIDITY  (Continued)

     At March 31, 1995, North Star had no borrowings outstanding under its $6.5 million revolving credit facility and approximately $2.8 million of cash and cash equivalents, excluding cash of its operating subsidiaries. The Company believes that its available cash and cash equivalents along with its debenture program and amounts available under its revolving credit facility and the credit facilities of its operating companies, will be adequate to meet expected cash requirements for the remainder of the year.

                           PART II - OTHER INFORMATION
                   North Star Universal, Inc. and Subsidiaries


Item 5.    Other Information

     The following information required under Item 2 of Form 8-K is being filed as part of this report:

          DISPOSITION OF ASSETS

          Effective May 5, 1995, the Company completed the sale of its shares of Dalworth Holdings, Inc. and subsidiaries including C.E. Services, Inc. to Amdahl Corporation, for $2.5 million cash. The loss on disposition after reflecting estimated obligations and costs associated with this transaction is approximately $3.8 million, net of an income tax benefit of approximately $1.5 million. Unaudited Pro Forma Condensed Financial Statements which reflect this transaction are filed as an exhibit under Item 6 of this Form 10-Q.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits filed with this report on Form 10-Q.

     Listing of pro forma financial information filed as part of this report:

          Unaudited Pro Forma Condensed Consolidated Balance Sheet of North Star Universal, Inc. and Subsidiaries as of March 31, 1995.

          Unaudited Pro Forma Condensed Consolidated Statement of Operations of North Star Universal, Inc. and Subsidiaries for the Three Months Ended March 31, 1995.

          Unaudited Pro Forma Condensed Consolidated Statement of Operations of North Star Universal, Inc. and Subsidiaries for the Year Ended December 31, 1994.

          Notes to Unaudited Pro Forma Condensed Consolidated Financial Information.

10.35 Stock Purchase Agreement, dated May 5, 1995, by and between Amdahl Corporation and the Company relating to the sale of C.E. Services.

10.36 Waiver and Seventh Amendment to Restated and Amended Revolving Credit Loan Amendment, dated May 3, 1995, between the Company and First Bank National Association.

27        Financial Data Schedules

     (b) No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NORTH STAR UNIVERSAL, INC.
                                   (Registrant)




Date    May   11, 1995          by /s/ Jeffrey J. Michael
      --------------------         -------------------------------------
                                   Jeffrey J. Michael
                                   President and Chief Executive Officer


Date    May   11, 1995          by /s/ Peter E. Flynn
      --------------------         -------------------------------------
                                   Peter E. Flynn
                                   Executive Vice President,
                                   Chief Financial Officer
                                   and Secretary
                                   (Principal Financial and Accounting
                                    Officer)

                   NORTH STAR UNIVERSAL, INC. AND SUBSIDIARIES
        UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The following unaudited pro forma condensed consolidated statements of operations present the estimated effect of the sale of the shares of Dalworth Holdings, Inc. and subsidiaries including C.E. Services, Inc. (collectively "C.E. Services"), as if the transaction had been consummated on January 1, 1994, and 1995. The unaudited pro forma condensed consolidated balance sheet at March 31, 1995, reflects this transaction on a pro forma basis as if it had been consummated on March 31, 1995.

The unaudited pro forma condensed consolidated financial information reflects the terms of the definitive sale agreement of C.E. Services. The unaudited pro forma condensed consolidated financial information is based on assumptions deemed appropriate by the Company based on its best current judgment, which assumptions are set forth in the accompanying notes to unaudited pro forma condensed consolidated financial information. The unaudited pro forma condensed consolidated financial information is not necessarily indicative of the results that actually would have occurred had this transaction been consummated on the date indicated or of results of operations which may be obtained in the future. The sale of C.E. Services was completed May 5, 1995.

The unaudited pro forma condensed consolidated financial information should be read in conjunction with North Star Universal, Inc. and Subsidiaries historical consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994, and quarterly report on Form 10-Q for the three-month period ended March 31, 1995.


NORTH STAR UNIVERSAL, INC. AND SUBSIDIARIES
Unaudited Pro Forma Condensed Consolidated Balance Sheet
As of March 31, 1995
(In thousands)
                                                                           Eliminate            Pro Forma
                                                      Historical         C.E. Services         Adjustments         Pro Forma
                                                      ----------         -------------         -----------         ---------
ASSETS                                                                         (a)
Current Assets
  Cash and cash equivalents                                $3,462               $(513)             $2,500  (b)        $5,449
  Accounts receivable, net                                  8,435              (1,152)                                 7,283
  Inventories                                               7,478              (1,413)                                 6,065
  Prepaid expenses and other                                1,560                (414)                                 1,146
                                                      -----------          ----------          ----------          ---------
  Total current assets                                     20,935              (3,492)              2,500             19,943

Property and equipment, net                                 3,534              (2,054)                                 1,480
Investment in unconsolidated subsidiaries                  77,388                   0                                 77,388
Goodwill, net                                               6,772              (1,683)                                 5,089
Other assets                                                1,446                (217)                                 1,229
                                                      -----------          ----------          ----------          ---------
                                                         $110,075             $(7,446)             $2,500           $105,129
                                                      -----------          ----------          ----------          ---------
                                                      -----------          ----------          ----------          ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes payable and current maturities of
     long-term debt                                       $13,463               $(155)                               $13,308
  Accounts payable and accrued expenses                    10,116              (1,968)                950  (c)         9,098
                                                      -----------          ----------          ----------          ---------
  Total current liabilities                                23,579              (2,123)                950             22,406

Long-term debt, net of current maturities                  30,754                 (25)                                30,729
Deferred income taxes                                      21,512                   0              (1,490) (d)        20,022

Shareholders' Equity
  Common stock                                              2,360                   0                                  2,360
  Additional paid-in-capital                               31,062                   0                                 31,062
  Retained earnings (deficit)                                 886                   0              (2,336) (d)        (1,450)
  Foreign currency translation adjustment                     (78)                 78                                      0
                                                      -----------          ----------          ----------          ---------

  Total shareholders' equity                               34,230                  78              (2,336)            31,972
                                                      -----------          ----------          ----------          ---------
                                                         $110,075             $(2,070)            $(2,876)          $105,129
                                                      -----------          ----------          ----------          ---------
                                                      -----------          ----------          ----------          ---------

See accompanying notes to unaudited pro forma condensed consolidated financial information.

NORTH STAR UNIVERSAL INC. AND SUBSIDIARIES
Unaudited Pro Forma Condensed Consolidated Statement of Operations
For the Three Months Ended March 31, 1995
(In thousands, except per share amounts)

                                                         Eliminate
                                           Historical  C.E. Services  Pro Forma
                                           ----------  -------------  ---------
                                                            (a)
Revenues                                      $17,656     $(5,099)    $12,557
Operating and product costs                    12,881      (4,100)      8,781
                                            ---------    --------    --------
    Gross profit                                4,775        (999)      3,776

Selling, general, and administrative
  expenses                                      5,515      (2,010)      3,505
                                            ---------    --------    --------
    Operating income (loss)                      (740)      1,011         271

Interest expense, net                          (1,060)          1      (1,059)
                                            ---------    --------    --------

Loss before income taxes and equity in
    earnings of unconsolidated
    subsidiaries                               (1,800)      1,012        (788)

Income tax benefit                               (530)        320        (210)
                                            ---------    --------    --------

Loss before equity in earnings of
    unconsolidated subsidiaries                (1,270)        692        (578)

Equity in earnings of unconsolidated
    subsidiaries                                1,207                   1,207
                                            ---------    --------    --------

    Net income (loss)                            ($63)       $692        $629
                                            ---------    --------    --------
                                            ---------    --------    --------

Income (loss) per share                        $(0.01)                  $0.06
                                            ---------                --------
                                            ---------                --------

Weighted average shares outstanding         9,438,000               9,836,100
                                            ---------                --------
                                            ---------                --------


See accompanying notes to unaudited pro forma condensed consolidated financial information


NORTH STAR UNIVERSAL INC. AND SUBSIDIARIES
Unaudited Pro Forma Condensed Consolidated Statement of Operations
For the Year Ended December 31, 1994
(In thousands, except per share amounts)

                                                         Eliminate
                                           Historical  C.E. Services  Pro Forma
                                           ----------  -------------  ---------
                                                            (a)
Revenues                                      $92,307    $(45,114)    $47,193
Operating and product costs                    73,281     (38,953)     34,328
                                            ---------   ---------   ---------

    Gross profit                               19,026      (6,161)     12,865

Selling, general, and administrative
    expenses                                   22,436      (8,787)     13,649
                                            ---------   ---------   ---------
    Operating loss                             (3,410)      2,626        (784)

Interest expense, net                          (4,232)         38      (4,194)
                                            ---------   ---------   ---------

Loss before income taxes and equity in
    earnings of unconsolidated
    subsidiaries                               (7,642)      2,664      (4,978)

Income tax benefit                              2,230        (580)      1,650
                                            ---------   ---------   ---------

Loss before equity in earnings of
    unconsolidated subsidiaries                (5,412)      2,084      (3,328)

Equity in earnings of unconsolidated
    subsidiaries                                4,738                   4,738
                                            ---------   ---------   ---------

    Net income (loss)                           $(674)     $2,084      $1,410
                                            ---------   ---------   ---------
                                            ---------   ---------   ---------

Income (loss) per share                        $(0.07)                  $0.14
                                            ---------               ---------
                                            ---------               ---------

Weighted average shares outstanding         9,438,000               9,833,900
                                            ---------               ---------
                                            ---------               ---------

See accompanying notes to unaudited pro forma condensed consolidated financial information

                   NORTH STAR UNIVERSAL, INC. AND SUBSIDIARIES

                     NOTES TO UNAUDITED PRO FORMA CONDENSED
                       CONSOLIDATED FINANCIAL INFORMATION

(a) Eliminates the results of operations of C.E. Services for the year ended December 1994 and the three months ended March 31, 1995, and the assets and liabilities of C.E. Services as of March 31, 1995.

(b)  Reflects the proceeds on the sale of C.E. Services to Amdahl Corporation.

(c) Reflects estimated obligations of the Company under the terms of the sale agreement and other costs related to this sale transaction.

(d) Reflects the estimated loss on disposition of approximately $3.8 million, net of the income tax benefit of $1.5 million at an estimated effective tax rate of 39%.

                                  EXHIBIT INDEX

Exhibit                                                                  Page
Number                                                                   Number
- -------                                                                  ------

10.35 Stock Purchase Agreement, dated May 5, 1995, by and between Amdahl Corporation and the Company relating to the sale of C.E. Services.

10.36     Waiver and Seventh Amendment to Restated and Amended
          Revolving Credit Loan Amendment, dated May 3, 1995, between the Company and First Bank National Association.

27        Financial Data Schedules