Form 10-K405/A
period 1994-12-31
NORTH STAR UNIVERSAL INC
filed 1995-06-29
CIK 768158

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


      (iii)  CorVel Corporation and Subsidiaries

             Consolidated Statements of Income

             Consolidated Balance Sheets

             Consolidated Statements of Stockholders' Equity

             Consolidated Statements of Cash Flows

             Notes to Consolidated Financial Statements

             Report of Independent Auditors, including Report of Independent Auditors on Schedules

             Schedule II    -    Amounts Receivable from Releated Parties
                                 and Underwriters, Promoters, and
                                 Employees Other than Related Parties

             Schedule VIII  -    Valuation and Qualifying Accounts

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

     *4.3 Form of Second Supplemental Indenture, dated as of March 16, 1995, amending the Indenture described in Exhibit 4.1 above.

      4.4 Indenture, dated as of December 1, 1986, between the Company and National City Bank of Minneapolis, as trustee, relating to $25,000,000 principal amount of Subordinated Debentures Series 87/88 (filed as Exhibit 4.1 to Registration No. 33-10558 and incorporated herein by reference).
                                     - 3 -

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


     12.5 Computation of Ratio of Earnings to Fixed Charges for North Star Universal, Inc. for the year ended December 31, 1994.



     13.1    1994 Annual Report to Shareholders of North Star Universal, Inc.



     21.1    Subsidiaries of the Registrant



     23.1    Consent of Independent Certified Public Accountants-Grant Thornton
             LLP.



    *24.1    Consent of Independent Certified Public Accountant--Ernst & Young



     27.1    Financial Data Schedule
____________________________

*    Filed with this Amendment No. 1 to Annual Report on Form 10-K.


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

Date:  June 29, 1995                 NORTH STAR UNIVERSAL, INC.

                                      By  /s/ Jeffrey J. Michael
                                         ------------------------------------
                                         Jeffrey J. Michael, President and
                                         Chief Executive Officer

                         REPORT OF INDEPENDENT AUDITORS


Stockholders and Board of Directors
CorVel Corporation

     We have audited the accompanying consolidated balance sheets of CorVel Corporation as of March 31, 1994 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three
years in the period ended March 31, 1995.   Our audits also included the
financial statement schedules listed in the Index at Item 14 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CorVel Corporation at March 31, 1994 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules when considered in relationship to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                              ERNST & YOUNG LLP



May 10, 1995
Orange County, California

                               CORVEL CORPORATION

                       CONSOLIDATED STATEMENTS  OF INCOME









                                                                            YEAR ENDED MARCH 31
                                                                            -------------------
                                                              1993                1994                 1995
                                                              ----                ----                 ----
REVENUES                                                  $ 61,846,000        $ 80,619,000        $ 95,783,000

COSTS AND EXPENSES
Cost of revenues                                            52,788,000          67,331,000          78,950,000
General and administrative                                   4,899,000           6,057,000           7,186,000
Gain from sale of name, net                                  3,300,000
Managed care reconfiguration charge                         (3,300,000)
                                                           -----------         -----------         -----------
                                                            57,687,000          73,388,000          86,136,000
                                                           -----------         -----------         -----------
Income before income taxes                                   4,159,000           7,231,000           9,647,000
Income tax provision                                         1,625,000           2,821,000           3,762,000
                                                           -----------         -----------         -----------
NET INCOME                                                 $ 2,534,000         $ 4,410,000         $ 5,885,000
                                                           -----------         -----------         -----------
                                                           -----------         -----------         -----------
Net income per common and common
equivalent share                                                  $.61               $1.01               $1.30
                                                           -----------         -----------         -----------
                                                           -----------         -----------         -----------

Weighted average shares outstanding                          4,128,000           4,369,000           4,542,000


See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                           March 31
                                                                                           --------
                                                                                   1994               1995
                                                                                   ----               ----
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                     $  8,393,000        $ 13,211,000
Accounts receivable (less allowance for doubtful accounts of
$725,000 in 1994 and $825,000 in 1995)                                          13,211,000          15,868,000
Prepaid taxes and expenses                                                         977,000             182,000
Deferred income taxes                                                            1,418,000           1,809,000
                                                                              ------------        ------------
Total current assets                                                            23,999,000          31,070,000
                                                                              ------------        ------------

PROPERTY AND EQUIPMENT, NET                                                      6,926,000           8,872,000

OTHER ASSETS                                                                     3,699,000           4,023,000
                                                                              ------------        ------------
                                                                              $ 34,624,000        $ 43,965,000
                                                                              ------------        ------------
                                                                              ------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts and taxes payable                                                    $  2,330,000        $  2,357,000
Accrued liabilities                                                              4,090,000           4,628,000
                                                                              ------------        ------------
Total current liabilities                                                        6,420,000           6,985,000
                                                                              ------------        ------------
Deferred income taxes                                                              879,000           1,226,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

COMMON STOCK, $.0001 par value: 20,000,000 shares authorized;
4,071,195 and 4,238,250 shares issued and outstanding at March 31, 1994 and 1995, respectively

PAID IN CAPITAL                                                                 21,625,000          24,169,000

RETAINED EARNINGS                                                                5,700,000          11,585,000
                                                                              ------------        ------------
Total stockholders' equity                                                      27,325,000          35,754,000
                                                                              ------------        ------------

                                                                              $ 34,624,000        $ 43,965,000
                                                                              ------------        ------------
                                                                              ------------        ------------



See accompanying notes to the consolidated financial statements.

                               CORVEL CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                       COMMON
                                                                      STOCK AND                                 TOTAL
                                                    COMMON             PAID IN             RETAINED         SHAREHOLDERS'
                                                 STOCK - SHARES        CAPITAL             EARNINGS            EQUITY
                                                 --------------       ---------            --------         -------------
Balance - March 31, 1992                           3,412,956        $ 17,561,000         $(1,244,000)       $ 16,317,000

Stock issued under employee
stock purchase plan                                   25,658             225,000                                 225,000

Stock issued under employee
stock option plan and related
income tax benefits                                  268,035           1,281,000                               1,281,000

Net income                                                                                 2,534,000           2,534,000
                                                ------------      --------------      --------------      --------------
Balance - March 31, 1993                           3,706,649          19,067,000           1,290,000          20,357,000

Stock issued under employee
stock purchase plan                                   20,448             295,000                                 295,000

Stock issued under employee
stock option plan and related
income tax benefits                                  344,098           2,263,000                               2,263,000

Net income                                                                                 4,410,000           4,410,000
                                                ------------      --------------      --------------      --------------
Balance - March 31, 1994                           4,071,195          21,625,000           5,700,000          27,325,000
                                                ------------      --------------      --------------      --------------

Stock issued under employee stock
purchase plan                                         19,634             374,000                                 374,000

Stock issued under employee stock
option plan and related income tax benefits          147,421           2,170,000                               2,170,000


Net income                                                                                 5,885,000           5,885,000
                                                ------------      --------------      --------------      --------------
Balance - March 31, 1995                           4,238,250        $ 24,169,000        $ 11,585,000        $ 35,754,000
                                                ------------      --------------      --------------      --------------
                                                ------------      --------------      --------------      --------------




See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            Year Ended March 31
                                                                         ----------------------------------------------------
                                                                              1993                1994                1995
                                                                         ----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                            $   2,534,000       $   4,410,000       $   5,885,000
  Adjustments to reconcile net income
  to net cash provided by (used) in operating activities
    Depreciation and amortization                                           1,099,000           2,363,000           2,335,000
    Deferred income taxes                                                     765,000             546,000             (44,000)
    Loss on writedown and disposal of property and equipment                2,323,000              75,000              39,000
    Changes in operating assets and liabilities:
      Accounts receivable                                                  (2,782,000)         (1,976,000)         (2,657,000)
      Prepaid income taxes and expenses                                      (747,000            (144,000)            795,000
      Accounts and taxes payable                                              979,000             378,000              27,000
      Deferred gain on sale of name                                        (4,000,000)
      Accrued liabilities                                                     619,000           1,085,000             538,000
      Other assets                                                           (441,000)             33,000            (425,000)
                                                                         ----------------------------------------------------
  Net cash provided by operating activities                                   349,000           6,770,000           6,493,000
                                                                         ----------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                      (4,292,000)         (4,406,000)         (4,219,000)
                                                                         ----------------------------------------------------
  Net cash provided by (used in) investing activities                      (4,292,000)         (4,406,000)         (4,219,000)
                                                                         ----------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds and tax benefits from exercise of stock options                  1,506,000           2,558,000           2,544,000
                                                                         ----------------------------------------------------
  Net cash provided by financing activities                                 1,506,000           2,558,000           2,544,000
                                                                         ----------------------------------------------------

  Increase/(Decrease) in Cash and Cash Equivalents                         (2,437,000)          4,922,000           4,818,000
  Cash and cash equivalents at beginning of year                            5,908,000           3,471,000           8,393,000
                                                                         ----------------------------------------------------
  CASH AND CASH EQUIVALENTS AT END OF YEAR                               $  3,471,000       $   8,393,000       $  13,211,000
                                                                         ----------------------------------------------------
                                                                         ----------------------------------------------------




See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION: CorVel Corporation (the Company, formerly FORTIS Corporation, see Note D) provides services and programs nationwide that are designed to enable insurance carriers, third party administrators and employers with self-insured programs to administer, manage and control the cost of workers compensation benefits.

     BASIS OF PRESENTATION: The consolidated financial statements include the accounts of CorVel Corporation and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS:   Cash and cash equivalents consists of short-
term highly-liquid investments with maturities of 90 days or less when purchased.

     CONCENTRATIONS OF CREDIT RISK: The Company performs periodic credit evaluations of its customers' financial condition and does not require collateral. At March 31, 1994 and 1995, accounts receivable from customers in the casualty insurance industry were approximately $12,277,000 and $14,368,000, respectively. No customer represented 10% of accounts receivable at March 31, 1994 and 1995. Receivables generally are due within 60 days. Credit losses relating to customers in the workers compensation insurance industry consistently have been within management's expectations.

     PROPERTY AND EQUIPMENT: Property and equipment is stated at cost. Depreciation and amortization is provided using the straight-line and accelerated methods over the estimated useful lives of the assets which range from three to seven years.

     OTHER ASSETS: Other assets consists primarily of the excess of the purchase price over the estimated fair value of the net assets of businesses acquired (goodwill) and is being amortized on a straight-line basis over periods not exceeding 40 years. Goodwill amounted to $3,186,000 (net of accumulated amortization of $552,000) at March 31, 1994 and $3,344,000 (net of accumulated amortization of $652,000) at March 31, 1995.

     REVENUE RECOGNITION: The Company's revenues are recognized primarily as services are rendered based on time and expenses incurred. A certain portion of the Company's revenues are derived from fee schedule auditing which is based on the number of provider charges audited and, to a limited extent, on a percentage of savings achieved for the Company's clients. Accounts receivable includes $1,206,000 and $1,318,000 of unbilled receivables at March 31, 1994 and 1995,
respectively.    No one customer accounted for more than 10% of consolidated revenues during the years ended March 31, 1993, 1994 and 1995.

                               CORVEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATAEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     INCOME TAXES:   The consolidated financial statements reflect the
application of Statement of Financial Accounting Standards No. 109 -- Accounting for Income Taxes.

     INCOME PER SHARE:   Income per share is computed by dividing net income by
the weighted average number of common and common equivalent shares outstanding during the year.




NOTE B -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at March 31:


                                                     1994              1995
                                                     ----              ----
Office equipment and computers                  $  8,002,000      $ 11,074,000
Computer software                                  2,606,000         3,490,000
Leasehold improvements                               246,000           356,000
                                                ------------------------------
                                                  10,854,000        14,920,000
Less: accumulated depreciation and                 3,928,000         6,048,000
amortization                                    -------------------------------
                                                $  6,926,000      $  8,872,000
                                                -------------------------------
                                                -------------------------------


NOTE C -- ACCRUED LIABILITIES

     Accrued liabilities consists of the following at March 31:


                                               1994                 1995
                                               ----                 ----
Payroll and related benefits                 $ 2,269,000         $  2,327,000
Self insurance reserves                        1,069,000            1,017,000
Other                                            752,000            1,284,000
                                             --------------------------------
                                             $ 4,090,000         $  4,628,000
                                             --------------------------------
                                             --------------------------------



                               CORVEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATAEMENTS

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

NOTE E -- MANAGED CARE RECONFIGURATION CHARGE

     During fiscal 1993, the Company provided for a $3.3 million managed care reconfiguration charge. This charge included approximately $1.0 million to modify and upgrade management and reimbursement systems and technology involved in the patient management portion of the Company's managed care program and $2.3 million to replace obsolete hardware and software systems. Substantially all of these costs were incurred prior to the end of fiscal 1993. The effect of these costs enabled the Company to compete more effectively in the managed care market despite changes mandated by state legislation and technological changes in computer hardware and software systems.


NOTE F -- INCOME TAXES

     The income tax provision consists of the following for the three years ended March 31:




                                                      1993                1994                1995
                                                      ----                ----                ----
Current - Federal                                $   765,000        $  1,903,000         $ 3,172,000
Current - State                                      118,000             372,000             634,000
Tax benefits from option                          (1,028,000)         (1,403,000)           (991,000)
Utilization of net operating loss                                                           (538,000)
                                                 ---------------------------------------------------
Subtotal                                            (145,000)            872,000           2,277,000
                                                 ---------------------------------------------------

Deferred - Federal                                   605,000             460,000             (37,000)
Deferred - State                                     137,000              86,000              (7,000)
                                                 ---------------------------------------------------
Subtotal                                             742,000             546,000             (44,000)
                                                 ---------------------------------------------------

Charge in lieu of income taxes
attributable to tax benefits
stock option exercises and utilization
of net operationg loss carryovers                  1,028,000           1,403,000            1,529,00
                                                 ---------------------------------------------------
                                                 $ 1,625,000         $ 2,821,000        $  3,762,000
                                                 ---------------------------------------------------
                                                 ---------------------------------------------------


                               CORVEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATAEMENTS

NOTE F -- INCOME TAXES (CONTINUED)

     The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the three years ended March 31 (34% for 1993, 35% for 1994 and 1995):


                                                    1993             1994                  1995
                                                    ----             ----                  ----
Federal statutory income tax rate             $  1,414,000       $ 2,531,000          $  3,377,000
State income taxes, net of federal
   benefit                                         168,000           300,000               399,000
Goodwill amortization                               33,000            35,000                35,000
Other                                               10,000           (45,000)              (49,000)

                                              ----------------------------------------------------
                                              $  1,625,000       $ 2,821,000          $  3,762,000
                                              ----------------------------------------------------
                                              ----------------------------------------------------


     Income taxes paid totaled $542,000, $925,000 and $1,100,000 for the years ended March 31, 1993, 1994, and 1995, respectively. At March 31, 1994, the Company had net operating loss (NOL's) carryforwards of $1,600,000 for income tax purposes, expiring in 2007 for financial reporting purposes. A valuation allowance of $538,000 was recorded in 1994 to offset the deferred tax assets related to the NOL's. This $538,000 valuation allowance was applied to additional paid in capital in 1995 since the related NOL's were principally attributable to deductions for the exercise of non qualified stock options in 1994.

     Significant components of the Company's deferred tax assets as of March 31, 1994 and 1995 are:


                                                                          1994                1995
                                                                          ----                ----


DEFERRED TAX ASSETS:
Net operating loss carryover                                       $     538,000       $          --
Accrued liabilities not currently decuctible                           1,134,000           1,525,000
Allowance for doubtful accounts                                          284,000             284,000
                                                                   -------------       -------------
                                                                       1,956,000           1,809,000
Valuation allowance                                                     (538,000)                 --
                                                                   -------------       -------------
Deferred assets                                                        1,418,000           1,809,000

DEFERRED TAX LIABILITIES:
Excess of tax under book basis of fixed assets                          (877,000)         (1,226,000)
Other                                                                     (2,000)                 --
                                                                   -------------       -------------
Deferred liability                                                      (879,000)         (1,226,000)
                                                                   -------------       -------------
Net deferred tax asset                                             $     539,000       $     583,000
                                                                   -------------       -------------
                                                                   -------------       -------------

                               CORVEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATAEMENTS


NOTE G -- STOCK OPTION PLAN

     Under the Company's Restated 1988 Executive Stock Option Plan, as amended, options for up to 1,335,000 shares of the Company's common stock may be granted to key employees, nonemployee directors and consultants at prices not less than 85% of the fair value of the stock at the date of grant as determined by the Board. Options granted under the Plan may be either incentive stock options or non-statutory stock options and are generally exercisable beginning one year from the date of grant and vest monthly thereafter for three years. Summarized information for this Plan follows:


                                                            1993                   1994                  1995
                                                            ----                   ----                  ----
Options outstanding at the
beginning of the year                                     786,966                687,980               444,040
Options granted                                           109,850                111,635                88,850
Options exercised                                         158,035                338,998               110,421
Options canceled                                           50,801                 16,577                17,930
                                                      ---------------------------------------------------------
Options outstanding at the end
of the year                                               687,980                444,040               404,539
                                                      ---------------------------------------------------------
                                                      ---------------------------------------------------------

At the end of the year:
Prices of outstanding options                         $.01-$16.50            $.01-$22.75           $.33-$26.50
Average price per share                                     $6.16                 $11.36                $15.11
Exercisable options                                       397,378                182,920               199,484
Options available for future                              232,966                137,908               266,988


     In addition to options granted under the Plan, the Company's President was issued an option to purchase 750,000 shares of common stock at an exercise price
of $.0001 per share in January 1988.   Options to purchase 110,000, 5,100, and
37,000 shares of common stock were exercised in fiscal 1993, 1994 and 1995, respectively. As of March 31, 1995, options to purchase 422,900 shares of common stock were outstanding, all of which were exercisable at a nominal price.

                               CORVEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATAEMENTS


NOTE H -- EMPLOYEE STOCK PURCHASE PLAN

     In fiscal 1992, the Company's Board of Directors approved the 1991 Employee Stock Purchase Plan, as amended, that provides for the issuance of up to 150,000 shares of the Company's common stock. Under the plan, participating employees are granted nontransferable, six-month options on October 1 and April 1 of each year. These options entitle employees to purchase the number of whole shares that their individual payroll deduction authorizations indicate can be purchased at the end of the six-month period at 85% of the fair market value of the Company's common stock at the date of grant or on the last day of the six-month period, whichever is less. Employees are allowed to participate up to 20% of their gross pay. Summarized plan information is as follows:





                                          1993          1994            1995
                                          ----          ----            -----
Employee contributions                  $225,000      $295,000        $374,000
Shares acquired                           25,658        20.448          19,634
Average purchase price                     $8.77        $14.43          $19.02


NOTE I -- COMMITMENTS AND CONTINGENCIES

     The Company leases office facilities under noncancelable operating leases. Future minimum rental commitments under operating leases at March 31, 1995 are $3,061,000 in fiscal 1996, $2,191,000 in fiscal 1997, $1,277,000 in fiscal 1998,
$483,000 in fiscal 1999, $286,000 in fiscal 2000, and $5,000 thereafter.   Total
rental expense of $2,429,000, $3,080,000, and $3,559,000 was charged to operations for the years ended March 31, 1993, 1994, and 1995, respectively.

     The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position and results of the operations of the Company.



NOTE J -- SAVINGS PLAN

     The Company maintains a retirement savings plan for its employees which is a qualified plan under section 401(k) of the Internal Revenue Code. Full time employees that meet certain requirements are eligible to participate in the
plan.   Contributions are made annually primarily at the discretion of the
Company's Board of Directors. Contributions of $100,000, $133,000, and $157,000, were charged to operations for the years ended March 31, 1993, 1994, and 1995, respectively.

                               CORVEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATAEMENTS

NOTE K -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of unaudited results of operations for the two years ended March 31, 1994 and 1995:





                                                                                                         Net income
                                                                                                          per common
                                                                                                          and common
                                                                                            Net           equivalent
                                                  Revenues         Gross Profit           income            share
                                                  --------         ------------           ------         -----------
Fiscal Year Ended March 31, 1994:
First Quarter                                 $  18,857,000       $   2,903,000       $   918,000        $      .22
Second Quarter                                   19,372,000           3,165,000         1,048,000               .24
Third Quarter                                    20,821,000           3,523,000         1,161,000               .26
Fourth Quarter                                   21,569,000           3,697,000         1,283,000               .29

Fiscal Year Ended March 31, 1995:
First Quarter                                 $  22,071,000       $   3,844,000       $ 1,344,000        $      .30
Second Quarter                                   22,921,000           4,008,000         1,402,000               .31
Third Quarter                                    24,701,000           4,313,000         1,507,000               .33
Fourth Quarter                                   26,090,000           4,668,000         1,632,000               .35


                                                                     Schedule II


                               CORVEL CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS




                                                                 Additions
                                                                 ---------
                                          Balance at     Charged to    Charged to                    Balance at
                                          Beginning       Costs and       Other                       End of
                                          of Period       Expenses      Accounts      Deductions      Period
                                          ---------      ----------    ----------     ----------     ----------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year Ended March 31, 1995:               $  725,000      $  100,000    $       --     $       --     $  825,000

Year Ended March 31, 1994:                  485,000         240,000             --            --        725,000

Year Ended March 31, 1993:                  500,000           4,000              --        19,000       485,000