Form 10-Q
period 1995-06-30
NORTH STAR UNIVERSAL INC
filed 1995-08-14
CIK 768158

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For period ended June 30, 1995


[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from         to
                                             ---------  ---------

                         Commission file number 0-15638

                           NORTH STAR UNIVERSAL, INC.

             (Exact name of registrant as specified in its charter)

               MINNESOTA                                41-0498850
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)


    610 Park National Bank Building
        5353 Wayzata Boulevard
        Minneapolis, Minnesota                            55416
(Address of principal executive office)                (Zip Code)

       Registrant's telephone number, including area code:  (612) 546-7500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X        No
   -------       -------

At July 31, 1995, 9,438,000 shares of common stock of the registrant were outstanding.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                   North Star Universal, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Unaudited, in thousands, except share data)

                                                    June 30,        December 31,
                                                      1995             1994
                                                  ------------------------------
ASSETS

Current Assets
  Cash and cash equivalents                        $   4,618        $   5,102
  Accounts receivable, net                             7,128            8,980
  Inventories                                          6,530            7,994
  Prepaid expenses and other current assets            1,292            1,293
                                                   --------------------------
    Total current assets                              19,568           23,369

Property and equipment, net                            1,402            3,747
Investment in unconsolidated subsidiaries             78,884           75,663
Goodwill, net                                          5,039            6,816
Other assets                                           1,219            1,498
                                                   --------------------------
                                                   $ 106,112        $ 111,093
                                                   --------------------------
                                                   --------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Notes payable to bank                            $      --        $     600
  Current portion of long-term debt                   12,312           12,518
  Accounts payable and accrued expenses                8,999            9,678
  Income taxes payable                                   304              333
                                                   --------------------------

    Total current liabilities                         21,615           23,129

Long-term debt, net of current maturities             31,556           32,543
Deferred income taxes                                 20,463           21,225

Shareholders' Equity
  Common stock, $.25 par value
    100,000,000 shares authorized,
    9,438,000 issued and outstanding                   2,360            2,360
  Additional paid-in-capital                          30,856           31,015
  Retained earnings                                     (738)             949
  Foreign currency translation adjustment                 --             (128)
                                                   --------------------------
    Total shareholders' equity                        32,478           34,196
                                                   --------------------------
                                                   $ 106,112        $ 111,093
                                                   --------------------------
                                                   --------------------------

     See accompanying notes to condensed consolidated financial statements.

                   North Star Universal, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per share amounts)

                                                 Three Months Ended             Six Months Ended
                                                       June 30,                      June 30,
                                              ------------------------      ------------------------
                                                 1995           1994           1995           1994
                                              ------------------------      ------------------------
Revenues                                      $  13,697      $  11,536      $  26,254      $  21,482
Operating and product costs                       9,885          8,399         18,666         15,294
                                              ------------------------------------------------------
  Gross profit                                    3,812          3,137          7,588          6,188

Selling, general, and administrative expenses     3,719          3,385          7,224          6,737
                                              ------------------------------------------------------
  Operating income (loss)                            93           (248)           364           (549)

Interest expense, net                            (1,031)        (1,041)        (2,093)        (2,077)
                                              ------------------------------------------------------
Loss before income taxes and equity in
  earnings of unconsolidated subsidiaries          (938)        (1,289)        (1,729)        (2,626)

Income tax benefit                                 (325)          (450)          (535)          (940)
                                              ------------------------------------------------------
Loss before equity in earnings
  of unconsolidated subsidiaries                   (613)          (839)        (1,194)        (1,686)

Equity in earnings of unconsolidated
  subsidiaries                                    1,325          1,158          2,532          2,185
                                              ------------------------------------------------------

Income from continuing operations                   712            319          1,338            499

Discontinued operations
  Loss from operations, net of
    income tax benefits                            (245)          (407)          (934)          (441)
  Loss on disposition, net of
    income tax benefit                           (2,091)            --         (2,091)            --
                                              ------------------------------------------------------
                                                 (2,336)          (407)        (3,025)          (441)
                                              ------------------------------------------------------

Net income (loss)                             $  (1,624)     $     (88)     $  (1,687)     $      58
                                              ------------------------------------------------------
                                              ------------------------------------------------------
Income (loss) per share
  Continuing operations                       $    0.08      $    0.03      $    0.14      $    0.05
  Discontinued operations                         (0.25)         (0.04)         (0.32)         (0.04)
                                              ------------------------------------------------------
    Income (loss) per share                   $   (0.17)     $   (0.01)     $   (0.18)     $    0.01
                                              ------------------------------------------------------
                                              ------------------------------------------------------

Weighted average shares outstanding           9,438,000      9,438,000      9,438,000      9,633,100
                                              ------------------------------------------------------
                                              ------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                   North Star Universal, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Six Months Ended June 30, (Unaudited)
                                 (In thousands)


                                                          1995           1994
                                                       -------------------------
Net cash used in operating activities                  $  (2,164)     $  (3,335)

Cash flows from investing activities
  Capital expenditures                                      (142)          (419)
  Proceeds from divestiture                                2,500             --
  Other                                                     (253)           273
                                                       -------------------------

Net cash provided by (used in) investing activities        2,105           (146)
                                                       -------------------------

Cash flow from financing activities
  Proceeds from long-term debt                            30,291         14,540
  Payments on long-term debt                             (31,452)       (13,996)
  Proceeds from notes payable                                 --          1,875
  Payments on notes payable                                   --         (1,115)
  Cash dividends received from Michael Foods                 736            736
                                                       -------------------------

Net cash provided by (used in) financing activities         (425)         2,040
                                                       -------------------------

Net decrease in cash and cash equivalents                   (484)        (1,441)

Cash and cash equivalents at beginning of period           5,102          6,981
                                                       -------------------------

Cash and cash equivalents at end of period             $   4,618      $   5,540
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

     Results for the three and six months ended June 30, may not necessarily be indicative of the results to be expected for the full year.

2.   DISCONTINUED OPERATIONS

     On May 5, 1995, the Company completed the sale of its shares in Dalworth Holdings, Inc. and subsidiaries, including C.E. Services Inc. (collectively "C.E. Services") to Amdahl Corporation for $2.5 million cash. The loss on disposition was approximately $2.1 million, net of an income tax benefit of approximately $1.3 million. The accompanying condensed consolidated statements of operations have been restated for all periods presented to reflect C.E. Services as discontinued operations. The following are summarized results of operations and financial position for C.E. Services. Results for the period ended June 30, 1995 reflect the results of operations of C.E. Services through the date of sale (in thousands):


     Results of Operations                           Six Months Ended June 30,
                                                      1995               1994
                                                  ------------------------------
          Revenues                                  $  6,442           $ 26,508
          Gross profit                                 1,233              4,081
          Pretax loss                                 (1,414)              (541)
          Income tax benefit                             480                100
          Loss from operations                          (934)              (441)

     Financial Position                               As of December 31, 1994
                                                  ------------------------------

          Current assets                                               $  4,786
          Property and equipment, net                                     2,161
          Goodwill and other assets                                       1,908
          Total liabilities                                              (2,799)
                                                                       --------
            Net assets of C.E. Services                                $  6,056
                                                                       --------
                                                                       --------

                   North Star Universal, Inc. and Subsidiaries
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

3.   INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES --

     The Company's unconsolidated subsidiaries consist of its investments in Michael Foods, Inc. ("Michael Foods") and CorVel Corporation ("CorVel"). CorVel has a fiscal year ended March 31. The following is summarized balance sheet and income statement information of the Company's unconsolidated subsidiaries as of, and for the six month period ended June 30, 1995 (in thousands):

                                                 Michael Foods          CorVel
                                                 -------------------------------
          Current assets                          $   91,476          $   32,579
          Noncurrent assets                          242,176              13,008
          Current liabilities                         62,479               7,375
          Noncurrent liabilities                      98,822                 524
          Revenues                                   257,564              52,869
          Gross profit                                39,894               9,524
          Net income                                   7,915               3,333

4.   INVENTORIES --

     Inventories are stated at the lower of average cost (first-in, first-out) or market. Inventories consist of the following (in thousands):

                                                   June 30,         December 31,
                                                     1995               1994
                                                   ----------------------------
          Work in process and finished goods       $   5,269          $   4,775
          Purchased parts and supplies                 1,261              3,219
                                                   ----------------------------
                                                   $   6,530          $   7,994
                                                   ----------------------------
                                                   ----------------------------

5.   EARNINGS PER SHARE --

     Earnings per share are based on the average number of shares outstanding during the period after giving effect to the assumed exercise of outstanding stock options, except where the effects are antidilutive.

6.   INCOME TAXES --

     Deferred income taxes arise from temporary differences between financial and tax reporting. To the extent the Company's financial reporting basis in its investment in unconsolidated subsidiaries exceeds its tax basis, and is not expected to be realized in a tax-free manner, the Company records a deferred tax liability. At June 30, 1995, the deferred tax liability includes a cumulative tax effect of approximately $22.2 million and $5.2 million for the differences in the financial reporting and tax basis of the Company's investments in Michael Foods and CorVel, respectively.

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

                   North Star Universal, Inc. and Subsidiaries
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     North Star Universal, Inc. ("North Star" or "the Company") is a holding company. The Company's three key holdings consist of Michael Foods, Inc. ("Michael Foods"), CorVel Corporation ("CorVel") and its computer businesses. At June 30, 1995, the Company owned a 38% interest in Michael Foods and a 35% ownership interest in CorVel. The common stock of each of Michael Foods and CorVel is included on the NASDAQ National Market System under the symbols MIKL and CRVL. The Company's investments in Michael Foods and CorVel are accounted for as unconsolidated subsidiaries using the equity method of accounting.

     On May 5, 1995, the Company sold C.E. Services, Inc. through the sale of its shares of Dalworth Holdings, Inc., a holding company for C.E. Services, Inc., Bridging Solutions Corporation, Commercial Computer Services, Inc. and C.E. Services (Europe) Limited (collectively "C.E. Services") for approximately $2.5 million cash. C.E. Services is a third-party provider of systems, parts and services for mainframe computers and peripherals. Following the sale of C.E. Services, the Company's continuing operations consist of Americable, Inc. ("Americable") and Transition Networks, Inc., formerly Transition Engineering ("Transition"). Americable is a provider of connectivity and networking products and services. Transition designs, manufactures and markets connectivity devices used in local area network ("LAN") applications.

     The following are unaudited summarized operating results for each of the Company's continuing operations for the three and six months ended June 30 (in thousands).

                                                Three Months Ended             Six Months Ended
                                                      June 30,                      June 30,
                                              ------------------------      ------------------------
                                                1995           1994           1995           1994
----------------------------------------------------------------------------------------------------
Revenues
    Americable                                $  10,490      $   9,111      $  19,769      $  16,862
    Transition Networks                           3,447          2,857          7,089          5,317
    Eliminations                                   (240)          (432)          (604)          (697)
                                              ------------------------------------------------------
                                              $  13,697      $  11,536      $  26,254      $  21,482
                                              ------------------------------------------------------
                                              ------------------------------------------------------
Gross Profit
    Americable                                $   2,560      $   2,045      $   4,998      $   4,084
    Transition Networks                           1,252          1,092          2,590          2,104
                                              ------------------------------------------------------
                                              $   3,812      $   3,137      $   7,588      $   6,188
                                              ------------------------------------------------------
                                              ------------------------------------------------------
Selling, General and Administrative
  Expenses
    Americable                                $   2,219      $   2,082      $   4,391      $   4,269
    Transition Networks                           1,115          1,009          2,152          1,891
    Corporate                                       385            294            681            577
                                              ------------------------------------------------------
                                              $   3,719      $   3,385      $   7,224      $   6,737
                                              ------------------------------------------------------
                                              ------------------------------------------------------
Operating Income (Loss)
    Americable                                $     341       $    (37)     $     607       $   (185)
    Transition Networks                             137             83            438            213
    Corporate                                      (385)          (294)          (681)          (577)
                                              ------------------------------------------------------
                                              $      93       $   (248)     $     364       $   (549)
                                              ------------------------------------------------------
                                              ------------------------------------------------------

                   North Star Universal, Inc. and Subsidiaries
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995 vs. THREE MONTHS ENDED JUNE 30, 1994

     Consolidated revenues increased $2.2 million or 19% to $13.7 million from $11.5 million in 1994.

     Revenues at Americable increased approximately $1.4 million or 15% to $10.5 million. This includes increased revenues of approximately $1.6 million and $400,000 resulting from higher demand of networking products and services and cable assemblies, respectively. Offsetting these increases was approximately $600,000 of decreased sales of bulk cable and other connectivity products due to lower mix of volume to contractors and resellers.

       Revenues at Transition increased approximately $590,000 or 21%, to $3.4 million which includes increased sales of approximately $280,000 or 15%, to domestic customers and approximately $310,000 or 32% to international customers. Overall, these increases are primarily a result of new product introductions and higher product demand from both new and existing customers. Sales from new product introductions and enhancements accounted for approximately $863,000 or 24% of net sales for the period.

     Consolidated gross profit, as a percent of revenues, increased to 27.8% in 1995 as compared to 27.2% in 1994. Increased margins at Americable are primarily attributable to a higher mix of cable assembly sales and, to a lesser extent, improved manufacturing efficiencies within its cable assembly operation. Decreased margins at Transition were a result of lower pricing on certain product lines due to increased competition.

     The Company's selling, general and administrative expenses increased $334,000 or 9.9%, to $3.7 million from $3.4 million in 1994. Operating expenses at Americable increased approximately 6.6% for the period which is primarily a result of higher sales commissions. Transition had increased operating expenses of approximately $106,000 or 10.5%, which is primarily a result of increased sales and marketing expenses associated with its distributor conference and the addition of administrative and technical support personnel needed to support its overall growth.

     Interest expense is relatively unchanged between years.

     The income tax benefits of $325,000 in 1995 and $450,000 in 1994 relate to the elimination of deferred tax liabilities that will reverse as net operating losses available for carryforward are utilized in future periods. To the extent loss carryforwards are realized in the future, deferred taxes will be reinstated.

                   North Star Universal, Inc. and Subsidiaries
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


RESULTS OF OPERATIONS (Continued)

     Equity in earnings of unconsolidated subsidiaries increased $167,000 to $1,325,000 from $1,158,000 in the previous year. This includes increases of $121,000 and $46,000 in the equity in earnings of Michael Foods and CorVel Corporation, respectively, which is a result of higher earnings at each of these companies. Further information with respect to the results of operations of Michael Foods and CorVel is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operation section of their respective quarterly reports on Form 10-Q as filed with the Securities and Exchange Commission.

      The loss from discontinued operations for the period includes the operating and disposition losses of C.E. Services which was sold May 5, 1995 (see Note 2 to the Notes to Condensed Consolidated Financial Statements). The loss from operations, net of income tax benefits, of $245,000 in 1995 represents one month of operations prior to the sale versus a loss of $407,000 in 1994 for a three month period. For the quarter ended June 30, 1995, the Company recorded a loss on disposition of approximately $2.1 million, net of an income tax benefit of $1.3 million, related to this sale. The loss on disposition includes accruals for estimated obligations of $950,000, writeoff of goodwill of approximately $1.7 million and an additional accrued loss of approximately $790,000.

                   North Star Universal, Inc. and Subsidiaries
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


RESULTS OF OPERATIONS (Continued)

SIX MONTHS ENDED JUNE 30, 1995 vs. SIX MONTHS ENDED JUNE 30, 1994

     Consolidated revenues increased $4.8 million or 22% to $26.3 million from $21.5 million in 1994.

     Revenues at Americable increased approximately $2.9 million or 17% to $19.8 million. This includes increased revenues of approximately $2.8 million and $290,000 resulting from higher demand from networking products and services and cable assemblies, respectively. Of this amount, approximately $1.4 million of sales were attributable to higher volume of networking products with a large end user customer of which such increase may not continue for the remainder of 1995. Offsetting these increases was approximately $160,000 of decreased sales of bulk cable and other connectivity products due to lower mix of volume to contractors and resellers.

     Revenues at Transition increased approximately $1.8 million, or 33%, to $7.1 million which includes increased sales of approximately $1 million or 28%, to domestic customers and approximately $800,000 or 42% to international customers. Overall, these increases are primarily a result of new product introductions and higher product demand from both new and existing customers. Sales from new product introductions and enhancements accounted for approximately $1.7 million or 24% of net sales for the period. Transition's ability to maintain its present level of sales and its continued sales growth is highly dependent upon its ability to offer new products that meet customer's demands in a rapidly changing market, particularly in light of the relatively short life cycle of its products.

     Consolidated gross profit, as a percent of revenues, increased to 28.9% in 1995 as compared to 28.8% in 1994. Increased margins at Americable are primarily attributable to a higher mix of cable assembly sales. Decreased margins at Transition was a result of lower pricing on certain product lines due to increased competition.

     The Company's selling, general and administrative expenses increased $487,000 or 7.2%, to $7.2 million from $6.7 million in 1994. Operating expenses at Americable increased approximately $122,000 or 3% for the period which is primarily a result of higher sales salaries and commissions offset by an overall general and administrative expense reductions effected in the third quarter of 1994 and second quarter of 1995. Americable expects, however, that its sales and marketing expenses, as a percentage of revenues, may increase during the year through the addition of sales personnel in new geographic locations. These anticipated increases in operating expenses may result in lower operating profits at Americable, if the company is unable to maintain current gross profit margins and continued sales growth.

                   North Star Universal, Inc. and Subsidiaries
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


RESULTS OF OPERATIONS (Continued)

     Transition had increased operating expenses of approximately $261,000 or 13.8%, which is primarily due to increased sales and marketing expenses associated with its distributor conference, advertising and participation in trade shows. In addition, this increase reflects the addition of administrative and technical support personnel and related facility expenses needed to support its overall growth. Transition believes that its research and development expenses will increase in order to achieve market acceptance of new products. There can be no assurances, however, that its research and development efforts will result in commercially successful new products in the future. In addition Transition believes that sales and marketing expenses may continue to increase in terms of absolute dollars in an effort to differentiate its products and enhance its competitive position. These anticipated increases in operating expenses may result in lower operating profit at Transition, if the company is unable to maintain its current gross profit margins and continued sales growth.

     The income tax benefits of $535,000 in 1995 and $940,000 in 1994 relate to the elimination of deferred tax liabilities that will reverse as net operating losses available for carryforward are utilized in future periods. To the extent loss carryforwards are realized in the future, deferred taxes will be reinstated.

     Equity in earnings of unconsolidated subsidiaries increased $347,000 to $2,532,000 from $2,185,000 in the previous year. This includes increases of $230,000 and $117,000 in the equity in earnings of Michael Foods and CorVel Corporation, respectively, which is a result of higher earnings at each of these companies. Further information with respect to the results of operations of Michael Foods and CorVel is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operation section of their respective annual and quarterly reports as filed on Forms 10-K and 10-Q with the Securities and Exchange Commission.

     The loss from discontinued operations for the period includes the operating and disposition losses of C.E. Services which was sold May 5, 1995 (see Note 2 to the Notes to Condensed Consolidated Financial Statements). The loss from operations, net of income tax benefits, was $934,000 in 1995 versus $441,000 in 1994 which is attributable to the significant reduction in the domestic and international demand for used mainframe systems and features at C.E. Services. For the quarter ended June 30, 1995 the Company recorded a loss on disposition of approximately $2.1 million, net of an income tax benefit of $1.3 million, related to this sale.

                   North Star Universal, Inc. and Subsidiaries
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

CAPITAL RESOURCES AND LIQUIDITY

     Historically, the Company has experienced cash flow deficits from operations. Cash used in operations was $2.2 million for the six months ended June 30, 1995 as compared to $3.3 million in 1994. The Company expects operating cash flow deficits to continue. The Company does not have the use of cash flow generated by Michael Foods other than proceeds from quarterly dividends. In each of the six month periods ended June 30, 1995 and 1994, the Company received dividends of $736,000. There can be no assurance that Michael Foods will continue to declare such dividends.

     Likewise, since CorVel's initial public offering in July 1991, the Company has not had the use of cash generated by CorVel and its subsidiaries. Since its initial public offering, CorVel has not declared any dividends, and has indicated that it does not anticipate doing so for the foreseeable future.

     The Company maintains a program whereby it sells subordinated debentures of various maturities to primarily individual investors. The debentures are offered on a continuous basis at interest rates that change from time to time depending on market conditions. Historically, a substantial portion of maturing debentures have been reinvested in new debentures. At June 30, 1995, the Company had approximately $41.9 million principal amount of subordinated debentures outstanding.

     For the six months ended June 30, 1995, approximately $3.2 million or 54% of debenture maturities were reinvested in new debentures. Included within long-term debt repayments for the six months ended June 30, 1995, is approximately $2.7 million of redemptions of subordinated debentures. Proceeds from long-term debt include approximately $2.2 million of new debentures sold along with $942,000 of compounded interest on debentures. The net activity under the debenture program for the period resulted in net cash proceeds to the Company of approximately $435,000.

     Americable and Transition maintain a revolving line of credit and term loan facility which provides borrowings up to $5.5 million due in May 1996. Borrowings under the revolving credit facility are based on eligible accounts receivable and inventory with interest at prime plus 1.5%, (10% at June 30, 1995). At June 30, 1995, there were outstanding borrowings of $761,000 under the revolving line of credit and $1.2 million under the term loan.

      At June 30, 1995, North Star had no borrowings outstanding under its $6.5 million revolving credit facility and approximately $4.6 million of cash and cash equivalents, excluding cash of its operating subsidiaries. As previously discussed, on May 5, 1995, the Company sold C.E. Services for $2.5 million cash. The Company believes that its available cash and cash equivalents along with its debenture program and amounts available under its revolving credit facility and the credit facilities of its operating companies, will be adequate to meet expected cash requirements for the remainder of the year.

                           PART II - OTHER INFORMATION
                   North Star Universal, Inc. and Subsidiaries


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The 1995 Annual Meeting of Shareholders of North Star Universal, Inc. was held on June 9, 1995, at the Sheraton Park Place Hotel in Minneapolis, Minnesota.

          The holders of 7,587,406 shares, in excess of 80.3 percent of the outstanding 9,438,000 common shares entitled to vote, were represented at the meeting in person or by proxy.

          The six candidates for election as directors listed in the Company's proxy statement were elected to serve until the next annual meeting. Each received at least 7,529,507 votes representing 99.2 percent of the votes cast and 79.8 percent of the outstanding shares.

          For complete minutes of the meeting, please write to North Star Universal, Inc., 610 Park National Bank Building, 5353 Wayzata Boulevard, Minneapolis, MN 55416.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits filed with this report on Form 10-Q:

               27.1 Financial Data Schedules

          (b) In connection with the sale of C.E. Services effective May 5, 1995, the Company filed Unaudited Pro Forma Condensed Financial Statements under Item 2 of Form 8-K as an exhibit under Item 6 of its Form 10-Q for the period ended March 31, 1995 which was filed May 12, 1995. No other reports on Form 8-K were filed during the period ended June 30, 1995.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NORTH STAR UNIVERSAL, INC.
                                        --------------------------
                                        (Registrant)




Date      August 11, 1995          by   /s/ Jeffrey J. Michael
        -------------------------       --------------------------
                                        Jeffrey J. Michael
                                        President and Chief Executive Officer


Date      August 11, 1995          by   /s/ Peter E. Flynn
        -------------------------       --------------------------
                                        Peter E. Flynn
                                        Executive Vice President,
                                        Chief Financial Officer
                                        and Secretary
                                        (Principal Financial and Accounting
                                         Officer)