Form 10-Q
period 1995-09-30
NORTH STAR UNIVERSAL INC
filed 1995-11-13
CIK 768158

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                        For period ended September 30, 1995


[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from        to
                                               --------  -----------

                        Commission file number 0-15638

                           NORTH STAR UNIVERSAL, INC.

              (Exact name of registrant as specified in its charter)

          MINNESOTA                                      41-0498850
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


     610 Park National Bank Building
     5353 Wayzata Boulevard
     Minneapolis, Minnesota                             55416
(Address of principal executive office)               (Zip Code)

     Registrant's telephone number, including area code:  (612  546-7500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes    X         No
   -------         --------

At October 31, 1995, 9,438,000 shares of common stock of the registrant were outstanding.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                    North Star Universal, Inc. and Subsidiaries
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Unaudited, in thousands, except share data)

                                             September 30,          December 31,
                                                  1995                   1994
                                             -----------------------------------
ASSETS

Current Assets
  Cash and cash equivalents                  $     4,117            $     5,102
  Accounts receivable, net                         8,718                  8,980
  Inventories                                      6,679                  7,994
  Prepaid expenses and other current assets        1,265                  1,293
                                             ----------------------------------

    Total current assets                          20,779                 23,369

Property and equipment, net                        1,547                  3,747
Investment in unconsolidated subsidiaries         81,170                 75,663
Goodwill, net                                      4,999                  6,816
Other assets                                       1,187                  1,498
                                             ----------------------------------
                                             $   109,682            $   111,093
                                             ----------------------------------
                                             ----------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Notes payable to bank                      $         -            $       600
  Current portion of long-term debt               12,344                 12,518
  Accounts payable and accrued expenses           10,226                  9,678
  Income taxes payable                               296                    333
                                             ----------------------------------
    Total current liabilities                     22,866                 23,129

Long-term debt, net of current maturities         32,178                 32,543
Deferred income taxes                             21,199                 21,225

Shareholders' Equity
  Common stock, $.25 par value
    100,000,000 shares authorized,
    9,438,000 issued and outstanding               2,360                  2,360
  Additional paid-in-capital                      31,095                 31,015
  Retained earnings (deficit)                        (16)                   949
  Foreign currency translation adjustment              -                   (128)
                                             ----------------------------------
    Total shareholders' equity                    33,439                 34,196
                                             ----------------------------------
                                             $   109,682            $   111,093
                                             ----------------------------------
                                             ----------------------------------

See accompanying notes to condensed consolidated financial statements.

                    North Star Universal, Inc. and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share amounts)

                                  Three Months Ended          Nine Months Ended
                                     September 30,               September 30,
                                -----------------------------------------------
                                    1995       1994            1995       1994
                                -----------------------------------------------
Revenues                        $  14,339  $  13,338       $  40,593  $  34,820
Operating and product costs        10,409      9,907          29,075     25,201
                                -----------------------------------------------
  Gross profit                      3,930      3,431          11,518      9,619

Selling, general,
  and administrative expenses       3,841      3,365          11,065     10,102
                                -----------------------------------------------
  Operating income (loss)              89         66             453       (483)

Interest expense, net              (1,045)    (1,081)         (3,138)    (3,158)
                                -----------------------------------------------
Loss before income taxes and
  equity in earnings of
  unconsolidated subsidiaries        (956)    (1,015)         (2,685)    (3,641)

Income tax benefit                   (325)      (400)           (860)    (1,340)
                                -----------------------------------------------
Loss before equity in
  earnings of unconsolidated
  subsidiaries                       (631)      (615)         (1,825)    (2,301)

Equity in earnings of
  unconsolidated subsidiaries       1,353      1,153           3,885      3,338
                                -----------------------------------------------
Income from continuing
  operations                          722        538           2,060      1,037

Discontinued operations
  Loss from operations, net of
    income tax benefits                 -       (481)           (934)      (922)
  Loss on disposition, net of
    income tax benefit                  -          -          (2,091)         -
                                -----------------------------------------------
                                        -       (481)         (3,025)      (922)
                                -----------------------------------------------
Net income (loss)               $     722  $      57      $     (965) $     115
                                -----------------------------------------------
                                -----------------------------------------------
Income (loss) per share
  Continuing operations         $    0.07  $    0.06      $     0.22  $    0.11
  Discontinued operations               -      (0.05)          (0.32)     (0.10)
                                -----------------------------------------------
    Income (loss) per share     $    0.07  $    0.01      $    (0.10) $    0.01
                                -----------------------------------------------
                                -----------------------------------------------

Weighted average shares
  outstanding                   9,838,400  9,846,400      9,438,000   9,704,200
                                -----------------------------------------------
                                -----------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                    North Star Universal, Inc. and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine Months Ended September 30, (Unaudited)
                                 (In thousands)

                                                  1995                    1994
                                             ----------------------------------
Net cash used in operating activities        $   (3,402)            $    (5,131)

Cash flows from investing activities
  Capital expenditures                             (458)                   (591)
  Proceeds from divestiture                       2,500                       -
  Other                                            (221)                    279
                                             ----------------------------------

Net cash provided by (used in)
  investing activities                            1,821                    (312)
                                             ----------------------------------

Cash flow from financing activities
  Proceeds from long-term debt                   45,958                  29,182
  Payments on long-term debt                    (46,465)                (28,194)
  Proceeds from notes payable                         -                   3,703
  Payments on notes payable                           -                  (3,075)
  Cash dividends received from Michael Foods      1,103                   1,103
                                             ----------------------------------

Net cash provided by financing activities           596                   2,719
                                             ----------------------------------

Net decrease in cash and cash equivalents          (985)                 (2,724)

Cash and cash equivalents
  at beginning of period                          5,102                   6,981
                                             ----------------------------------

Cash and cash equivalents
  at end of period                           $    4,117             $     4,257
                                             ----------------------------------
                                             ----------------------------------




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

2.   Discontinued Operations

     On May 5, 1995, the Company completed the sale of its shares in Dalworth Holdings, Inc. and subsidiaries, including C.E. Services Inc. (collectively "C.E. Services") to Amdahl Corporation for $2.5 million cash. The loss on disposition was approximately $2.1 million, net of an income tax benefit of approximately $1.3 million. The accompanying condensed consolidated statements of operations have been restated for all periods presented to reflect C.E. Services as discontinued operations. The following are summarized results of operations and financial position for C.E. Services. Results for the period ended September 30, 1995 reflect the results of operations of C.E. Services through the date of sale (in thousands):

  Results of Operations                        Nine Months Ended September 30,
                                                  1995                    1994
                                             ----------------------------------
Revenues                                     $    6,442             $    37,317
Gross profit                                      1,233                   5,369
Pretax loss                                      (1,414)                 (1,062)
Income tax benefit                                  480                     140
Loss from operations                               (934)                   (922)

  Financial Position                               As of December 31, 1994
                                             ----------------------------------
    Current assets                                                  $     4,786
    Property and equipment, net                                           2,161
    Goodwill and other assets                                             1,908
    Total liabilities                                                    (2,799)
                                                                    -----------
      Net assets of C.E. Services                                   $     6,056
                                                                    -----------
                                                                    -----------

                    North Star Universal, Inc. and Subsidiaries
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

3.   Investment in Unconsolidated Subsidiaries --

     The Company's unconsolidated subsidiaries consist of its investments in Michael Foods, Inc. ("Michael Foods") and CorVel Corporation ("CorVel"). CorVel has a fiscal year ended March 31. The following is summarized balance sheet and income statement information of the Company's unconsolidated subsidiaries as of, and for the nine month period ended September 30, 1995 (in thousands):

                                             Michael Foods             CorVel
                                             ----------------------------------
         Current assets                      $   95,891             $    36,015
         Noncurrent assets                      242,649                  13,337
         Current liabilities                     69,049                   8,037
         Noncurrent liabilities                  93,877                     896
         Revenues                               393,821                  79,732
         Gross profit                            59,908                  14,513
         Net income                              12,144                   5,151

4.   Inventories --

     Inventories are stated at the lower of average cost (first-in, first-out) or market. Inventories consist of the following (in thousands):

                                             September 30,          December 31,
                                                 1995                   1994
                                             ---------------------------------
         Work in process and finished goods  $    5,230             $    4,775
         Purchased parts and supplies             1,449                  3,219
                                             ---------------------------------
                                             $    6,679             $    7,994
                                             ---------------------------------
                                             ---------------------------------

5.   Earnings Per Share --

     Earnings per share are based on the average number of shares outstanding during the period after giving effect to the assumed exercise of outstanding stock options, except where the effects are antidilutive.

6.   Income Taxes --

     Deferred income taxes arise from temporary differences between financial and tax reporting. To the extent the Company's financial reporting basis in its investment in unconsolidated subsidiaries exceeds its tax basis, and is not expected to be realized in a tax-free manner, the Company records a deferred tax liability. At September 30, 1995, the deferred tax liability includes a cumulative tax effect of approximately $22.9 million and $5.7 million for the differences in the financial reporting and tax basis of the Company's investments in Michael Foods and CorVel, respectively.

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

                    North Star Universal, Inc. and Subsidiaries
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     North Star Universal, Inc. ("North Star" or "the Company") is a holding company. The Company's three key holdings consist of Michael Foods, Inc. ("Michael Foods"), CorVel Corporation ("CorVel") and its computer businesses.
At September 30, 1995, the Company owned a 38% interest in Michael Foods and a 35% ownership interest in CorVel. The common stock of each of Michael Foods and CorVel is included on the NASDAQ National Market System under the symbols MIKL and CRVL. The Company's investments in Michael Foods and CorVel are accounted for as unconsolidated subsidiaries using the equity method of accounting.

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

     The following are unaudited summarized operating results for each of the Company's continuing operations for the three and nine months ended September 30 (in thousands).

                                                  Three Months Ended       Nine Months Ended
                                                     September 30,           September 30,
                                                ---------------------------------------------
                                                    1995       1994          1995       1994
                                                ---------------------------------------------
Revenues
    Americable                                  $  11,281  $  10,842     $  31,050  $  27,704
    Transition Networks                             3,567      2,964        10,656      8,281
    Eliminations                                     (509)      (468)       (1,113)    (1,165)
                                                ---------------------------------------------
                                                $  14,339  $  13,338     $  40,593  $  34,820
                                                ---------------------------------------------
                                                ---------------------------------------------
Gross Profit
    Americable                                  $   2,553  $   2,283     $   7,551  $   6,367
    Transition Networks                             1,377      1,148         3,967      3,252
                                                ---------------------------------------------
                                                $   3,930  $   3,431     $  11,518  $   9,619
                                                ---------------------------------------------
                                                ---------------------------------------------
Selling, General and Administrative Expenses
    Americable                                  $   2,267  $   2,099     $   6,658  $   6,368
    Transition Networks                             1,176      1,054         3,328      2,945
    Corporate                                         398        212         1,079        789
                                                ---------------------------------------------
                                                $   3,841  $   3,365     $  11,065  $  10,102
                                                ---------------------------------------------
                                                ---------------------------------------------
Operating Income (Loss)
    Americable                                  $     286  $     184     $     893  $      (1)
    Transition Networks                               201         94           639        307
    Corporate                                        (398)      (212)       (1,079)      (789)
                                                ---------------------------------------------
                                                $      89  $      66     $     453  $    (483)
                                                ---------------------------------------------
                                                ---------------------------------------------

                    North Star Universal, Inc. and Subsidiaries
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 vs. THREE MONTHS ENDED SEPTEMBER 30, 1994

     Consolidated revenues increased $1 million or 7.5%, to $14.3 million from $13.3 million in 1994.

     Revenues at Americable increased approximately $439,000 or 4%, to $11.3 million. This includes increased revenues of approximately $890,000 resulting from higher demand of networking products and services. Offsetting these increases was approximately $450,000 of decreased sales of cable assemblies and other connectivity products due primarily to lower mix of volume to contractors and resellers.

     Revenues at Transition increased approximately $603,000 or 20%, to $3.6 million which includes increased sales of approximately $345,000 or 17%, to domestic customers and approximately $258,000 or 26% to international customers. Overall, these increases are primarily a result of new product introductions and higher product demand from both new and existing customers. Sales from new product introductions and enhancements accounted for approximately $1.1 million or 32% of net sales for the period.

     Consolidated gross profit, as a percent of revenues, increased to 27.4% in 1995 as compared to 25.7% in 1994. Increased margins at Americable are primarily attributable to a higher mix of value-added networking service revenue and, to a lesser extent, improved pricing of cable assemblies. Margins at Transition were relatively unchanged between years.

     The Company's selling, general and administrative expenses increased $476,000 or 14.1%, to $3.8 million from $3.4 million in 1994. Operating expenses at Americable increased approximately 8% for the period which is primarily a result of higher sales commissions and the addition of technical and engineering personnel. Transition had increased operating expenses of approximately $122,000 or 11.6%, which reflects costs related to moving to a new facility, along with higher promotional and advertising expenses associated with new product introductions and company name change. In addition, corporate expenses increased approximately $186,000 due primarily to higher professional fees.

     Net interest expense decreased $36,000 to $1,045,000 from $1,081,000 in 1994, due primarily to lower borrowing levels at Americable and Transition between years.

     The income tax benefits of $325,000 in 1995 and $400,000 in 1994 relate to the elimination of deferred tax liabilities that will reverse as net operating losses available for carryforward are utilized in future periods. To the extent loss carryforwards are realized in the future, deferred taxes will be reinstated.

                    North Star Universal, Inc. and Subsidiaries
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

RESULTS OF OPERATIONS (Continued)

     Equity in earnings of unconsolidated subsidiaries increased $200,000 to $1,353,000 from $1,153,000 in the previous year. This includes increases of $134,000 and $66,000 in the equity in earnings of Michael Foods and CorVel Corporation, respectively, which is a result of higher earnings at each of these companies. Further information with respect to the results of operations of Michael Foods and CorVel is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operation section of their respective quarterly reports on Form 10-Q as filed with the Securities and Exchange Commission.

     The loss from discontinued operations for 1994 includes the operating and disposition losses of C.E. Services which was sold May 5, 1995 (see Note 2 to the Notes to Condensed Consolidated Financial Statements).

                    North Star Universal, Inc. and Subsidiaries
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)


RESULTS OF OPERATIONS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 1995 vs. NINE MONTHS ENDED SEPTEMBER 30, 1994

     Consolidated revenues increased $5.8 million or 16.6%, to $40.6 million from $34.8 million in 1994.

     Revenues at Americable increased approximately $3.3 million or 12.1%, to $31.1 million. This includes increased revenues of approximately $3.5 million resulting from higher demand from networking products and services. Of this amount, approximately $2.7 million of sales were attributable to higher volume of networking products with a large end user customer of which such increase may not continue for the remainder of 1995. Offsetting these increases was approximately $200,000 of decreased sales of other connectivity products due to lower mix of volume to contractors and resellers.

     Revenues at Transition increased approximately $2.4 million or 29%, to $10.7 million which includes increased sales of approximately $1.3 million or 24%, to domestic customers and approximately $1.1 million or 37% to international customers. Overall, these increases are primarily a result of new product introductions and higher product demand from both new and existing customers. Sales from new product introductions and enhancements accounted for approximately $4.4 million or 41% of net sales for the period. Transition's ability to maintain its present level of sales and its continued sales growth is highly dependent upon its ability to offer new products that meet customer's demands in a rapidly changing market, particularly in light of the relatively short life cycle of its products.

     Consolidated gross profit, as a percent of revenues, increased to 28.4% in
1995 as compared to 27.6% in 1994.   Increased margins at Americable are
primarily attributable to a higher mix of value-added networking service revenue, and, to a lesser extent, improved manufacturing efficiencies within its cable assembly operation. Decreased margins at Transition was a result of lower pricing on certain product lines due to increased competition.

     The Company's selling, general and administrative expenses increased $963,000 or 9.5%, to $11.1 million from $10.1 million in 1994. Operating expenses at Americable increased approximately $290,000 or 4.6% for the period which is primarily a result of higher sales salaries and commissions and the addition of technical and engineering personnel. These increases were offset by an overall general and administrative expense reduction effected in both the third quarter of 1994 and second quarter of 1995. Americable expects, however, that its sales and marketing expenses, as a percentage of revenues, may increase during the year through the addition of sales and technical personnel in new geographic locations. These anticipated increases in operating expenses may result in lower operating profits at Americable, if the company is unable to maintain current gross profit margins and continued sales growth.

                    North Star Universal, Inc. and Subsidiaries
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

RESULTS OF OPERATIONS (Continued)

     Transition had increased operating expenses of approximately $383,000 or 13%, which is primarily due to increased sales and marketing expenses associated with its distributor conference, advertising and participation in trade shows. In addition, this increase reflects the addition of administrative and technical support personnel and related facility expenses needed to support its overall growth. Transition believes that its research and development expenses will increase in order to achieve market acceptance of new products. There can be no assurances, however, that its research and development efforts will result in commercially successful new products in the future. In addition Transition believes that sales and marketing expenses may continue to increase in terms of absolute dollars in an effort to differentiate its products and enhance its competitive position. These anticipated increases in operating expenses may result in lower operating profit at Transition, if the company is unable to maintain its current gross profit margins and continued sales growth.

     Corporate expenses increased approximately $290,000, or 37% primarily due to higher professional fees.

     The income tax benefits of $860,000 in 1995 and $1,340,000 in 1994 relate to the elimination of deferred tax liabilities that will reverse as net operating losses available for carryforward are utilized in future periods. To the extent loss carryforwards are realized in the future, deferred taxes will be reinstated.

     Equity in earnings of unconsolidated subsidiaries increased $547,000 to $3,885,000 from $3,338,000 in the previous year. This includes increases of $364,000 and $183,000 in the equity in earnings of Michael Foods and CorVel Corporation, respectively, which is a result of higher earnings at each of these companies. Further information with respect to the results of operations of Michael Foods and CorVel is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operation section of their respective annual and quarterly reports as filed on Forms 10-K and 10-Q with the Securities and Exchange Commission.

     The loss from discontinued operations for the period includes the operating and disposition losses of C.E. Services which was sold May 5, 1995 (see Note 2 to the Notes to Condensed Consolidated Financial Statements). The loss from operations, net of income tax benefits, was $934,000 in 1995 versus $922,000 in 1994 which is attributable to the significant reduction in the domestic and international demand for used mainframe systems and features at C.E. Services. For the quarter ended June 30, 1995, the Company recorded a loss on disposition of approximately $2.1 million, net of an income tax benefit of $1.3 million, related to this sale.

                    North Star Universal, Inc. and Subsidiaries
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

CAPITAL RESOURCES AND LIQUIDITY

     Historically, the Company has experienced cash flow deficits from operations. Cash used in operations was $3.4 million for the nine months ended September 30, 1995, as compared to $5.1 million in 1994. The Company expects operating cash flow deficits to continue. The Company does not have the use of cash flow generated by Michael Foods other than proceeds from quarterly dividends. In each of the nine month periods ended September 30, 1995 and 1994, the Company received dividends of $1,103,000. There can be no assurance that Michael Foods will continue to declare such dividends.

     Likewise, since CorVel's initial public offering in July 1991, the Company has not had the use of cash generated by CorVel and its subsidiaries. Since its initial public offering, CorVel has not declared any dividends, and has indicated that it does not anticipate doing so for the foreseeable future.

     The Company maintains a program whereby it sells subordinated debentures of various maturities to primarily individual investors. The debentures are offered on a continuous basis at interest rates that change from time to time depending on market conditions. Historically, a substantial portion of maturing debentures have been reinvested in new debentures. At September 30, 1995, the Company had approximately $42.4 million principal amount of subordinated debentures outstanding.

     For the nine months ended September 30, 1995, approximately $4.6 million or 55% of debenture maturities were reinvested in new debentures. Included within long-term debt repayments for the nine months ended September 30, 1995, is approximately $3.7 million of redemptions of subordinated debentures. Proceeds from long-term debt include approximately $3.2 million of new debentures sold along with approximately $1.4 million of compounded interest on debentures. The net activity under the debenture program for the period ended September 30, 1995 resulted in net cash proceeds to the Company of approximately $938,000.

     Americable and Transition maintain a revolving line of credit and term loan facility which provides borrowings up to $5.5 million due in May 1996. Borrowings under the revolving credit facility are based on eligible accounts receivable and inventory with interest at prime plus 1.5%, (10.25% at September 30, 1995). At September 30, 1995, there were outstanding borrowings of $983,000 under the revolving line of credit and $1.2 million under the term loan.

     At September 30, 1995, North Star had no borrowings outstanding under its $6.5 million revolving credit facility and approximately $3.9 million of cash and cash equivalents, excluding cash of its operating subsidiaries. As previously discussed, on May 5, 1995, the Company sold C.E. Services for $2.5 million cash. The Company believes that its available cash and cash equivalents along with its debenture program and amounts available under its revolving credit facility and the credit facilities of its operating companies, will be adequate to meet expected cash requirements for the remainder of the year.

                            PART II - OTHER INFORMATION
                    North Star Universal, Inc. and Subsidiaries


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  No exhibits were filed with this report on Form 10-Q:

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                  SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NORTH STAR UNIVERSAL, INC.
                                           --------------------------
                                           (Registrant)




Date      November 10, 1995          by    /s/ Jeffrey J. Michael
       ---------------------------         --------------------------
                                           Jeffrey J. Michael
                                           President and Chief Executive Officer


Date      November 10, 1995          by    /s/ Peter E. Flynn
       ---------------------------         --------------------------
                                           Peter E. Flynn
                                           Executive Vice President,
                                           Chief Financial Officer
                                           and Secretary
                                           (Principal Financial and Accounting
                                            Officer)