Form 10-K405
period 1995-12-31
NORTH STAR UNIVERSAL INC
filed 1996-03-21
CIK 768158

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                 ---------------

                                    FORM 10-K

          (  X  )    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended December 31, 1995
                                        or

          (     )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-15638

                           NORTH STAR UNIVERSAL, INC.

              (Exact name of registrant as specified in its charter)

          MINNESOTA                                            41-0498850
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

610 Park National Bank Building
    5353 Wayzata Boulevard
    Minneapolis, Minnesota                                        55416
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code:  (612) 546-7500
                      ----------------------------------

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

                                            Yes    (  X  )          No    (   )






                             - COVER PAGE 1 OF 2 -
================================================================================

    The aggregate market value of the common stock held by non-affiliates of the registrant at February 29, 1996 was $28,637,859 based on the last sale price for the common stock as reported by the National Association of Securities Dealers Automated Quotation System on that date.

    At February 29, 1996, 9,448,000 shares of the registrant's common stock were outstanding.

    DOCUMENTS INCORPORATED BY REFERENCE:

    Pursuant to General Instruction G(3), the responses to Items 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference from the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1996.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )





































                             - COVER PAGE 2 OF 2 -

                                   PART I

Item 1.  Business.

INTRODUCTION

    North Star Universal, Inc. ("North Star" or the "Company"), was founded in 1928. The Company's direct and indirect operating companies consist of Americable, Inc. ("Americable") and Transition Networks, Inc. ("Transition"). Americable is a provider of connectivity and networking products and services. Transition designs, manufactures, and markets connectivity devices and equipment used in local area network ("LAN") applications.

    Additionally, at December 31, 1995, the Company owned approximately 38% of the outstanding common stock of Michael Foods, Inc. ("Michael Foods"). Michael Foods is a food processing and distribution company, which the Company brought public in 1987. In June of 1991, the Company's health care services subsidiary, CorVel Corporation (formerly FORTIS Corporation) ("CorVel"), completed an initial public offering of its common stock. As of December 31, 1995, the Company's ownership in CorVel was approximately 35%. In January 1996, the Company sold 350,000 shares of its CorVel stock reducing its ownership percent to 27%.

    The Company directly employs six management and administrative employees.

REORGANIZATION AGREEMENT

    On December 21, 1995, the Company entered into an Agreement and Plan of Reorganization with Michael Foods. The effect of this agreement is to distribute the shares of Michael Foods common stock owned by North Star directly to shareholders of North Star and reposition North Star's continuing operations and investments into a new holding company, ENStar Inc. ("ENStar"). Prior to the reorganization, the Company will transfer to ENStar, its wholly owned subsidiaries Americable, which owns Transition, and Eagle Engineering and Manufacturing, Inc. ("Eagle", which is included in net assets held for sale), and its equity investment in CorVel. The shares of ENStar will be declared payable in a tax free dividend to North Star's shareholders of record prior to the effective date of the reorganization and distributed immediately following the reorganization.

    Under the terms of the agreement, North Star will transfer indebtedness, net of cash, in the range of $25 million to $38 million to Michael Foods, together with Michael Foods shares approximately equal to the debt transferred. The actual number of Michael Foods shares in the exchange will be based on an average market price for a period of time prior to the closing date, less a discount ranging from 8% to 10% depending on the actual amount of debt transferred. At the effective time of the reorganization, North Star will effect a reverse stock split which reduces its shares outstanding to the same number of shares it owns in Michael Foods reduced by the shares redeemed in the transfer of the indebtedness. In the reorganization, each outstanding share of Michael Foods common stock will be exchanged for one share of North Star common stock. Following the reorganization, North Star will be renamed Michael Foods, Inc.

    The transaction is subject to the receipt of a favorable ruling from the Internal Revenue Service that the transactions are tax free to the shareholders of Michael Foods and North Star, the approval of both companies' shareholders and other closing conditions. The agreement can be terminated by either party under various circumstances including if Michael Foods' stock price is outside a predetermined price range. The transaction is expected to close in mid-1996.
                                       1

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

    Michael Foods is a diversified producer and distributor of food products operating in four basic areas- egg products, distribution of refrigerated grocery products, refrigerated and frozen potato products and dairy products. Michael Foods, through its egg products division, is one of the largest producers, processors and distributors of extended shelf-life liquid eggs, dried, hard-cooked and frozen egg products, and shell eggs in the United States. The refrigerated distribution division distributes a broad line of refrigerated grocery products directly to supermarkets, including cheese, shell eggs, bagels, butter, margarine, muffins, potato products, juices and ethnic foods. The potato products division processes and distributes refrigerated and frozen potato products for foodservice and retail markets throughout the United States. The dairy products division processes and distributes ice milk, ice cream mix, and other extended shelf-life, ultrapasteurized milk and specialty dairy products to fast food businesses and other foodservice outlets, independent retailers, ice cream manufacturers and others.

    Three North Star directors, James H. Michael, Jeffrey J. Michael and Miles
E. Efron, are members of the Board of Directors of Michael Foods, which presently consists of nine members.

    CORVEL. Since its initial public offering in June 1991, CorVel has been operated as an independent company. As a less-than-majority-owned subsidiary of North Star, CorVel's operations have not been consolidated with North Star, and North Star's investment in CorVel is accounted for under the equity method of accounting. The following summary of CorVel's business has been prepared from information reported by CorVel. Additional information regarding CorVel is available from the reports and other documents prepared and filed by CorVel with the Securities and Exchange Commission.

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

OPERATING SUBSIDIARIES

GENERAL

    AMERICABLE. Americable was organized as a Minnesota corporation in 1981 and was acquired by North Star in December 1986. Americable is a provider of networking and connectivity products and services used in providing solutions for customers operating a wide range of data communications systems. Americable has organized its business into three operating divisions, the Americable Network Technologies division, the National Distribution Sales division and the Americable Custom Products division, which are described in more detail below.

    Americable Network Technologies provides products and services designed to build and manage local area network ("LAN") and wide area network ("WAN") infrastructures for large and medium sized end-users. As a value-added reseller ("VAR"), Americable offers customized, integrated solutions to meet its customers LAN/WAN needs through a combination of a broad range of network electronics and software from leading manufacturers and through high-quality technical services. Americable plans to expand its product and service offerings to include personal computers ("PCs"), file servers and other computer peripherals as it seeks to be a single-source provider for all of its customers' PC and networking needs.

    As a distributor, Americable supplies a wide array of voice and data communication related products such as cable (both copper and fiber optic), cable assemblies, components (blocks, jacks, connectors, patch cords, patch panels) and networking hardware. The principal focus of Americable's distribution business, conducted primarily through its National Distribution Sales division in Minneapolis, Minnesota, is to provide quality products, prompt reliable delivery of such products and strong customer service both before and after the products are sold. Americable sells to a wide range of customers throughout the United States in the voice and data communications aftermarket, including resellers, other distributors, systems integrators, installers and end-users.

    Through Americable Custom Products, Americable manufactures a wide variety of cable assemblies, sub-assemblies and specialty products for its customers. While some of these products are manufactured to standard specifications for sale by Americable through its distribution business, most are custom designed and manufactured by Americable to customer specifications. These customer designed products are manufactured for both end-users and original equipment manufacturers ("OEMs").

    TRANSITION.  Transition develops, manufactures, markets and supports a broad line of data networking hardware products that provide physical
                                       3
connectivity for LANs and mini- and mainframe networks. Physical connectivity devices enable computing and other electronic devices to communicate over a LAN. These devices include high-speed switches, managed and unmanaged hubs, transceivers, media converters and other related networking devices.

    Transition's products include intelligent hubs and switches, passive and active terminal network products, including baluns, media converters and transceivers, unmanaged Ethernet and Token Ring hubs and related host modules, multi-port multi-media repeaters, network adapter cards and other passive devices. Transition sells its products to a number of volume distributors and VAR's throughout the United States and certain countries world-wide. The customers that purchase Transition products through its network of distributors and VAR's include system integrators, installers and end-users.

INDUSTRY

    A growing number of organizations are reengineering their businesses and are using PC-based network technology to enhance productivity. PC networks increase speed and flexibility, provide improved functionality to end-users and provide greater productivity, often at lower costs. The growth in demand for personal computers, along with recent advances in networking technology, have led to an increase in demand for interconnected LANs and WANs. Such networks facilitate efficient and rapid data communications among connected work groups and departments providing for more effective utilization of information and computing resources. As LANs have proliferated, demand for multi-vendor interoperability has led to industry standard network protocols and access methods such as Ethernet and Token-Ring.

    More recently there has been an increasing demand to connect users of LANs in other geographic areas using WANs. Applications such as on-line services, electronic mail, sharing of databases, multi-site product development and transaction processing are leading the demand for the inter-networking of LANs and WANs. The integration of LANs and WANs requires data communication products which efficiently, reliably and quickly transmit data to appropriate locations.

    In the face of this rapidly changing technological environment, the decision-making process that organizations face when planning, selecting and implementing information technology solutions is growing more complex. Organizations must select from numerous product options with shortening life cycles. Although networks enhance business productivity, they typically present complex management problems and increased administrative costs. Thus, many organizations find it increasingly difficult and costly to maintain the internal infrastructure needed to support their networks. As a result of these trends, companies increasingly seek to outsource the management and support of their PC network infrastructure.

    It is estimated that in 1995 the overall market in the United States for networking products and services was approximately $50 billion.

BUSINESS STRATEGY

    AMERICABLE. Americable's objective is to be a leading provider of a complete range of network products and services to medium to large sized enterprises throughout the United States. To meet this goal, Americable believes it must seek to maintain its current customer relationships and continually expand its customer base in the regions in which it operates, continue to develop strong relationships with its key suppliers, look for opportunities to expand its branch locations and develop and enhance its value-added service offerings.
                                       4

    During 1995, approximately 5,200 customers purchased products or services from Americable. Management at Americable believes that preserving and enhancing these relationships is a constant priority. Continuous quality improvement in its operations along with expansion and enhancement of its product and service offerings are some of the means that Americable utilizes to enhance its customer relationships.

    Management at Americable also believes that developing strong relationships with the leading manufacturers of networking products allows Americable to offer its customers name brand products that provide the best value in meeting their networking needs. Americable has developed relationships with leading manufacturers within each of its principal product lines, such as Bay Networks, Inc., AMP Incorporated and Berk-Tek Inc. and seeks to add new relationships to expand its value-added service capabilities. Americable believes that utilizing a select range of suppliers allows it to provide superior customer service because its technical personnel are more familiar with the products sold and because such high quality products are generally more reliable. Further, such strong relationships result in greater continuity of product supply.

    From 1991 to 1995, Americable's domestic sales have increased from $27.6 million to $42.2 million. This increase in sales has been generated through internal growth at Americable's four principal locations in Atlanta, Chicago, Dallas and Minneapolis, primarily as a result of the addition of new sales, engineering and technical personnel. Also, during 1995, Americable opened smaller satellite offices in Milwaukee, Wisconsin and Fargo, North Dakota. Americable plans to continue its growth strategy through the addition of new sales, engineering and technical personnel in both existing locations and new geographic markets. Americable also intends to look for opportunities to acquire businesses in the same or related industries in an effort to expand geographically or enhance its value-added service offerings.

    Since 1989, Americable has made substantial investments in the development of its value-added networking capabilities primarily through the addition of engineering and technical personnel. During 1995, Americable introduced a number of service offerings designed to provide its customers with customized
integrated solutions to meet their unique network computing needs.   Revenues
from technical services and installation in 1995 represented 7% of Americable's net sales. Americable believes there are opportunities to increase Americable's overall gross margins by increasing the volume of services that it currently offers to its customers and intends to focus on increasing its service revenues.

    TRANSITION. The market for Transition's products is characterized by rapid technological change, constantly evolving industry standards and rigorous competition with respect to timely product innovation. Because the introduction of products embodying new technology and the emergence of new industry standards can render existing products obsolete and unmarketable, Transition believes that its future success will depend upon its ability to develop, manufacture and market new products and enhancements to existing products on a cost-effective and timely basis. Transition seeks to identify niche market opportunities for new or enhanced products and quickly respond by offering a new or enhanced product that may have greater capabilities, better functionability or flexibility, greater ease of use or equivalent capabilities or functionability but a lower price point than other competitive products.

    As LANs have proliferated, demand for multi-vendor interoperability has led to industry standard network protocols and access methods such as Ethernet, Token-Ring and Fiber Distributed Data Interface ("FDDI"). Transition has developed the majority of its LAN products using industry standards, primarily
                                       5

Ethernet. Ethernet's cabling media has evolved from coaxial cable to its associated 10BaseTL fiber optic cabling. Management at Transition believes that the LAN/WAN products market will continue to be driven by the migration of end-users to new applications that demand more speed and flexibility. Accordingly, Transition's research and development efforts have been targeted at high speed (100Mbs+) LANs and the integration of LANs and WANs into a single platform.

PRODUCTS AND SERVICES

    AMERICABLE. The following is a summary of Americable's consolidated sales by principal product group for 1995:

                                              As a percent of Sales
                                              ---------------------
            Networking -
              Products                                 41%
              Services/Installation                     7%
            Cable Assemblies                           18%
            Bulk Cable                                 18%
            Other Connectivity Products                16%

    In an effort to offer its customers a "One Company, One Call" solution, each of the above products and service groups is delivered through one or more of Americable's operating divisions. Although each division is a separate business unit, each division works in concert with the others to leverage Americable's product and service offerings across its broad customer base. Set forth below is a description of each division's operations and market focus.

        AMERICABLE NETWORK TECHNOLOGIES

    Through Americable Network Technologies, Americable provides products and services designed to build and manage LAN and WAN infrastructures for large and medium sized enterprises. As a VAR, Americable offers the following customized, integrated LAN/WAN solutions:

    * Network Electronics - Americable supplies, implements and supports a select range of suppliers of electronics and software platforms from manufacturers such as Bay Networks Inc., 3Com Corp., Cisco Systems Inc., Shiva Corp., Novell Inc., Microsoft Corp., Sun Microsystems Inc. and Compaq Computer Corporation. Americable's line of network products include concentrators, hubs, switches and routers for both existing and emerging technologies such as Ethernet, Token Ring, FDDI, Fast Ethernet and Asynchronous Transfer Mode ("ATM").

    * Network Integration - Americable's advanced engineering group utilizes network management and routing solutions in providing customers a range of options from simple remote access solutions to the largest multi-protocol inter-networking routers currently available.
    * Network Management - Americable's network management solutions provide customers assistance with network troubleshooting, diagnostics, security, optimization and proactive network maintenance. Americable installs Bay Networks Optivity network management software, one of the leading network management software systems in the industry. Americable can also supply each of the four industry-leading network management system (NMS) platforms including: Hewlett Packard's OpenView/UNIX and OpenView/DOS, Sun Microsystems' SunNet Manager, IBM's NetView/6000 and Novell's NetWare Management System (NMS).
                                       6

    * Network Applications - Americable offers remote access products and services that allow the end-user to operate outside of his or her office while still being able to connect to his or her LAN. In addition, Americable is capable of offering solutions for desktop video conferencing and Internet access and security solutions.

    * Structured Wiring Systems - Americable provides project management, design and implementation of structured wiring systems for data communications.

    * Network Maintenance Services - Americable provides a broad line of maintenance services including fixed fee network support, telephone support, guaranteed response times, next business day on-site response for problem resolution, "spare-in-the-air" hardware replacement and cabling system diagnosis and repair. In addition, Americable offers several fixed price service offerings for preventative maintenance such as CASE (Cable Analysis Service) and EASE (Enterprise Analysis Service).

    Americable is committed to providing networking products, services and systems to customers of all sizes in the geographic areas served by its four principal regional offices. Sales from the Americable Network Technologies division constituted approximately 74% of Americable's sales in 1995. In addition to supported distribution sales, Americable Network Technologies will oversee the design and implementation of projects involving multiple LANs across a wide area network, consisting of multi-vendor hardware products and several thousand nodes. Value-added projects generally range in size from $10,000 to $500,000. During 1995, sales derived from value-added projects and services consisted of approximately 18% of Americable's net sales. Value-added projects and services sales include sales of products such as bulk cable, cable assemblies and networking devices and services such as training, installation and maintenance.

        THE NATIONAL DISTRIBUTION SALES DIVISION

    Through its distribution business, operated principally through the Americable National Distribution Sales division, Americable maintains a wide variety of high-quality products in its inventory (over 5,000). Product inventory ranges from connectivity products such as bulk cable, connectors, patch panels, racks and other cable accessories to more complex networking electronic devices such as concentrators, hubs, switches and routers. As a distributor, Americable generally inventories products from multiple manufacturers. Principal manufacturers of connectivity products include Berk-Tek, Inc., AMP Incorporated, General Cable Corp., The Siemon Company and Leviton Manufacturing Co., Inc. In addition, in an effort to reduce its inventory levels, Americable purchases a number of networking products through large distributors such as Tech Data Corporation, Gates/Arrow and Ingram Micro Inc.

    Americable also maintains an integrated, real-time, on-line computerized system for order entry, fulfillment and inventory control. This on-line computer system allows its sales personnel to advise customers over the phone of product specifications, availability and order status. All orders are normally shipped within 24 hours of receipt and, when necessary, can be shipped on a "same-day" basis.

    The National Distribution Sales division seeks to add value for its customers by providing superior customer service. All of Americable's sales representatives and other sales and marketing personnel are trained to assist
                                       7
customers in product selection, implementation and system upgrading and expansion. The division's sales representatives are supported by the technical staff of the Americable Network Technologies division, who have a broad range of expertise in various networking technologies.

    The National Distribution Sales division services customers of all sizes in the voice and data communications aftermarket. Customer orders range in size from under $50 to several hundred thousand dollars. Average order size of the division during 1995 was approximately $600. The distribution business of Americable (including sales of cable assemblies) constituted approximately 26% of Americable's net sales in 1995.

        AMERICABLE CUSTOM PRODUCTS

    As a natural extension of its distribution business, and consistent with Americable's marketing strategy to be a single-source provider for its customers, the Americable Custom Products division provides a manufacturing capability to satisfy the individual needs of those customers that may require custom or specialty cable assemblies. Americable, working to its customers' specifications, can manufacture custom designed products such as copper, fiber-optic, small computer system interface (SCSI) and AS/400 cable assemblies and sub-assemblies.

    All Americable manufactured products are subject to strict quality control standards to insure that they are of the same high quality as other, vendor manufactured, distributed products. During 1996, Americable expects to complete the process of implementing the quality standards of ISO 9002 for its manufacturing and primary distribution operation in Minneapolis. ISO 9002 is an international protocol for documenting processes and procedures used in establishing a consistent manufacturing quality system.

    Sales from the Americable Custom Products division are generated from both end-user and OEM customers. During 1996, Americable hopes to expand the market for its custom and specialty cable assemblies, utilizing its in-house manufacturing expertise of the Americable Custom Products division. For 1995, sales to OEM customers constituted approximately 26% of total cable assembly sales and approximately 5% of Americable's net sales.

    TRANSITION. Transition's products encompass three inter-networking and physical connectivity product families, which include (i) passive and active terminal network products, (ii) basic LAN products and (iii) advanced LAN products. These products encompass LAN and WAN components, which allow Transition to offer work-group and enterprise-wide networking solutions.

    The terminal products family of products includes both passive and active connectivity devices such as baluns, media converters, and transceivers that attach personal computers to a network, thereby enabling the user to communicate with other users in the LAN. In addition, Transition's "PowerStar" line of active hubs provide cost-effective solutions for converting a S/3X or AS/400 Twinax daisy chain topology to an unshielded twisted pair star topology, thereby improving network reliability and flexibility. During 1995, the terminal products family comprised approximately 27% of Transition's net sales. Transition expects that revenues from these products will decline in 1996 inasmuch as these products represent older technology.

    Transition's basic LAN product line includes unmanaged Ethernet and Token Ring hubs and related host modules, multi-port multi-media repeaters that regenerate the signal, thereby allowing expansion capabilities and providing
                                       8
connectivity and management of the different cabling schemes used throughout a LAN; network adapter cards that provide direct connection from the personal computer to a LAN; and other passive devices that provide a structured wiring system for mini- and mainframe computer environments. Transition has developed its Ethernet and Token Ring LAN products using industry standards. During 1995, the basic LAN product line comprised approximately 63% of Transition's net sales.

    The advanced LAN product family of Transition is a potentially high growth product area with devices that utilize computer processors and sophisticated internal software to manage and direct information across complex networks. Transition's advanced LAN products are led by a multi-function hybrid bridge/router that allows high speed switching across networks. This group of products also includes manageable, stackable Ethernet and Token Ring hubs. Transition believes that as network centric systems continue to grow in sophistication, this product area will provide additional revenue opportunities. The majority of Transition's research and development has been concentrated in advanced LAN products with new offerings planned for 1996. During 1995, the advanced LAN product family comprised approximately 10% of Transition's net sales. Transition expects a significant portion of its sales growth in the future will be derived from the introduction of new advanced LAN products.

MARKETING AND CUSTOMERS

    AMERICABLE. Americable provides its products and services to a wide range of customers, including installers, resellers, other distributors, system integrators, OEMs and end-users. Customer relationships are developed both face-to-face and via the telephone.

    Americable's marketing strategy is two-tiered. A national effort is centered on telemarketing through the National Distribution Sales division in Minneapolis, Minnesota. Additionally, Americable operates each of its operating divisions from its four principal regional offices in order to provide its customers in each region the full array of value-added networking products and services offered by the company.

    Americable has 16 outside sales representatives in addition to 43 telemarketing and sales support representatives. The sales force is supplemented by 22 regional technical service engineers and technicians and two corporate product managers. Americable sales representatives undergo continuous training and attend company-sponsored classes in order to enhance their technical expertise and marketing techniques. Also, many of Americable's sales and technical personnel attend vendor-sponsored training and education programs mandated by such vendors in order for Americable to qualify as a licensed reseller of their products.

    Americable also uses direct mailings, brochures and catalogs in marketing the products that it distributes. Americable's catalog, which generally is published every 18 months, is designed to provide end-users with not only product specifications, but additional technical information to assist them in connection with their system design. Americable's latest catalog is expected to be released in March 1996.

    During 1995, Americable had one customer that constituted approximately 11% of net sales. In addition, in 1995 Americable derived approximately 61% of its sales from its largest 100 customers.

    TRANSITION. Transition distributes its products through a number of volume distributors and VARs throughout the United States and in over 50 countries worldwide. Distributors and VARs purchase Transition's products at standard discounts based on certain volume-based incentive programs. Transition's international sales have accounted for a substantial portion of its sales growth, coming primarily from the United Kingdom, South Africa, Australia and Sweden. During 1995, revenues from outside the United States accounted for approximately 36% of net sales.

    Transition's continued growth will be dependent, in part, upon its ability to expand its domestic and international distributor base with high quality VARs. A significant benefit for a distributor or VAR is that Transition does not sell directly to end users. Transition's distributors and VARs carry other products that are complementary to, and compete with those of Transition, and these non-exclusive distributors and VARs may choose to give higher priority to products of other suppliers or competitors.

    Transition has several marketing programs to support the sale and distribution of its products. Its marketing programs are designed to generate sales leads for its distribution channels, as well as to enhance brandname recognition. Transition's marketing activities include frequent participation in industry trade shows, advertising in major trade publications, public relations campaigns, the distribution of sales literature and product specifications, and ongoing communications with its distributors. In addition, Transition offers comprehensive pre- and post-sales technical support, distributor/VAR product training, and a strategic test partner program. Transition utilizes reseller incentive programs such as co-op funds to increase localized print advertising and name recognition. The marketing budget has been increased for both 1995 and 1996 to enhance Transition's image and name recognition.

RESEARCH AND DEVELOPMENT

    TRANSITION. Transition performs all of its research and development activities at its headquarters in Eden Prairie, Minnesota. Transition believes that its future success depends on its ability to achieve market acceptance of new product offerings, especially in the advanced LAN products area. The engineering staff has increased by 36% since the end of 1994, to accelerate development in this area. Although there can be no assurance that its development efforts will result in commercially successful products, Transition intends to continue to make substantial investments in the development of new and enhanced products. During 1995, research and development expenses totaled approximately $1,440,000, or approximately 10% of net sales.

MANUFACTURING

    AMERICABLE Americable's manufacturing operations consist of the manufacture of custom or specialty cable assemblies including copper, fiber-optic, small computer system interface (SCSI) and AS/400 cable assemblies and sub-assemblies through its Americable Custom Products division.

    TRANSITION. Transition's manufacturing operations consist primarily of the final assembly and quality control testing of materials, components and subassemblies. Transition uses third parties to perform printed circuit board assembly. Transition's products include certain components that are currently available from single or limited sources and may require long order lead times. Any reduction in supply or substantial change in costs of components could
                                       10
affect Transition's ability to deliver its products in a timely and cost-effective manner and may adversely impact Transition's operating results.

COMPETITION

    AMERICABLE. Americable faces substantial competition within each of its business segments from a large number of companies, some of which are larger, have greater financial resources, broader name recognition and, in many cases, lower product and operating costs than Americable. The Americable Network Technologies division faces competition from large system integrators such as AmeriData Technologies, Inc., Vanstar Corporation and a significant number of smaller regional VARs and system integrators. Significant competitors in the National Distribution Sales division's business include Anixter Bros., Inc., a subsidiary of Anixter International, Inc., and Graybar Electric Co., Inc.. The products of the Americable Custom Products division are not protected from competition by virtue of any proprietary rights such as trade secrets or patents. Americable Custom Products encounters competition from domestic companies such as Amp, Incorporated and Kent Electronics Corporation and a number of smaller domestic companies, in addition to a number of products manufactured outside the United States.

    TRANSITION. The industry in which Transition operates is highly competitive, and Transition believes that such competition will continue to intensify. The industry is characterized by rapid technological change, short product life-cycles, frequent product introductions and evolving industry standards. Transition competes with a number of independent companies focused on designing and manufacturing products for the LAN market, including, among others, 3Com Corporation, Bay Networks Inc., Cabletron Systems, Allied Telesyn International, Corp., and Digi International, Inc. Most of Transition's competitors are established companies with significantly greater financial resources, more extensive business experience, and greater market and service capabilities than Transition. There can be no assurance that Transition will be able to compete successfully.

    Transition's ability to compete successfully depends upon its ability to adapt to market changes on a timely basis. There are many networking products currently being offered in the market segments in which Transition competes. Transition believes that customers evaluate competing products on the basis of required product features for a particular installation, performance, price and ease of use. In addition, after installation, customers evaluate the suppliers' ability to provide readily accessible on-site/remote technical support, if required, and its reliability when deciding on future orders for additional equipment. Failure to obtain significant customer satisfaction or market share could have a material adverse effect on Transition.

NET ASSETS HELD FOR SALE

    North Star announced its intention to sell its wholly-owned subsidiary Eagle Engineering & Manufacturing, Inc. ("Eagle") in March 1991. Eagle designs, manufactures and installs a variety of environmental control systems for the cabins of off-road heavy equipment, including air-conditioning, heating and pressurization systems. Eagle is still wholly owned by North Star, although North Star is hopeful that it will ultimately be able to sell this subsidiary on terms acceptable to management.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company are as follows:

    Name                     Age       Position

    Jeffrey J. Michael       39        President and Chief Executive Officer

    Peter E. Flynn           36        Executive Vice President, Chief Financial
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

    Mr. Peter E. Flynn has been Executive Vice President, Chief Financial Officer and Secretary of the Company since December 1990. In December 1992, Mr. Flynn was also elected President and Chief Operating Officer of Transition. Mr. Flynn served as Treasurer of the Company from April 1989 to December 1990.
Prior to joining the Company, Mr. Flynn was an audit manager at Arthur Andersen & Co.

    Officers of the Company are elected annually by the Board of Directors. The current officers of the Company are expected to be re-elected to serve in the same positions for the coming year.

Item 2.  PROPERTIES.

    AMERICABLE. Americable's headquarters are located in a 20,000 square foot facility in Itasca, Illinois, a suburb of Chicago. Americable's principal distribution and manufacturing operations are located in Minneapolis, Minnesota (39,000 square feet). This facility includes office, warehouse and production space. Americable also has branch operations in Dallas, Texas (15,000 square feet), and Atlanta, Georgia (9,900 square feet) in addition to satellite offices in Milwaukee, Wisconsin and Fargo, North Dakota. All of Americable's facilities are leased.

    TRANSITION. Transition's headquarters, including its executive and corporate administration offices, manufacturing, sales and technical support are located in Eden Prairie, Minnesota, which consists of approximately 20,500 square feet of leased space.

     North Star believes that the leased facilities of its operating companies are adequate for their intended use.

Item 3.  LEGAL PROCEEDINGS.

    The Company is engaged in routine litigation incidental to its business, which management believes will not have a material adverse effect upon its business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                  PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    North Star Universal, Inc.'s common stock is traded on the Pacific Stock Exchange under the symbol NSU and on the Nasdaq National Market under the symbol NSRU. The following stock prices were obtained from Nasdaq reports:

(By Quarter)

1995                         Low                        High
------------------------------------------------------------
First                     $ 4 1/4                     $ 5 5/8
Second                      5                           5 1/2
Third                       5 1/8                       6 1/8
Fourth                      5 5/8                       8 1/8

1994                         Low                        High
------------------------------------------------------------
First                       4 5/8                       5 5/8
Second                      4 3/8                       6
Third                       4 7/8                       6 3/8
Fourth                      4 3/8                       5 3/4

    The number of common shareholders of record as of December 31, 1995 was 219. In addition, the Company estimates that an additional 1,000 shareholders own stock held for their accounts at brokerage firms and financial institutions.

    There were no cash dividends paid in 1995 or 1994 on North Star's common stock. Management does not anticipate that cash dividends will be paid in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA.


YEARS ENDED DECEMBER 31,                   1995        1994        1993        1992        1991
------------------------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS DATA
Revenues                                $ 54,891    $ 47,193    $ 46,756    $ 42,025    $ 37,007
Operating income (loss)                      484        (784)     (2,143)     (1,610)     (1,475)
Interest expense, net                     (4,120)     (4,194)     (4,223)     (4,175)     (4,351)
Income (loss) from continuing
   operations before income
   taxes, and equity in earnings
   (loss) of unconsolidated
   subsidiaries                           (3,636)     (4,978)     (6,366)     (5,785)      2,738
Income (loss) from continuing
   operations                              3,090       1,410     (13,563)     (2,070)     11,261
Income (loss) from discontinued
   operations                             (3,025)     (2,084)      1,691         433        (960)
                                        --------------------------------------------------------
Net income (loss)                       $     65    $   (674)   $(11,872)   $ (1,637)   $ 10,301
                                        ========================================================

Income (loss) per common and
    common equivalent share:
Income (loss) from continuing
   operations                           $   0.32    $    .15    $  (1.44)   $   (.22)   $   1.11
Discontinued
   operations                               (.31)       (.22)        .18         .05        (.10)
                                        --------------------------------------------------------
Net income (loss)                       $   0.01    $   (.07)   $  (1.26)   $   (.17)   $   1.01
                                        ========================================================
Ratio of earnings to
   fixed charges                             .51x         .21x      (.09)x       .03x       1.89x

BALANCE SHEET DATA
Total assets                            $110,234    $111,093    $108,607    $115,873    $116,355
Long-term debt,
   including current
   maturities                             42,480      45,061      43,194      41,849      41,451
Shareholders' equity                      34,481      34,196      34,675      61,083      63,246
                                        ========================================================

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
GENERAL.

    North Star is a holding company. The Company's three key holdings consist of Michael Foods, CorVel and its computer businesses. At December 31, 1995, the Company owned a 38% interest in Michael Foods and a 35% ownership interest in CorVel. In January 1996, the Company sold 350,000 shares of its CorVel stock reducing its ownership percent to 27%. The common stock of each of Michael Foods and CorVel is included on the Nasdaq National Market under the symbols MIKL and CRVL, respectively. The Company's investments in Michael Foods
                                       14
and CorVel are accounted for as unconsolidated subsidiaries using the equity method of accounting.

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

    Following the sale of C.E. Services, the Company's continuing operations consist of Americable and Transition. Americable is a provider of connectivity and networking products and services. Transition designs, manufactures and markets connectivity devices and equipment used in local area network ("LAN") applications.

    The following are summarized operating results for each of the Company's operations for the three years ended December 31, 1995 (in thousands).

YEARS ENDED DECEMBER 31,      1995          1994            1993
------------------------------------------------------------------
Revenues
    Americable           $    42,160    $    36,940    $    38,266
    Transition                14,266         11,779         10,025
    Eliminations              (1,535)        (1,526)        (1,535)
                         -----------------------------------------
                         $    54,891    $    47,193    $    46,756
                         =========================================

Gross Profit
    Americable           $     9,979    $     8,262    $    10,254
    Transition                 5,387          4,603          3,903
                         -----------------------------------------
                         $    15,366    $    12,865    $    14,157
                         =========================================

Selling, General and
  Administrative Expenses
    Americable           $     8,814    $     8,220    $    10,075
    Transition                 4,465          4,252          2,985
    Restructuring charges         --             --          1,953
    Corporate expenses         1,603          1,177          1,287
                         -----------------------------------------
                         $    14,882    $    13,649    $    16,300
                         =========================================

Operating Income (Loss)
    Americable           $     1,165    $        42    $       179
    Transition                   922            351            918
    Restructuring charges         --             --         (1,953)
    Corporate expenses        (1,603)        (1,177)        (1,287)
                         -----------------------------------------
                         $       484    $      (784)   $    (2,143)
                         =========================================

                                       15

RESULTS OF OPERATIONS --
---------------------

1995 VERSUS 1994

    Revenues at Americable increased approximately $5.2 million, or 14.1%, to
$42.1 million.   This includes increased revenues of $4.5 million resulting from higher demand for networking products. Of this amount, approximately $3.1 million of sales were attributable to higher volume of networking products with a large end user customer which is not expected to continue during 1996. The increase in revenue of Americable also includes approximately $650,000 of higher volume of service revenues due to increased focus on services and the addition of technical personnel. In addition, sales of cable assemblies increased by approximately $100,000 primarily as a result of higher demand of OEM assemblies offset by reduced pricing within modular assembly applications due to technological changes.

    Revenues at Transition increased approximately $2.5 million, or 21% which includes increased sales of approximately $1.1 million, or 25%, to international customers and approximately $1.4 million, or 19% higher sales to domestic customers. Sales to international customers consisted of 37% and 35% of Transition's revenues in 1995 and 1994, respectively. This growth was due to increased unit sales of its terminal products and both its basic and advanced LAN product groups. Overall, these increases are primarily a result of new product introductions during the end of 1994 and throughout 1995. During 1995, new product introductions and enhancements accounted for $1.1 million, or 9% of net sales. Transition's ability to maintain its present level of sales and its continued sales growth is highly dependent upon its ability to offer new products that meet customers' demands in a rapidly changing market, particularly in light of the relatively short life cycle of its products.

    Consolidated gross profit, as a percentage of revenues, increased to 28% in 1995 as compared to 27.3% in 1994. Increased margins at Americable are primarily attributable to a higher mix of value-added service revenue and, to a lesser extent, improved pricing and improved manufacturing efficiencies within its cable assembly operations. Decreased margins at Transition were a result of lower pricing on certain product lines due to increased competition. For 1996, North Star expects its gross profit margins to decline due to expected competitive pricing pressures on products sold by both Americable and Transition.

    The Company's selling, general and administrative expenses increased $1.2 million, or 9.0% to $14.9 million from $13.6 million in 1994. Operating expenses at Americable increased approximately $600,000, or 7% which reflects higher selling expenses of approximately $700,000 which is primarily a result of higher sales commissions and the addition of technical and engineering personnel, along with additional expense for amounts earned under its incentive compensation program of approximately $200,000. These increases were offset by the impact of approximately $300,000 of annualized savings realized through reorganizations effected within its U.S. operations in the third quarter of 1994 and the first quarter of 1995. Americable expects that its selling expenses, as a percentage of revenues, may increase during 1996 through the addition of sales and technical personnel in new geographic locations in addition to costs associated with a new catalog expected for release in the first quarter of 1996. These anticipated increases in operating expenses may result in lower operating profits at Americable, if the company is unable to maintain current gross profit margins and continued sales growth.
                                       16

    Transition increased operating expenses approximately $213,000 or 5%. This includes approximately $125,000 of increased sales and marketing expenses due to higher promotional and advertising expenses associated with new product introductions and the company's name change, and approximately $220,000 of increased engineering expenses associated with the additional personnel to support new product development. In addition, this increase reflects higher expenses of approximately $175,000 related to moving to a new facility and the addition of administrative personnel and related facility expenses needed to support its overall growth. These increases were offset by a decrease in engineering expenses of approximately $300,000 due to lower spending on parts, equipment, and other costs related to hardware development projects. This reflects a shift towards higher software development associated with its advanced LAN products. Transition expects that its research and development expenses will increase in 1996 based on the planned addition of engineering personnel for new product development. There can be no assurances, however, that its research and development efforts will result in commercially successful new products in the future. In addition, Transition believes that sales and marketing expenses may continue to increase in terms of absolute dollars in an effort to differentiate its products and enhance its competitive position.
These anticipated increases in operating expenses are expected to result in lower operating profit at Transition, particularly if the company is unable to maintain its current gross profit margins and continued sales growth.

    Corporate expenses increased $426,000, or 36% primarily due to higher professional fees associated with the reorganization agreement with Michael Foods discussed in Note 2 to the Consolidated Financial Statements.

    Foreign currency transactions have not and are not expected to have a significant impact on the Company's results of operations or financial position.

    Net interest expense decreased by approximately $74,000 due primarily to lower outstanding borrowings under Americable's revolving credit facility.

    The Company's effective consolidated income tax benefit rate was 33% in 1995 and 33.1% in 1994. See Note 10 to the Consolidated Financial Statements.

    Equity in earnings (loss) of unconsolidated subsidiaries increased $788,000 to $5.5 million in 1995 from $4.7 million in 1994. This includes an increase of $546,000 and $242,000 in the equity in earnings of Michael Foods and CorVel, respectively, which is a result of higher earnings at each of these companies. Michael Foods' net earnings for 1995 were approximately $17.6 million, an increase of approximately $2.4 million from the previous year. CorVel's net earnings for the twelve months ended December 31, 1995 were approximately $7 million, an increase of approximately $1.5 million or 27% from the previous year.

    The loss from discontinued operations for the period includes the operating and disposition losses of C.E. Services which was sold May 5, 1995 (see Note 4 to the Notes to Consolidated Financial Statements). The loss from operations, net of income tax benefits, was $934,000 in 1995 versus $2.1 million in 1994 which is attributable to the significant reduction in the domestic and international demand for used mainframe systems and features at C.E. Services. For the year ended December 31, 1995, the Company recorded a loss on disposition of approximately $2.1 million, net of an income tax benefit of $1.3 million, related to this sale.
                                       17

1994 VERSUS 1993

    Revenues at Americable, excluding approximately $4.6 million of revenue in 1993 from its Canadian operations, which were closed in December 1993, increased
$3.3 million, or 9.8%, to $36.9 million.   This includes increased revenues of
$5 million resulting from higher demand for value-added networking products and services offset by decreased sales of bulk cable and other connectivity products of $1.2 million due primarily to lower volume of sales to contractors and resellers. In addition, sales of cable assemblies decreased by approximately $500,000 as a result of reduced pricing within modular assembly applications due to technological changes.

    Revenues at Transition increased approximately $1.8 million, or 18% which includes increased sales of approximately $1.1 million, or 33%, to international customers and approximately $700,000, or 10% higher sales to domestic customers. Sales to international customers consisted of 35% and 31% of Transition's revenues in 1994 and 1993, respectively. Overall, these increases are primarily a result of new product introductions during the end of 1993 and throughout 1994. During 1994, new product introductions and enhancements accounted for $3.3 million, or 28% of net sales.

    Consolidated gross profit, as a percentage of revenues, decreased to 27.3% in 1994 as compared to 30.3% in 1993. Margins at Americable decreased due to overall lower pricing resulting from increased competition. Margins at Transition were unchanged in 1994 from 1993.

    The Company's selling, general and administrative expenses decreased $700,000, or 5% to $13.6 million from $14.3 million in 1993. Operating expenses at Americable decreased approximately $1.9 million, which reflects approximately $1.2 million of expenses eliminated through the closure of its Canadian facilities effected in December 1993, and $700,000 of other savings realized through a reorganization effected within its U.S. operations in the third quarter of 1994. These decreases were offset by increased expenses of $1.3 million at Transition due to the addition of sales and engineering personnel and increased research and development expenses related to new product introductions and additional administrative and support personnel needed to support overall growth.

    Foreign currency transactions were not significant in 1994 or 1993.

    Net interest expense was relatively unchanged between 1994 and 1993.

    The Company's effective consolidated income tax benefit rate was 33.1% in 1994 and 27.8% in 1993. See Note 10 to the Consolidated Financial Statements.

    Equity in earnings (loss) of unconsolidated subsidiaries increased $13.7 million to $4.7 million in 1994 from a loss of $9 million in 1993. This includes an increase of $13.4 million and $300,000 in the equity in earnings of Michael Foods and CorVel, respectively, which is a result of higher earnings at each of these companies. Michael Foods' net earnings for 1994 were approximately $15.2 million, an increase of approximately $31.5 million from the previous year. CorVel's net earnings for 1994 were approximately $5.5 million, an increase of approximately $1.7 million or 43% from the previous year.
                                       18

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

    Historically, the Company has experienced cash flow deficits from operations. Cash used in operations was $4.3 million in 1995 and $4.6 million in 1994. The Company expects such operating cash flow deficits to continue. The Company does not have the use of cash flow generated by Michael Foods other than proceeds from quarterly dividends. In each of 1995 and 1994, the Company received dividends of $1,471,000. There can be no assurance that Michael Foods will continue to declare such dividends.

    Likewise, since CorVel's initial public offering in July 1991, the Company has not had the use of cash generated by CorVel and its subsidiaries. Since its initial public offering, CorVel has not declared any dividends and has indicated that it does not anticipate doing so for the foreseeable future.

    The Company maintains a program whereby it sells subordinated debentures of various maturities to primarily individual investors. The debentures are offered on a continuous basis at interest rates that change from time to time depending on market conditions. Historically, a substantial portion of maturing debentures have been reinvested in new debentures as indicated in the table below. At December 31, 1995 and 1994, the Company had $41.2 million and $41.4 million principal amount of subordinated debentures outstanding. The weighted average interest of 9.6% and 10.0% at December 31, 1995 and 1994, respectively, accrues annually and is payable monthly, quarterly, or at maturity. The Company's experience with its debenture program for the three years ended December 31, 1995, is as follows (dollars in thousands):

                                                   New              Net
                  Debentures    Debenture       Debentures       Debentures
                   Redeemed     Reinvested         Sold       Sold (Redeemed) *
-------------------------------------------------------------------------------
1995             $5,720  46%    $6,681  54%       $5,532          $ (188)
1994              4,653  37%     7,914  63%        6,496           1,843
1993              5,758  46%     6,689  54%        6,438             680


*Represents the difference between new debentures sold and debentures redeemed.

    On November 7, 1995, in light of the negotiations with Michael Foods, the Company ceased the sale of any new debentures under its debenture program, which resulted in a decrease in the amount of net debentures sold during 1995. Under the terms of the reorganization agreement, the amount of outstanding debentures at the date of the reorganization will be effectively assumed by Michael Foods. Approximately $12 million of debentures are scheduled to mature during 1996. In January 1996, the Company sold 350,000 shares of its holdings in CorVel Corporation for approximately $11 million cash. Proceeds from the sale of CorVel stock will be used primarily to fund scheduled maturities through the date of the proposed reorganization, which is expected to be completed in mid-1996.

    To the extent the reorganization agreement with Michael Foods is not consummated, the Company plans to reinitiate the sale of debentures. Under these circumstances, however, there can be no assurance that future reinvested
                                       19
and newly sold debentures will equal or exceed redemptions. The Company has been highly dependent on the continued sales of debentures under its debenture program. In the event that, after the sales of debentures are reinitiated, redemptions substantially exceed reinvested and newly sold debentures or the program is interrupted for an extended period, the Company would be required to fund maturities through its existing cash on hand and asset sales.

    Long-term debt repayments for the year ended December 31, 1995 include approximately $5.7 million of redemptions of subordinated debentures. Proceeds from long-term debt for the year ended December 31,1995, include $3.6 million of new debentures sold along with $1.9 million of compounded interest on debentures.

    Americable and Transition maintain a revolving line of credit and term loan facility which provides borrowings up to $5.5 million due in May 1996. Borrowings under the revolving credit facility are based on eligible accounts receivable and inventory with interest at prime plus 1.5%, (10% at December 31, 1995). At December 31, 1995, there were outstanding borrowings of $937,000 under the revolving credit facility and $1,071,000 under the term note. Management is currently in the process of negotiating terms of a new credit facility and expects to obtain available borrowing levels and terms that are comparable with its existing facility.

    As previously discussed, on May 5, 1995, the Company sold C.E. Services for $2.5 million cash. At February 29, 1996, North Star had approximately $11.5 million of cash and cash equivalents, excluding cash of its operating subsidiaries. The Company believes that its available cash and cash equivalents along with its debenture program and amounts available under the credit facilities of its operating companies, will be adequate to meet expected cash requirements, including debenture redemptions, capital expenditures and potential acquisitions. During 1996, the Company's operating plans call for approximately $1 million in capital expenditures.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Consolidated Financial Statements of the Company listed in the index under Item 14(a)(1) and (2) hereof are filed as part of this Annual Report on Form 10-K and are incorporated by reference in this Item 8. See also "Index to
Financial Statements" on page F-1 hereof.   Certain quarterly financial data is
set forth below.

(Unaudited, in thousands,
except per share amounts)       First        Second          Third        Fourth 1
---------------------------------------------------------------------------------
1995
Revenues                  $    12,557    $   13,697    $    14,339    $    14,298
Operating income                  271            93             89             31
Interest expense, net          (1,062)       (1,031)        (1,045)          (982)
Income from continuing
   operations                     626           712            722          1,030
Discontinued operations          (689)       (2,336)            --             --
                          -------------------------------------------------------
Net income (loss)         $       (63)   $   (1,624)   $       722    $     1,030
                          =======================================================

Income (loss) per share:
  Continuing operations   $       .06    $      .08    $       .07    $       .10
  Discontinued operations        (.07)         (.25)            --             --
                          -------------------------------------------------------
  Income (loss) per share $      (.01)   $     (.17)   $       .07    $       .10
                          =======================================================


1994
Revenues                  $     9,946    $   11,536    $    13,338    $    12,373
Operating income (loss)          (301)         (248)            66           (301)
Interest expense, net          (1,036)       (1,041)        (1,081)        (1,036)
Income from continuing
   operations                     180           319            538            373
Discontinued operations           (34)         (407)          (481)        (1,162)
                          -------------------------------------------------------
    Net income (loss)     $       146    $      (88)   $        57    $      (789)
                          =======================================================

Income (loss) per share:
  Continuing operations   $       .01    $      .03    $       .06    $       .04
  Discontinued operations          --          (.04)          (.05)          (.12)
                          -------------------------------------------------------
  Income (loss) per share $       .01    $     (.01)   $       .01    $      (.08)
                          =======================================================

1 See Note 15 to the Consolidated Financial Statements.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.
                                       21

                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Pursuant to General Instruction G(3), except for the information relating to the executive officers of the Company set forth in Part I of this report, the information called for by Items 10, 11, 12 and 13 is incorporated herein by reference to the information contained in the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders forming part of the Registration Statement ENStar Inc. on Form S-4 to be filed with the Securities and Exchange Commission on or about March 22, 1996 or, in any event, before April 29, 1996.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)l.    CONSOLIDATED FINANCIAL STATEMENTS

         North Star Universal, Inc. and Subsidiaries

            Consolidated Statements of Operations                        F-1

            Consolidated Balance Sheets                                  F-2

            Consolidated Statements of Shareholders' Equity              F-3

            Consolidated Statements of Cash Flows                        F-4

            Notes to Consolidated Financial Statements            F-5 to F-14

            Report of Independent Certified Public Accountants           F-15

   2.    CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

  (i)    North Star Universal, Inc. and Subsidiaries

         Report of Independent Certified Public Accountants on Schedule  S-1

         Schedule II - Valuation and Qualifying Accounts                 S-2

 (ii)    Unaudited Pro Forma Condensed Combined Financial Statements     S-3

         Unaudited Pro Forma Condensed Combined Balance Sheet            S-4

         Unaudited Pro Forma Condensed Combined Statements of Earnings   S-5

         Notes to the Unaudited Pro Forma Condensed Combined
            Financial Statements                                         S-6

(iii)    Michael Foods, Inc. and Subsidiaries

         Consolidated Balance Sheets                                     S-7

         Consolidated Statements of Earnings                             S-8

         Consolidated Statements of Stockholders' Equity                 S-9

         Consolidated Statements of Cash Flows                           S-10

         Notes to Consolidated Financial Statements              S-11 to S-18

         Report of Independent Certified Public Accountants              S-19

         Report of Independent Certified Public Accountants on Schedule  S-20

         Schedule II - Valuation and Qualifying Accounts                 S-21

 (iv)    ENStar (An Operating Unit of North Star Universal, Inc.)

         Combined Statements of Operating Unit Income                    S-22

         Combined Statements of Operating Unit Assets and Liabilities    S-23

         Combined Statements of Operating Unit Equity                    S-24

         Combined Statements of Operating Unit Cash Flows                S-25

         Notes to Combined Financial Statements                  S-26 to S-31

         Report of Independent Certified Public Accountants              S-32

         Report of Independent Certified Public Accountants on Schedule  S-33

         Schedule II - Valuation and Qualifying Accounts                 S-34

  (v)    CorVel Corporation

         Consolidated Statements of Income                               S-35

         Consolidated Balance Sheets                                     S-36

         Consolidated Statements of Stockholders' Equity                 S-37

         Consolidated Statements of Cash Flows                           S-38

         Notes to Consolidated Financial Statements              S-39 to S-45

         Report of Independent Auditors                                  S-46

         Schedule II - Valuation and Qualifying Accounts                 S-47

          Unaudited Interim Consolidated Financial Statements CorVel Corporation

         Consolidated Balance Sheets                                     S-48

         Income Statements -- Nine months                                S-49

         Income Statements -- Third quarter                              S-50

         Consolidated Statements of Cash Flows  -- Nine months           S-51

         Notes to Consolidated Financial Statements                      S-52

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

   3.    EXHIBITS

         2 Agreement and Plan of Reorganization, dated as of December 21, 1995, by and among North Star Universal, Inc., Michael Foods, Inc. and NSU Merger Co. (filed as an exhibit to the Report on Form 8-K filed by the Company on December 27, 1995 (schedules omitted--the Registrant agrees to furnish a copy of any schedule to the Commission upon request)).

         3.1    Restated Articles of Incorporation of the Company (filed as
                Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

         3.2 Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
         4.1 Form of Indenture, dated as of April 26, 1989, between the Company and National City Bank of Minneapolis, as trustee (filed as Exhibit 4.1 to Registration No. 33-26176 and incorporated herein by reference).

         4.2 Form of First Supplemental Indenture, dated as of March 16, 1992, amending the Indenture described in Exhibit 4.1 above (filed as Exhibit 4.2 to Registration No. 33-46418 and incorporated herein by reference).

         4.3 Form of Second Supplemental Indenture, dated as of March 16, 1995, amending the Indenture described in Exhibit 4.1 above (filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

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

        10.5 Loan Agreement, dated as of May 1, 1989, between the City of Welcome, Minnesota and Eagle relating to $1,470,000 Industrial Development Revenue Bonds, Series 1989, Eagle Engineering and Manufacturing Company, Inc. Project (filed as Exhibit 10.15 to Registration No. 33-26176 and incorporated herein by reference).

        10.6 Mortgage and Security Agreement, dated as of May 1, 1989, securing the obligations of Eagle under the Loan Agreement described in Exhibit 10.11 above, pursuant to which Eagle granted a mortgage to American National Bank and Trust Company, St. Paul, Minnesota, as trustee under that certain Indenture, dated as of May 1, 1989, relating to its facility in Welcome, Minnesota (filed as Exhibit 10.16 to Registration No. 33-26176 and incorporated herein by reference).

        10.7 Guaranty Agreement, dated as of May 1, 1989, executed by the Company as guarantor, pursuant to which the Company guaranties the obligations of Eagle under the Loan Agreement described in
                Exhibit 10.5 above (filed as Exhibit 10.17 to Registration No. 33-26176 and incorporated herein by reference).

        10.8 North Star Universal, Inc. 1988 Non-qualified Stock Option Plan, as amended April 26, 1989 and May 15, 1989, including form of Stock Option Agreement related thereto (filed as Exhibit 10.18 to Registration No. 33-26176 and incorporated herein by reference).

        10.9 Employment Agreement, dated April 1, 1993, between the Company, Transition Engineering, Inc. and Peter E. Flynn (filed as
                Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

        10.10 Form of North Star Indemnification Agreement, dated May ---, 1991, between the Company and FORTIS Corporation (filed as
                Exhibit 10.20 to Registration No. 33-40629 and incorporated herein by reference).

       +10.11 Promissory Note, dated June 1, 1991, executed in favor of the Company by James H. Michael (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

        10.12 Amended and Restated Loan and Security Agreement dated June 1, 1993 among Americable, Inc., Transition Engineering, Inc., Cable Distributions Systems, Inc. and First Bank National Association (filed as Exhibit 10.31 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.)

        10.13 Subordination Agreement executed by the Company and Americable for the benefit of First Bank in connection with the loans described in Exhibit 10.12 above (filed as Exhibit 10.25(b) to Registration No. 33-26176 and incorporated herein by reference).

        10.14 First Amendment to Amended and Restated Loan and Security Agreement, dated November 29, 1993, among Americable, Inc., Transition Engineering, Inc., Cable Distributions Systems, Inc. and First Bank National Association, amending the terms of the Amended and Restated Loan and Security Agreement described in
                10.12 above (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

        10.15 Waiver and Second Amendment to Amended and Restated Loan and Security Agreement, dated as of March 3, 1995, among Americable, Inc., Transition Engineering, Inc., Cable Distributions Systems, Inc. and First Bank National Association, amending the terms of the Amended and Restated Loan and Security Agreement described in 10.12 above (filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

        10.16 Supplement A to Amended and Restated Loan and Security Agreement, dated June 1, 1993, among Americable, Inc., Transition Engineering, Inc., Cable Distributions Systems, Inc. and First Bank National Association, supplementing the terms of the Amended and Restated Loan and Security Agreement described in 10.12 above (filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

        10.17 Stock Purchase Agreement dated May 5, 1995, by and between Amdahl Corporation and North Star Universal, Inc. relating to
                the sale of C.E. Services (filed as Exhibit 10.31   to the
                Quarterly Report on Form 10-Q for North Star Universal, Inc. for the quarter ending March 31, 1995)

       *12.6 Computation of Ratio of Earnings to Fixed Charges for North Star Universal, Inc. for each of the fiscal years ended December 31, 1995.

       *21.1    Subsidiaries of the Company.

       *23.1 Consent of Grant Thornton LLP as independent public accountants of the Company.

       *23.2 Consent of Ernst & Young LLP as independent public accountants of CorVel Corporation.

       *27.1    Financial Data Schedule.

--------------------------
*      Filed herewith.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

(b) Reports on Form 8-k. One report for Form 8-k was filed by the Company on December 27, 1995 to report the execution of an Agreement and Plan of Reorganization dated December 21, 1995 between the Company and Michael Foods, Inc. and to file such agreement thereunder.

(c) See the Exhibit Index and Exhibits attached as a separate section of this report.

(d) See the Financial Statement Schedules of the Company, the Michael Foods, Inc. and Subsidiaries Consolidated Financial Statements and the Michael Foods, Inc. Financial Statement Schedule attached as a separate section of this report.

                                    SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 21, 1996                NORTH STAR UNIVERSAL, INC.

                                    By        /s/ Jeffrey J. Michael
                                              ---------------------------------
                                              Jeffrey J. Michael, President and
                                              Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature              Title                                Date
       ---------              -----                                ----

  /s/ Miles E. Efron          Chairman of the Board               March 21, 1996
---------------------------
Miles E. Efron

  /s/ James H. Michael        Director                            March 21, 1996
---------------------------
James H. Michael

  /s/ Jeffrey J. Michael      President, Chief Executive          March 21, 1996
---------------------------   Officer and Director
Jeffrey J. Michael            (principal executive officer)


  /s/ Peter E. Flynn          Executive Vice President,           March 21, 1996
---------------------------   Chief Financial Officer
Peter E. Flynn                (principal financial and
                              accounting officer), Secretary
                              and Director

  /s/ Fred E. Stout           Director
---------------------------
Fred E. Stout

  /s/ Richard J. Braun        Director                            March 21, 1996
---------------------------
Richard J. Braun

                       NORTH STAR UNIVERSAL, INC. AND SUBSIDIARIES
                          Consolidated Statements of Operations
                                 YEARS ENDED DECEMBER 31,
                         (In thousands, except per share amounts)

                                                     1995           1994           1993
                                                 ----------------------------------------
Revenues                                         $   54,891     $   47,193     $   46,756
Operating and product costs                          39,525         34,328         32,599
                                                 ----------------------------------------
    Gross profit                                     15,366         12,865         14,157
Selling, general and administrative expenses         14,882         13,649         14,347
Restructuring charges                                    --             --          1,953
                                                 ----------------------------------------
    Operating income (loss)                             484           (784)        (2,143)
Other income (expense)
    Interest expense                                 (4,344)        (4,439)        (4,429)
    Interest income                                     224            245            206
                                                 ----------------------------------------
                                                     (4,120)        (4,194)        (4,223)
                                                 ----------------------------------------
    Loss before taxes and equity in earnings (loss)
        of unconsolidated subsidiaries               (3,636)        (4,978)        (6,366)
Income tax benefit                                   (1,200)        (1,650)        (1,770)
                                                 ----------------------------------------
    Loss before equity in earnings (loss) of
        unconsolidated subsidiaries                  (2,436)        (3,328)        (4,596)
Equity in earnings (loss) of
    unconsolidated subsidiaries                       5,526          4,738         (8,967)
                                                 ----------------------------------------

    Income (loss) from continuing operations          3,090          1,410        (13,563)

Discontinued operations
    Income (loss) from operations                      (934)        (2,084)         1,691
    Loss on disposition                              (2,091)            --             --
                                                 ----------------------------------------

                                                     (3,025)        (2,084)         1,691
                                                 ----------------------------------------

Net income (loss)                                $       65     $     (674)     $ (11,872)
                                                 ========================================

Income (loss) per share
    Continuing operations                        $     0.32     $     0.15      $   (1.44)
    Discontinued operations                           (0.31)         (0.22)          0.18
                                                 ----------------------------------------

Net income (loss) per share                      $     0.01     $     (.07)     $   (1.26)
                                                 ========================================

The accompanying notes are an integral part of these consolidated statements.
                                            F-1

                       NORTH STAR UNIVERSAL, INC. AND SUBSIDIARIES
                              Consolidated Balance Sheets
                                  As of December 31,
                               (Dollars in thousands)

                                                         1995             1994
                                                    ---------------------------
ASSETS
Current Assets
    Cash and cash equivalents                       $    3,369       $    5,102
    Accounts receivable, net                             8,784            8,980
    Inventories                                          6,631            7,994
    Prepaid expenses and other                             274              579
    Net assets held for sale                             1,032              714
                                                    ---------------------------
        Total current assets                            20,090           23,369

Property and Equipment, net                              1,453            3,747
Goodwill                                                 4,960            6,816
Investment in unconsolidated subsidiaries               83,542           75,663
Other assets                                               189            1,498
                                                    ---------------------------
                                                    $  110,234       $  111,093
                                                    ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Notes payable to bank                           $      937       $      600
    Current maturities of long-term debt                13,161           12,547
    Accounts payable                                     5,239            5,116
    Accrued expenses
      Payroll related                                      798              762
      Other                                              4,364            4,133
                                                    ---------------------------
        Total current liabilities                       24,499           23,158

Long-Term Debt, less current maturities                 29,319           32,514
Deferred Income Taxes                                   21,935           21,225
Commitments                                                 --               --

Shareholders' Equity
    Common stock, authorized 100,000,000 shares of $.25
        par value; issued and outstanding 9,448,000 shares in
        1995 and 9,438,000 shares in 1994                2,362            2,360
    Additional paid-in capital                          31,105           31,015
    Foreign currency translation adjustment                 --             (128)
    Retained earnings                                    1,014              949
                                                    ---------------------------
    Total shareholders' equity                          34,481           34,196
                                                    ---------------------------
                                                  $    110,234       $  111,093
                                                  =============================

The accompanying notes are an integral part of these consolidated balance sheets.
                                            F-2

                       NORTH STAR UNIVERSAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Shareholders' Equity
                       Years ended December 31, 1995, 1994, and 1993
                                  (Dollars in thousands)

                                        Common Stock                       Foreign
                                  -----------------------    Additional    Currency
                                     Shares                  Paid-In       Translation      Retained
                                     Issued        Amount    Capital       Adjustment       Earnings
                                  ------------------------------------------------------------------
Balance at December 31, 1992      9,438,000    $    2,360    $   45,593    $     (365)    $   13,495
Effect of equity transactions of
    unconsolidated subsidiaries          --            --           344            --             --
Deferred income tax adjustment           --            --       (15,000)           --             --
Translation adjustment                   --            --            --          (198)            --
Effect of restructuring charges          --            --            --           318             --
Net loss                                 --            --            --            --        (11,872)
Balance at December 31, 1993      9,438,000         2,360        30,937          (245)         1,623
Effect of equity transactions of
    unconsolidated subsidiaries          --            --            78            --             --
Translation adjustment                   --            --            --           117             --
Net loss                                 --            --            --            --           (674)
                                  ------------------------------------------------------------------

Balance at December 31, 1994      9,438,000         2,360        31,015          (128)           949
Exercise of employee stock options   10,000             2             7            --             --
Effect of equity transactions of
    unconsolidated subsidiaries          --            --            83            --             --
Effect of discontinued operations        --            --            --           128             --
Net income                               --            --            --            --             65
                                  ------------------------------------------------------------------

Balance at December 31, 1995      9,448,000    $    2,362    $   31,105    $       --     $    1,014
                                  ==================================================================


















The accompanying notes are an integral part of these consolidated statements.

                       NORTH STAR UNIVERSAL, INC. AND SUBSIDIARIES
                           Consolidated Statements of Cash Flows
                                 Years ended December 31,
                                     (In thousands)

                                                                      1995        1994         1993
                                                                  ---------------------------------
Cash flows from operating activities
Net income (loss)                                                 $     65    $   (674)    $(11,872)
Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
       Discontinued operations                                         806          --           --
       Equity in (earnings) loss of unconsolidated subsidiaries     (5,526)     (4,738)       8,967
        Non-cash restructuring charges                                  --          --        1,596
        Depreciation and amortization                                  837       1,707        1,646
        Deferred income taxes                                       (1,220)     (2,250)        (730)
        Foreign currency translation adjustment                         --         117         (198)
        Changes in operating assets and liabilities, net of
            effects of restructuring charges and discontinued operations
            Accounts receivable, net                                (1,268)     (1,363)         482
            Inventories                                               (548)      2,806       (2,863)
        Accounts payable, accrued expenses and other                 2,499        (193)        (131)
                                                                  ---------------------------------
Net cash used in operating activities                               (4,355)     (4,588)      (3,103)
                                                                  ---------------------------------

Cash flows from investing activities
    Capital expenditures                                              (543)     (1,841)      (1,641)
    Proceeds from divestiture                                        2,500          --           --
    Other, net                                                         797         612          829
                                                                  ---------------------------------
Net cash provided by (used in) investing activities                  2,754      (1,229)        (812)
                                                                  ---------------------------------

Cash flows from financing activities
    Issuance of common stock                                             9          --           --
    Proceeds from long-term debt                                    61,605      55,365       29,704
    Payments on long-term debt                                     (63,217)    (53,498)     (29,659)
    Proceeds from notes payable                                         --       4,553        4,750
    Payments on notes payable                                           --      (3,953)      (4,750)
    Cash dividends received from Michael Foods                       1,471       1,471        1,471
                                                                  ---------------------------------
Net cash provided by (used in) financing activities                   (132)      3,938        1,516
                                                                  ---------------------------------

Net decrease in cash and cash equivalents                           (1,733)     (1,879)      (2,399)

Cash and cash equivalents at beginning of year                       5,102       6,981        9,380
                                                                  ---------------------------------

Cash and cash equivalents at end of year                          $  3,369    $  5,102     $  6,981
                                                                  =================================

The accompanying notes are an integral part of these consolidated statements.

                       NORTH STAR UNIVERSAL, INC. AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS
    North Star Universal, Inc. ("North Star" or "the Company") is a holding company. The Company's operations consist of Americable, Inc. ("Americable") and Transition Networks, Inc. ("Transition"). Americable is a provider of connectivity and networking products and services. Transition designs and manufactures connectivity devices used in local area network ("LAN") applications.

    In March 1987, the Company founded Michael Foods, Inc. ("Michael Foods") to consolidate and focus development of the Company's food businesses. Michael Foods is engaged principally in the food processing and distribution business. At the time Michael Foods was organized, the Company was issued 9,000,000 shares of Michael Foods common stock. Subsequently, the Company has sold 1,645,000 shares of its Michael Foods stock. As a result of these transactions and other equity transactions of Michael Foods, the Company's ownership interest in Michael Foods was approximately 38% at December 31, 1995. The Company's investment in Michael Foods is accounted for as an unconsolidated subsidiary using the equity method of accounting.

    In January 1988, the Company founded CorVel Corporation ("CorVel") to integrate and develop the operations of a number of healthcare service companies previously acquired by North Star. In June 1991, CorVel completed an initial public offering of 1,600,000 shares of its common stock. The Company owned a 35% ownership in CorVel as of December 31, 1995 and, following the sale of 350,000 shares in January 1996, its ownership was reduced to 27%. The Company's investment in CorVel is accounted for as an unconsolidated subsidiary using the equity method of accounting.

NOTE 2 - REORGANIZATION AGREEMENT
    On December 21, 1995, the Company entered into a reorganization agreement with Michael Foods. The effect of this agreement is to distribute the shares of Michael Foods common stock owned by North Star directly to shareholders of North Star and reposition North Star's continuing operations and investments into a new holding company, ENStar Inc. ("ENStar"). Prior to the reorganization, the Company will transfer to ENStar, its wholly owned subsidiaries Americable, which owns Transition, Eagle Engineering and Manufacturing, Inc. ("Eagle", which is included in net assets held for sale), and its equity investment in CorVel. The shares of ENStar will be declared payable in a tax free dividend to North Star's shareholders of record prior to the effective date of the reorganization and distributed immediately following the reorganization.

    Under the terms of the agreement, North Star will transfer indebtedness, net of cash and cash equivalents, in the range of $25 million to $38 million to Michael Foods, together with Michael Foods shares approximately equal to the debt transferred. The actual number of Michael Foods shares in the exchange will be based on an average market price for a period of time prior to the closing date, less a discount ranging from 8% to 10% depending on the actual amount of debt transferred. At the effective time of the reorganization, North Star will effect a reverse stock split which reduces its shares outstanding to the same number of shares it owns in Michael Foods reduced by the shares redeemed in the transfer of the indebtedness. In the reorganization, each outstanding share of Michael Foods common stock will be exchanged for one share of North Star common stock. Following the reorganization, North Star will be renamed Michael Foods, Inc.

    The transaction is subject to the receipt of a favorable ruling from the Internal Revenue Service that the transactions are tax free to the shareholders of Michael Foods and the Company, the approval of both companies shareholders and other closing conditions. The agreement can be terminated by either party under various circumstances including if Michael Foods' stock price is outside a predetermined price range. The transaction is expected to close in mid-1996.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION    The Company consolidates the accounts of its
majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

CASH AND CASH EQUIVALENTS    The Company considers its highly liquid temporary
investments with original maturities of three months or less to be cash equivalents.

INVENTORIES    Inventories are stated at the lower of average cost (determined on a first-in, first-out basis) or market. At December 31, inventories consist of the following (in thousands):

                                                        1995           1994
                                                  -------------------------
Work in process and finished goods                $    4,092     $    4,775
Purchased parts                                        2,539          3,219
                                                  -------------------------
                                                  $    6,631     $    7,994
                                                  =========================

PROPERTY AND EQUIPMENT    Property and equipment are stated at cost.
Depreciation and amortization for financial reporting purposes are provided on the straight-line method over the estimated useful lives of the respective assets which are generally three to five years. At December 31, property and equipment consist of the following (in thousands):

                                                        1995           1994
                                                  -------------------------
Leasehold improvements                            $      304     $    1,201
Office and computer equipment                          3,720          7,033
                                                  -------------------------
                                                       4,024          8,234
Less-accumulated depreciation and amortization         2,571          4,487
                                                  -------------------------
                                                  $    1,453     $    3,747
                                                  =========================

GOODWILL    Goodwill is amortized on a straight-line basis over periods not exceeding 40 years. Accumulated amortization was $1,584,000 at December 31, 1995 and $2,969,000 at December 31, 1994. The Company maintains separate financial records for each of its acquired entities and evaluates goodwill annually to determine potential impairment by comparing the carrying value to the undiscounted future cash flows of the related assets. The Company modifies the life or adjusts the value of a subsidiary's goodwill if an impairment is identified. See Note 5 for an impairment identified during 1993.

REVENUE RECOGNITION    The Company recognizes revenue from product sales at the
time product is shipped to a customer. Service revenue is recognized at the time service is provided or ratably over the contractual service period.

INCOME (LOSS) PER SHARE    Income (loss) per share is based upon the weighted
average number of shares outstanding during each period (9,650,900 in 1995 and 9,438,000 in 1994 and 1993) after giving effect to the assumed exercise of outstanding stock options, except where the effects are antidilutive.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION    The Company increased its
investment in unconsolidated subsidiaries by $139,000, $129,000, and $396,000 and additional paid-in capital by $84,000, $78,000, and $344,000 during 1995, 1994 and 1993, respectively, as a result of equity transactions of Michael Foods and CorVel.

Additional disclosures of cash flow information is as follows:

Years ended December 31,                              1995          1994          1993
                                                  ------------------------------------
    Cash paid (received) during the year for:
    Interest                                      $  4,350      $  4,591      $  4,506
    Income taxes                                        37           (32)           --

RECENTLY ISSUED ACCOUNTING STANDARDS    The Financial Accounting Standards Board
has issued two accounting standards which the Company is required to adopt January 1, 1996. The first statement establishes guidance on when and how to measure impairment of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. The second standard establishes accounting and reporting for the impact of the fair value of stock-based compensation plans and permits the Company to select the new fair value based method of accounting for employee stock options or the existing intrinsic value method which the Company currently follows. The Company intends to continue to use the intrinsic value method which will require additional footnote disclosures concerning its stock-based compensation plans. Management believes the adoption of these new accounting standards will not have a material effect on the Company's financial statements.

USE OF ESTIMATES    The preparation of the Company's consolidated financial
statements, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

RECLASSIFICATIONS    Certain amounts in the 1994 and 1993 consolidated financial statements have been reclassified to be consistent with the presentation used in 1995.

NOTE 4 - DISCONTINUED OPERATIONS
    On May 5, 1995, the Company completed the sale of its shares in Dalworth Holdings, Inc. and subsidiaries, including C.E. Services Inc. (collectively "C.E. Services") to Amdahl Corporation for $2.5 million cash. The loss on disposition was approximately $2.1 million, net of an income tax benefit of approximately $1.3 million. The accompanying consolidated statements of operations have been restated for all periods presented to reflect C.E.
Services as a discontinued operation. The following are summarized results of operations and financial position for C.E. Services for the years ended December 31, 1995 and 1994. Results for 1995 reflect the results of operations of C.E. Services through the date of sale (in thousands):


Results of Operations                            1995           1994
-------------------------------------------------------------------------------
Revenues                                   $    6,442    $    45,114
Gross profit                                    1,233          6,161
Pretax loss                                    (1,414)        (2,664)
Income tax benefit                                480            580
Loss from operations                             (934)        (2,084)

Financial Position                      As of December 31, 1994
                                        -----------------------

Current assets                             $    4,786
Property and equipment, net                     2,161
Goodwill and other assets                       1,908
Total liabilities                              (2,799)
                                           ----------
  Net assets of C.E. Services              $    6,056
                                           ==========


NOTE 5 - RESTRUCTURING CHARGES
    In December 1993, Americable implemented a restructuring plan involving the closure of its Canadian facilities, operated by Adanac Cable, Ltd., and consolidation of its Canadian sales and customer support activities within its U.S. operations. This plan was completed in 1994. In connection with this consolidation, Americable recorded a restructuring charge of approximately $1.9 million in 1993. This charge includes approximately $600,000 for the write-off of goodwill and other non-current assets, $700,000 for the reassessment of the carrying value of inventory and receivables, and $600,000 for lease and severance obligations and other related expenses.

NOTE 6 - INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES
    The Company's unconsolidated subsidiaries consist of its investments in
Michael Foods and CorVel.    The following is summarized balance sheet
information of the Company's unconsolidated subsidiaries as of December 31, 1995. The summarized income statement information for Michael Foods is for the year ended December 31, 1995. CorVel has a fiscal year end of March 31. The summarized income statement information for CorVel is for the twelve month period ended December 31, 1995 (in thousands):


                               Michael Foods                CorVel
------------------------------------------------------------------
Current assets                  $    102,971           $    36,739
Noncurrent assets                    256,256                15,514
Current liabilities                   60,876                 8,696
Noncurrent liabilities               118,256                   765
Revenues                             536,627               106,814
Gross profit                          81,975                19,640
Net income                            17,591                 7,038


    At December 31, 1995, the fair value of the Company's investment in Michael Foods and CorVel, based on the closing market prices, was approximately $85.8 million and $60 million, respectively. In January 1996, the Company sold 350,000 shares of its CorVel stock for approximately $11 million reducing its ownership percent to 27%.

    At December 31, 1995, consolidated retained earnings includes approximately $14.9 million of unremitted earnings related to the Company's investment in unconsolidated subsidiaries.

NOTE 7 - NET ASSETS HELD FOR SALE
    In March 1991, the Company announced its intention to sell its remaining non-computer related manufacturing company, Eagle Engineering and Manufacturing, Inc. The Company has recorded the net assets related to this subsidiary in the balance sheet under the caption "Net Assets Held For Sale." Operating results of this subsidiary are not material.

NOTE 8 - NOTES PAYABLE AND LONG-TERM DEBT
    At December 31, 1995, the Company maintained a revolving credit agreement with its principal bank which provides for borrowings up to $6.5 million due in January 1996. Following the sale of CorVel stock discussed in Note 6, this credit facility was not renewed. The Company had no borrowings under its line of credit during the year ended December 31, 1995.

    Americable and Transition maintain a revolving line of credit and term loan facility which provides borrowings up to $5.5 million due in May 1996. Borrowings under this facility are based on eligible accounts receivable and inventory with interest at prime plus 1.5% (10% at December 31, 1995). Amounts outstanding under the revolving line of credit at December 31, 1995 are classified within notes payable to bank. The term loan bears interest at 10.665% and is payable in monthly principal installments of $36,000 with a final
                                            F-9
installment of $893,000 due in May 1996. The credit agreement includes certain restrictive covenants including minimum net worth requirements, limitations on additional indebtedness and liens and minimum interest coverage. At December 31, 1995 Americable and Transition were in compliance with the covenants of this agreement.

    Subordinated debentures are unsecured and due in varying monthly installments through 2004. Weighted average interest of 9.6% and 10.0% at December 31, 1995 and 1994, respectively, is payable monthly, quarterly or at maturity. Under the terms of the reorganization agreement with Michael Foods described in Note 2, all of the outstanding debentures on the effective date of reorganization will be effectively assumed by Michael Foods. To the extent the reorganization is not completed, there are no assurances that future reinvested and newly sold debentures will equal or exceed redemptions. In the event that redemptions substantially exceed reinvested debentures, the Company would be required to fund scheduled maturities through existing cash on hand and asset sales. At December 31, the carrying value of long-term debt , which approximates fair value, consists of (in thousands):


                                         1995             1994
--------------------------------------------------------------
Subordinated debentures           $    41,234      $    41,422
Revolving line of credit                   --            2,107
Term note payable                       1,071            1,500
Other                                     175               32
                                  ----------------------------
                                       42,480           45,061
Less current maturities                13,161           12,547
                                  ----------------------------
                                  $    29,319      $    32,514
                                  ============================

Aggregate minimum annual principal payments of long-term debt at December 31, 1995, are as follows (in thousands):


Years ending December 31,
-----------------------------------
1996                    $    13,161
1997                          9,816
1998                          4,891
1999                          5,086
2000                          4,448
2001 and thereafter           5,078
                        -----------
                        $    42,480
                        ===========

NOTE 10 - INCOME TAXES
    The Company and its consolidated subsidiaries file a consolidated federal income tax return and separate state income tax returns, where legally required. The provision (benefit) for consolidated income taxes consists of the following (in thousands):


                                 1995           1994           1993
-------------------------------------------------------------------
Current
    Federal               $        --     $       --      $       --
    State                          20             20             20
                          -----------------------------------------
                                   20             20             20
                          -----------------------------------------

Deferred
    Federal                    (1,009)        (1,360)        (1,525)
    State                        (211)          (310)          (265)
                          -----------------------------------------
                               (1,220)        (1,670)        (1,790)
                          -----------------------------------------
                          $    (1,200)    $   (1,650)    $   (1,770)
                          =========================================


The following is a reconciliation of income taxes at the federal statutory rate to the effective rate:


Years ended December 31,                 1995       1994       1993
-------------------------------------------------------------------
Federal statutory rate                  (34.0)%    (34.0)%    (34.0)%
State income taxes                       (5.3)      (5.8)      (3.8)
Losses producing no current benefit       4.0        5.4       10.0
Prior year overaccruals                   ---        ---       (1.0)
Goodwill amortization                     1.7        1.1         .8
Other                                      .6         .2         .2
                                        ---------------------------
                                        (33.0)%    (33.1)%    (27.8)%
                                        ===========================


    To the extent the Company's financial reporting basis in its investment in unconsolidated subsidiaries exceeds its tax basis, and is not expected to be realized in a tax-free manner, the Company records a deferred income tax liability. In 1993, the Company determined that all future dispositions of Michael Foods holdings may not be completed in a tax-free manner. Accordingly, the Company recorded a deferred tax liability of approximately $18.7 million related to the accounting for temporary differences between financial and tax reporting of its investment in Michael Foods.

    At December 31, 1995, the deferred tax liability includes temporary differences related to the Company's share of Michael Foods public offering proceeds and other equity transactions of $15 million, and income taxes recorded on equity in earnings of Michael Foods of $2.7 million in 1995, $2.3 million in 1994, and $3.7 million in 1993. In addition, at December 31, 1995, the deferred tax liability includes the initial tax effect of $2.7 million for the difference in the financial reporting and tax basis of the Company's investment in CorVel following its initial public offering along with income taxes recorded on the equity in earnings of CorVel of $1 million in 1995, $845,000 in 1994, and $690,000 in 1993.

    As described in Note 2, the Company has entered into a reorganization agreement with Michael Foods under which it may realize its investment in Michael Foods in a tax-free manner. The agreement can be terminated by either party under various circumstances. Accordingly, the Company has continued to carry a deferred tax liability related to its investment in Michael Foods.

    The tax effects of the cumulative temporary differences resulting in the net deferred tax liability at December 31, are as follows (in thousands):


                                              1995             1994
-------------------------------------------------------------------
Investment in Michael Foods           $    (23,692)    $    (21,014)
Investment in CorVel                        (5,791)          (4,868)
Accrued expenses not
    deductible until paid                    2,175            2,092
Capital loss carryforwards                   1,254               --
Net operating loss carryforwards             6,050            4,651
Other                                       (1,931)          (1,566)
                                      -----------------------------

                                           (21,935)         (20,705)
Valuation allowance                             --             (520)
                                      -----------------------------
                                      $    (21,935)    $    (21,225)
                                      =============================


    At December 31, 1994, the valuation allowance represents a reserve for foreign net operating loss carryforwards that are not expected to be realized in the future. In addition, at December 31, 1995, the Company had federal net operating loss and capital loss carryforwards for income tax purposes of approximately $17 million and $3.2 million, respectively. These amounts have been recognized for financial reporting purposes. The net operating loss carryforwards begin to expire in the year 2006 while the capital loss carryforwards expire in the year 2000.

NOTE 11 - STOCK OPTION PLANS
    The Company maintains an incentive stock option plan and a non-qualified stock option plan for various executive officers (none of whom are presently officers of the Company). The Company also maintains a non-qualified stock option plan for other officers, directors and key employees. Activity under the stock option plans for the years ended December 31, is as follows:


                                         1995          1994          1993
-------------------------------------------------------------------------
Outstanding, beginning of year        631,700       656,600       656,600
Exercised:
    $.94/share                        (10,000)           --            --
Canceled:
    $8.75/share                            --       (24,900)           --
                                  ---------------------------------------
Outstanding, end of year              621,700       631,700       656,600
                                  =======================================

Exercisable, end of year:
    Number of shares                  621,700       625,880       634,140
    Exercise price per share             $.94          $.94          $.94
                                    to $10.12     to $10.12     to $10.12


NOTE 12 - COMMITMENTS
    The Company and its subsidiaries lease certain equipment and facilities under operating leases. Minimum rental payments under such leases, which expire at various dates through 2008, are as follows (in thousands):


Years ending December 31,
-------------------------------------
1996                         $    621
1997                              423
1998                              344
1999                              351
2000                              249
2001 and thereafter               223

                                            F-13

    Certain of the leases provide for payment of taxes and other expenses. Total rent expense on all leases including month-to-month leases was $921,000 in 1995, $720,000 in 1994, and $884,000 in 1993.

NOTE 13 - EMPLOYEE RETIREMENT PLAN
    The Company maintains an incentive savings plan for its employees and employees of its wholly owned subsidiaries. Full-time employees that meet certain requirements are eligible to participate in the plan. Contributions are made annually, primarily at the discretion of the Company's Board of Directors. Contributions of $158,000, $149,000, and $140,000, were charged to operations in the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE 14 - RELATED PARTY TRANSACTION
    The Company has an unsecured note receivable from a shareholder and former chairman of the board of $257,872 at December 31, 1995. The note bears interest at the Company's principal bank's reference rate plus 1% (9.5% at December 31, 1995). A principal payment of $150,000 was made in December 1995.

NOTE 15 - FOURTH QUARTER RESULTS
    In the fourth quarter of 1993, the Company recorded losses of approximately $7.7 million along with a net deferred tax provision of approximately $3.1 million related to its investment in Michael Foods and $1.9 million of restructuring charges in connection with the consolidation of Americable's Canadian operations. The net effect of these adjustments in the fourth quarter was to increase the net loss in 1993 by $12.8 million, or $1.36 per share.

NOTE 16 -GEOGRAPHIC AREA AND  BUSINESS SEGMENT INFORMATION
    Prior to 1994, the Company's foreign operations included Americable's Canadian subsidiary, Adanac Cable, Ltd. which was closed in December 1993, as discussed in Note 5. In 1993, foreign operations consisted of revenues of $4.6 million and an operating loss of $195,000.

    The Company, through Transition, has international export sales throughout the world. Substantially all of the export sales are denominated in U.S. dollars. Revenues classified by major geographic area are as follows:


Years ended December 31, (in thousands)        1995       1994       1993
-------------------------------------------------------------------------
Revenues from unaffiliated customers in the
   United States                          $  49,668   $  43,020   $  43,616
   Europe                                     3,363       2,737       2,230
   Other                                      1,860       1,436         910
                                          ---------------------------------

                                          $  54,891   $  47,193   $  46,756
                                          =================================


Report of Independent Certified Public Accountants

Board of Directors and Shareholders of North Star Universal, Inc.

    We have audited the accompanying consolidated balance sheets of North Star Universal, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.
    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North Star Universal, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.
    As discussed in Note 2 to the consolidated financial statements effective January 1, 1993, the Company changed its method of accounting for income taxes.

Minneapolis, Minnesota
February 15, 1996

                                                      /s/GRANT THORNTON LLP

                                  REPORT OF
                   INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                 ON SCHEDULE



Board of Directors and Shareholders
North Star Universal, Inc.

    In connection with our audit of the consolidated financial statements of North Star Universal, Inc. and Subsidiaries referred to in our report dated February 15, 1996. We have also audited Schedule II for each of the three years in the period ended December 31, 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                         /s/ GRANT THORNTON LLP


Minneapolis, Minnesota
February 15, 1996

                   North Star Universal, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         For the Years Ended December 31,
                                  (In thousands)

                                        Additions
                                  ------------------------
                     Balance at   Charged to    Charge to                               Balance
                     Beginning     Cost and       Other                                  at End
                      of Year     Expenses       Accounts   Deductions(1)   Other(2)     of Year
                     ----------   ----------   -----------   ---------      -----        -------
Allowance for
Doubtful Accounts
-----------------

1993                       $315         $270         --          $(92)       $(34)        $459

1994                        459           49         --          (126)         --          382

1995                        382          135         --           (68)        (49)         400



(1)  Write-off of accounts as uncollectible.
(2)  Represents effect of restructuring charges and discontinued operations.

           Unaudited Pro Forma Condensed Combined Financial Statements

The following Unaudited Pro Forma Condensed Combined Financial Statements of Michael Foods, Inc. ("Michael Foods") are prepared to reflect the probable merger between Michael Foods, Inc. and North Star Universal, Inc.
("North Star"), as described in Note 2 to the North Star consolidated financial statements.

The merger between Michael Foods and North Star contemplates that prior to the merger North Star will contribute its primary operations and its investment in CorVel Corporation ("CorVel") to a new holding company, ENStar Inc. ("ENStar"). The combined historical financial statements of the entities that North Star will contribute to ENStar are contained in the columns labeled ENStar Historical. At the time of the merger, North Star will distribute, in the form of a tax free dividend, the shares of ENStar to the North Star shareholders.

The pro forma balance sheet and pro forma statement of earnings of North Star give effect to the distribution of ENStar, as if the distribution had occurred at December 31, 1995 and January 1, 1995, respectively. The unaudited pro forma condensed combined balance sheet and unaudited pro forma condensed combined statement of earnings of Michael Foods have been prepared as if the merger occurred on December 31, 1995 and January 1, 1995, respectively.

Assumptions underlying the pro forma adjustments are described in the accompanying notes which should be read in conjunction with these pro forma statements. These statements should be read in conjunction with the other financial statements of North Star, Michael Foods, ENStar, and CorVel and the notes thereto. The pro forma statements do not purport to be indicative of the actual results of operations which would have occurred had the distribution and merger described above occurred at the beginning of the period, or of the future results of operations which may be obtained by the distributed or combined companies.

                        Unaudited Pro Forma Condensed Combined Balance Sheet
                                      December 31, 1995
                                       (in thousands)

                                                                                  Michael                       Michael
                                    North Star       ENStar       North Star       Foods                         Foods
                                    Historical     Historical     Pro Forma      Historical     Adjustments    Pro Forma
                                    ----------     ----------     ----------     ----------     -----------    ----------
        ASSETS
Current Assets
  Cash and cash equivalents             $3,369           $246         $3,123         $1,921        $11,050  A     $ 1,921
                                                                                                   (14,173) A
  Accounts receivable, net               8,784          8,784             --         40,583             --         40,583
  Inventories                            6,631          6,631             --         58,845             --         58,845
  Prepaid expenses and other               274            274             --          1,622             --          1,622
  Net assets held for sale               1,032          1,032             --             --             --             --
                                    ----------     ----------     ----------     ----------     ----------     ----------
  Total current assets                  20,090         16,967          3,123        102,971         (3,123)       102,971

Property and equipment, net              1,453          1,453             --        184,141             --        184,141
Investment in Michael Foods             68,526             --         68,526             --        (68,526) B          --
Investment in CorVel                    15,016         11,682          3,334             --         (3,334) A          --
Goodwill, net                            4,960          4,960             --         57,829             --         57,829
Other assets                               189            189             --         14,286           (800) D      13,486
                                    ----------     ----------     ----------     ----------     ----------     ----------
                                      $110,234        $35,251        $74,983       $359,227       $(75,783)      $358,427
                                    ==========     ==========     ==========     ==========     ==========     ==========
    LIABILITIES AND
   STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable                           $937           $937     $       --     $       --             --       $     --
  Current portion of long-term debt     13,161          1,088         12,073         11,731        (12,073) A      11,731
  Accounts payable                       5,239          5,239             --         27,362             --         27,362
  Accrued liabilities                    5,163          5,163             --         21,783             --         21,783
                                    ----------     ----------     ----------     ----------     ----------     ----------
    Total current liabilities           24,500         12,427         12,073         60,876        (12,073)        60,876

Long-term debt                          29,319            158         29,161         89,690            400  C     117,151
                                                                                                    (2,100) A
Deferred income taxes                   21,935          2,972         18,963         28,566         (1,452) A      28,566
                                                                                                   (17,511) B
Stockholders' equity                    34,480         19,694         14,786        180,095          9,168  A     180,095
                                                                                                    (9,168) B
                                                                                                   (14,786) B

Retired Michael shares                      --             --             --             --        (27,061) B     (28,261)
                                                                                                      (400) C
                                                                                                      (800) D
                                    ----------     ----------     ----------     ----------     ----------     ----------

  Total stockholders' equity            34,480         19,694         14,786        180,095        (43,047)       151,834
                                    ----------     ----------     ----------     ----------     ----------     ----------
                                      $110,234        $35,251        $74,983       $359,227       $(75,783)      $358,427
                                    ==========     ==========     ==========     ==========     ==========     ==========

                                            S-4

                   Unaudited Pro Forma Condensed Combined Statement of Earnings
                                   Year ended December 31, 1995
                            (in thousands except per share amounts)

                                                                                  Michael                       Michael
                                    North Star       ENStar       North Star       Foods                         Foods
                                    Historical     Historical     Pro Forma      Historical     Adjustments    Pro Forma
                                    ----------     ----------     ----------     ----------     -----------    ----------
Revenues                               $54,891        $54,891        $    --       $536,627        $    --       $536,627
Operating and product costs             39,525         39,525             --        454,652             --        454,652
                                    ----------     ----------     ----------     ----------     ----------     ----------
  Gross profit                          15,366         15,366             --         81,975             --         81,975

Selling, general, and
  administrative expenses
                                        14,882         14,333            549         45,729           (449) E      45,829
                                    ----------     ----------     ----------     ----------     ----------     ----------
    Operating income (loss)                484          1,033           (549)        36,246            449         36,146

Interest expense, net                   (4,120)          (247)        (3,873)        (7,635)           400  F     ( 9,531)
                                                                                                     1,577  G
                                    ----------     ----------     ----------     ----------     ----------     ----------

Income (loss) before income taxes
  and equity in earnings (loss)
  of unconsolidated subsidiaries        (3,636)           786         (4,422)        28,611          2,426         26,615

Income tax expense (benefit)            (1,200)           405         (1,605)        11,020            923  H      10,338
                                    ----------     ----------     ----------     ----------     ----------     ----------
Income (loss) before equity
  in earnings of unconsolidated
  subsidiaries                          (2,436)           381         (2,817)        17,591          1,503         16,277

Equity in earnings of
  unconsolidated subsidiaries            5,526          1,191          4,335             --         (4,335) I          --
                                    ----------     ----------     ----------     ----------     ----------     ----------
Income (loss) from continuing
  operations                            $3,090         $1,572         $1,518        $17,591        $(2,832)       $16,277
                                    ==========     ==========     ==========     ==========     ==========     ==========
Income (loss) per share -
  Continuing Operations                                                               $0.91                         $0.97
Weighted average shares
outstanding                                                                          19,328         (2,561) J      16,767

Pro forma income per share -
continuing operations                                   $0.49  K
Pro forma weighted average
shares outstanding                                      3,217  K


                  NOTES TO THE UNAUDITED PRO FORMA CONDENSED
                        COMBINED FINANCIAL STATEMENTS

A. To record the January 1996 sale of 350,000 shares of CorVel by North Star for $11,050,000, to recognize the related gain which will be offset against existing net operating loss carryforwards and to eliminate the related deferred income tax liability. These proceeds ($11,050,000), together with the cash and cash equivalents of North Star ($3,123,000), are then applied to eliminate a portion of long-term debt and all current maturities of North Star.
B. To reflect the merger between North Star, after the distribution of ENStar, and Michael Foods, which results in Michael Foods retiring 2,560,594 shares of common stock by assuming long-term indebtedness of $27,061,000. This entry also eliminates North Star's current equity in Michael Foods, the related deferred income taxes as well as the gain recognized on the sale of CorVel shares.
C. To apply fair value purchase accounting to the debenture debt acquired by Michael Foods as a part of the merger. This debenture debt has an effective interest rate of approximately 10% and is assumed to be retired and replaced with 7% debt six months after the merger. See adjustments F. and G. below.
D. To reclassify deferred merger transaction costs of Michael Foods as additional cost of the retired Michael shares.
E. To eliminate North Star's nonrecurring corporate general and administrative expenses related to the merger transaction of $249,000 and to reflect reduced compensation levels by $200,000. North Star's continuing costs are the costs of the debenture program which are born by Michael Foods.
F. To record the amortization of the fair market value adjustment recorded by Michael Foods related to the debenture debt acquired. (See adjustment C. above.)
G. To adjust interest expense related to the debenture debt acquired assuming the 10% debenture debt, net of the cash acquired, is retired and replaced with 7% indebtedness for the last six months of the year.
H. To adjust income tax expense based on Michael Foods effective income tax rate for the year ended December 31, 1995.
I. To eliminate North Star's equity in earnings in unconsolidated subsidiaries for Michael Foods and the portion attributable to the CorVel shares sold in January 1996.
J. To reduce the common shares outstanding for the number of shares repurchased by Michael Foods as a result of the merger. The number of shares retired was computed based on the following: net debenture debt acquired of $27,061,000 divided by the average closing price during the twenty day period ending on the third trading day prior to December 31, 1995 (the formula in the merger agreement), which was $11.55 and is reduced by the negotiated discount factor of 8.5%.
K. To reflect the pro forma income per share of ENStar utilizing the weighted average number of shares outstanding at North Star for the year ended December 31, 1995. The calculation assumes one share of ENStar will be distributed to each holder of three shares of North Star.

Michael Foods, Inc. and Subsidiaries
Consolidated Balance Sheets

December 31,                                                          1995                1994
----------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents...............................   $  1,921,000        $  1,641,000
   Accounts receivable, less allowances....................     40,583,000          36,622,000
   Inventories.............................................     58,845,000          54,631,000
   Prepaid expenses and other..............................      1,622,000           1,091,000
                                                              --------------------------------
      Total current assets.................................    102,971,000          93,985,000
PROPERTY, PLANT AND EQUIPMENT - AT COST
   Land....................................................      4,117,000           4,149,000
   Buildings and improvements..............................     95,109,000          93,807,000
   Machinery and equipment.................................    203,557,000         182,805,000
                                                              --------------------------------
                                                               302,783,000         280,761,000
   Less accumulated depreciation...........................    118,642,000          99,702,000
                                                              --------------------------------
                                                               184,141,000         181,059,000
OTHER ASSETS
   Goodwill, net...........................................     57,829,000          47,439,000
   Net assets held for sale................................      4,431,000           7,761,000
   Other...................................................      9,855,000           6,401,000
                                                              --------------------------------
                                                                72,115,000          61,601,000
                                                              --------------------------------
                                                              $359,227,000        $336,645,000
                                                              ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt....................   $ 11,731,000        $ 11,809,000
   Accounts payable........................................     27,362,000          26,360,000
   Accrued compensation....................................      6,543,000           5,168,000
   Accrued insurance.......................................      6,945,000           6,326,000
   Other accrued expenses..................................      7,095,000           7,633,000
   Deferred income taxes...................................      1,200,000           3,100,000
                                                              --------------------------------
      Total current liabilities............................     60,876,000          60,396,000

LONG-TERM DEBT, less current maturities....................     89,690,000          88,795,000
DEFERRED INCOME TAXES......................................     28,566,000          21,425,000
CONTINGENCIES..............................................              -                   -
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value,
     3,000,000 shares authorized, none issued..............              -                   -
   Common stock, $.01 par value, 25,000,000 shares authorized, shares
     issued 19,332,001 in 1995 and 19,915,489 in 1994......        193,000             199,000
   Additional paid-in capital..............................    112,374,000         117,640,000
   Retained earnings.......................................     67,528,000          53,801,000
   Treasury stock, 613,912 shares held in 1994 - at cost...              -          (5,611,000)
                                                              --------------------------------
      Total stockholders' equity...........................    180,095,000         166,029,000
                                                              --------------------------------
                                                              $359,227,000        $336,645,000
                                                              ================================

The accompanying notes are an integral part of these statements.
                                            S-7

Michael Foods, Inc. and Subsidiaries
Consolidated Statements of Earnings

YEARS ENDED DECEMBER 31,                                     1995           1994           1993
-----------------------------------------------------------------------------------------------
Net sales........................................    $536,627,000   $505,965,000   $474,783,000
Cost of sales....................................     454,652,000    430,917,000    414,965,000
                                                     ------------------------------------------
   Gross profit..................................      81,975,000     75,048,000     59,818,000
Selling, general and administrative expenses.....      45,729,000     41,851,000     39,122,000
Disposal of product line.........................               -              -     22,769,000
Restructuring charges............................               -              -     11,164,000
                                                     ------------------------------------------
                                                       45,729,000     41,851,000     73,055,000
                                                     ------------------------------------------
   Operating profit (loss).......................      36,246,000     33,197,000    (13,237,000)
Interest (income) expense
   Interest expense..............................       7,917,000      8,842,000      9,210,000
   Interest capitalized..........................        (172,000)      (304,000)      (116,000)
                                                     ------------------------------------------
                                                        7,745,000      8,538,000      9,094,000
   Interest income...............................        (110,000)       (40,000)      (731,000)
                                                     ------------------------------------------
                                                        7,635,000      8,498,000      8,363,000
                                                     ------------------------------------------
      Earnings (loss) before income taxes........      28,611,000     24,699,000    (21,600,000)
Income tax expense (benefit).....................      11,020,000      9,510,000     (5,280,000)
                                                     ------------------------------------------
      NET EARNINGS (LOSS)........................    $ 17,591,000   $ 15,189,000   $(16,320,000)
                                                     ==========================================
      NET EARNINGS (LOSS) PER SHARE..............    $        .91   $        .79   $       (.84)
                                                     ==========================================
Weighted average shares outstanding..............      19,328,000     19,315,000     19,416,000
                                                     ==========================================


The accompanying notes are an integral part of these statements.

Michael Foods, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

                                              ADDITIONAL                                  TOTAL
                          COMMON STOCK           PAID-IN    RETAINED    TREASURY  STOCKHOLDERS'
                     ----------------------
                     SHARES ISSUED   AMOUNT      CAPITAL    EARNINGS       STOCK         EQUITY
------------------------------------------------------------------------------------------------
Balance at
  January 1, 1993....   19,915,489 $199,000 $117,640,000 $62,681,000 $(3,483,000) $177,037,000
  Purchase of shares
    for treasury.....            -        -            -           -  (1,828,000)   (1,828,000)
  Net loss...........            -        -            - (16,320,000)          -   (16,320,000)
  Cash dividends.....            -        -            -  (3,886,000)          -    (3,886,000)
                        -----------------------------------------------------------------------
Balance at
  December 31, 1993..   19,915,489  199,000  117,640,000  42,475,000  (5,311,000)  155,003,000
  Purchase of shares
    for treasury.....            -        -            -           -    (300,000)     (300,000)
  Net earnings.......            -        -            -  15,189,000           -    15,189,000
  Cash dividends.....            -        -            -  (3,863,000)          -    (3,863,000)
                        ------------------------------------------------------------------ ----
Balance at
  December 31, 1994..   19,915,489  199,000  117,640,000  53,801,000  (5,611,000)  166,029,000
  Treasury stock retired  (613,912)  (6,000)  (5,605,000)          -   5,611,000             -
  Incentive plan stock
    compensation.....       30,424        -      339,000           -           -       339,000
  Net earnings.......            -        -            -  17,591,000           -    17,591,000
  Cash dividends.....            -        -            -  (3,864,000)          -    (3,864,000)
                        -----------------------------------------------------------------------
Balance at
  December 31, 1995..   19,332,001 $193,000 $112,374,000 $67,528,000 $         -  $180,095,000
                        =======================================================================


The accompanying notes are an integral part of these statements.

Michael Foods, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

YEARS ENDED DECEMBER 31,                                      1995          1994           1993
------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings (loss)...............................   $17,591,000   $15,189,000   $(16,320,000)
  Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities:
    Depreciation....................................    22,461,000    21,616,000     22,446,000
    Amortization....................................     1,575,000     1,633,000      1,741,000
    Deferred income taxes...........................     5,241,000     6,095,000     (7,660,000)
    Disposal of product line........................             -   (10,820,000)    22,769,000
    Restructuring charges...........................             -      (525,000)    11,164,000
    Incentive plan stock compensation...............       339,000             -              -
    Cash provided from changes in
      working capital employed, net of effect
      of disposal of product line and
      restructuring charges:
      Accounts receivable...........................    (3,961,000)   (3,535,000)       392,000
      Inventories...................................    (4,214,000)   (5,493,000)     2,968,000
      Prepaid expenses and other....................      (531,000)      188,000       (122,000)
      Accounts payable..............................     1,002,000     5,824,000      3,440,000
      Accrued expenses..............................     1,456,000     1,706,000      2,708,000
                                                       -----------------------------------------
        Total adjustments...........................    23,368,000    16,689,000     59,846,000
                                                       -----------------------------------------
Net cash provided by operating activities...........    40,959,000    31,878,000     43,526,000
Cash flows from investing activities:
  Capital expenditures..............................   (23,782,000)  (22,839,000)    (8,669,000)
  Sale of net assets held for sale..................       889,000     1,786,000              -
  Business acquisition and other assets.............   (15,419,000)   (1,840,000)    (3,194,000)
                                                       -----------------------------------------
Net cash used in investing activities...............   (38,312,000)  (22,893,000)   (11,863,000)
Cash flows from financing activities:
  Payments on long-term debt........................  (100,806,000) (100,604,000)  (109,713,000)
  Proceeds from long-term debt......................   102,303,000    97,200,000     77,923,000
  Purchase of shares for treasury...................             -      (300,000)    (1,828,000)
  Cash dividends....................................    (3,864,000)   (3,863,000)    (3,886,000)
                                                       -----------------------------------------
Net cash used in financing activities...............    (2,367,000)   (7,567,000)   (37,504,000)
                                                       -----------------------------------------
Net increase (decrease) in cash and cash equivalents       280,000     1,418,000     (5,841,000)
Cash and cash equivalents at beginning of year......     1,641,000       223,000      6,064,000
                                                       -----------------------------------------
Cash and cash equivalents at end of year............   $ 1,921,000    $1,641,000    $   223,000
                                                       =========================================
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest........................................   $ 8,183,000    $8,853,000    $ 9,445,000
    Income taxes....................................     6,363,000     4,432,000      3,858,000

The accompanying notes are an integral part of these statements.
                                            S-10

Michael Foods, Inc. and Subsidiaries
Notes To Consolidated Financial Statements

NOTE A
SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES
Michael Foods, Inc. (the "Company") is a holding company which, through its operating subsidiaries, is engaged in the food processing and distribution business primarily throughout the United States. Principal products, as a percent of 1995 sales, before the effect of intercompany sales of 6%, are egg products 42%, refrigerated distribution 34%, fresh and frozen potato products 16%, ice milk mix, ice cream mix and milk 14%.
   At December 31, 1995, North Star Universal, Inc. ("NSU") held 7,354,950 shares of the issued and outstanding common stock of the Company or 38.0%. Certain directors of the Company are also officers and directors of NSU.

1. PRINCIPLES OF CONSOLIDATION AND FISCAL YEAR
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated. In 1994, the Company began utilizing a fifty-two, fifty-three week fiscal year ending on the Saturday nearest to December 31. For clarity of presentation, the Company has described all periods as if the year end is December 31.

2. CASH AND CASH EQUIVALENTS
The Company considers highly liquid temporary investments with original maturities of three months or less to be cash equivalents.

3. INVENTORIES
Inventories other than flocks, raw potatoes, and potato products are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful life of generally 1 to 2 years assuming no salvage value. Raw potatoes and potato products are stated at the lower of average cost for the year in which produced or at market.

Inventories consist of the following:

DECEMBER 31,                             1995               1994
----------------------------------------------------------------
Raw materials and supplies.....   $16,597,000        $15,327,000
Work in process and
   finished goods..............    19,848,000         16,233,000
Flocks.........................    22,400,000         23,071,000
                                  ------------------------------
                                  $58,845,000        $54,631,000
                                  ==============================


4. DEPRECIATION
Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on the straight-line basis. Estimated service lives range from 10-40 years for buildings and improvements and 3-10 years for machinery and equipment.

5. GOODWILL AND AMORTIZATION
Goodwill has resulted from various acquisitions made by the Company. All acquisitions were accounted for as purchases and the excess of the total acquisition cost over the fair value of the net assets acquired was recorded as goodwill. Currently, goodwill is amortized on the straight-line basis over 40 years. Accumulated amortization was $9,415,000 and $7,330,000 at December 31, 1995 and 1994, respectively. The Company maintains separate financial records for each of its acquired entities and performs periodic strategic and long-range planning for each entity. The Company evaluates its goodwill annually to determine potential impairment by comparing the carrying value to the undiscounted future cash flows of the related assets. The Company modifies the life or adjusts the value of a subsidiary's goodwill if an impairment is identified. See note D for an impairment identified during 1993.

6. NEW ACCOUNTING STANDARDS
The Financial Accounting Standards Board has issued two accounting standards which the Company is required to adopt January 1, 1996. The first standard establishes guidance on when and how to measure impairment of long-lived assets, certain identifiable intangibles, and how to value long-lived assets to be disposed of. The second standard establishes accounting and reporting for stock-based compensation plans. This standard permits the Company to select the new fair value based method of accounting for employee stock options or the existing intrinsic value method which the Company currently follows. The Company intends to continue to use the intrinsic value method which will require additional footnote disclosures concerning its stock-based compensation plans. Management believes the adoption of these new accounting standards will not have a material effect on the Company's financial statements.

NOTE B
MERGER AND SHARE REPURCHASE
On December 21, 1995, the Company entered into a merger agreement with NSU, a 38.0% stockholder of the Company. The resulting publicly-held company will operate the present businesses of the Company. Under the terms of the agreement, NSU will distribute to its stockholders through a new corporation all of its operating companies and its investment in CorVel Corporation. The primary asset and liability remaining in NSU at the time of the merger will be its investment in the Company's common stock and debt in an amount ranging from $25 million to $38 million. Through the merger, the Company will effectively repurchase shares of its common stock from NSU based on the amount of debt assumed. The number of shares reacquired will be based on the actual amount of debt assumed divided by the average trading price for a period of time prior to the merger, reduced by a discount ranging from 8-10%. The remaining Company shares, which are not reacquired by the Company, will be effectively distributed tax-free, to the NSU stockholders.
   The transaction is subject to approval by the stockholders of both companies and the receipt of a favorable ruling from the Internal Revenue Service that the transaction is tax-free to both stockholder groups. The agreement can be terminated by either party under various circumstances. The transaction is expected to close in mid-1996. The effective share repurchase will decrease the Company's stockholders' equity and increase indebtedness by an amount ranging from $25 million to $38 million.
                                            S-12

NOTE C
DISPOSAL OF PRODUCT LINE
The Company invested in a joint venture with an unrelated company for the purpose of producing reduced cholesterol liquid whole eggs. Due to significant continuing losses and lack of adequate market acceptance, the Company decided in December 1993 to acquire the interest of its joint venture partner and cause early termination of this joint venture. Consequently, the Company recorded a one-time charge of approximately $22,769,000 and a related income tax benefit of $8,485,000 in 1993. The Company recorded the acquired partnership assets at their appraised value and included them in net assets held for sale.
   Certain of the net assets held for sale were sold during 1995 and 1994. Certain of the net assets held for sale were transferred to the Company's operating subsidiaries in 1995.
   In 1993, the revenues and expenses directly attributable to the discontinued product line were net sales of $4,664,000, cost of sales of $10,545,000, selling, general and administrative expenses of $2,505,000 and interest income of $697,000. The Company recorded a pre-tax loss directly attributable to the discontinued product line in 1993 of approximately $7,689,000.

NOTE D
RESTRUCTURING CHARGES
During the fourth quarter of 1993, the Company recorded a restructuring charge of $7,237,000 to provide for the elimination of goodwill and the significant reorganization of the operations of Sunnyside Vegetable Packing, Inc. ("Sunnyside"). In the fourth quarter of 1994, the Company ceased its efforts to restructure these operations and completed a sale of Sunnyside's remaining assets.
   During the fourth quarter of 1993, in conjunction with restructuring its egg operations, the Company recorded restructuring charges of $3,927,000, primarily related to certain egg production facilities held for sale to reflect their current net realizable value. At December 31, 1995, one of these production facilities remained held for sale.

NOTE E
LONG-TERM DEBT
Long-term debt consists of:

DECEMBER 31,                        1995              1994
----------------------------------------------------------
Revolving line of
   credit (a)............   $ 42,500,000      $ 29,400,000
9.5% senior promissory
   notes (b).............     32,000,000        38,000,000
9.85% senior promissory
   notes (c).............     14,400,000        17,200,000
10.4% senior promissory
   notes (d).............     10,000,000        12,500,000
Other....................      2,521,000         3,504,000
                            ------------------------------
                             101,421,000       100,604,000
Less current maturities..     11,731,000        11,809,000
                            ------------------------------
                            $ 89,690,000      $ 88,795,000
                            ==============================

                                            S-13

   Under the discounted cash flow method, the fair value of total long-term debt approximates $100,508,000 and $99,325,000 at December 31, 1995 and 1994,
respectively.
   Aggregate minimum annual principal payments of long-term debt maturing in years subsequent to December 31, 1995 are as follows:


YEAR ENDING DECEMBER 31,                            AMOUNT
----------------------------------------------------------
1996........................................  $ 11,731,000
1997........................................    56,225,000
1998........................................    13,588,000
1999........................................    15,609,000
2000........................................     3,513,000
Thereafter..................................       755,000
                                              ------------
                                              $101,421,000
                                              ============


(a)The Company has an unsecured revolving line of credit with its principal banks for $55,000,000 with interest at the principal banks' reference rate, or alternative variable rates, at the Company's option. At December 31, 1995, the Company had $5,500,000 outstanding at the reference rate of 8.5% and $37,000,000 outstanding at an average variable rate of 6.1%. This revolving line of credit, which matures on March 31, 1997, contains certain restrictive covenants similar to the covenants contained in the senior promissory notes. At December 31, 1995, $12,500,000 of this line was unused.
(b)The 9.5% senior promissory notes are due in varying semi-annual installments of $3,000,000 to $5,000,000 from June, 1996 through December, 1999. Interest is payable semi-annually. The notes are unsecured and contain certain restrictive covenants. The most significant covenants are: minimum net worth requirements, limitations on additional indebtedness and liens, minimum interest coverage and limitations on a change in control of the Company.
(c)The 9.85% senior promissory notes are due in annual installments of $2,800,000 from October, 1996 through October, 1999, with the remaining principal of $3,200,000 due in October, 2000. Interest is payable quarterly. The notes are unsecured and contain certain restrictive covenants similar to the covenants contained in the 9.5% senior promissory notes.
(d)The 10.4% senior promissory notes are due in annual installments of $2,500,000 from December, 1996 through December, 1999, with interest payable semi-annually. The notes are unsecured and contain certain restrictive covenants similar to the 9.5% senior promissory notes.

NOTE F
INCOME TAXES
The provision for income taxes consists of the following:


YEARS ENDED
DECEMBER 31,                      1995            1994            1993
----------------------------------------------------------------------
Current
   Federal...............   $4,893,000      $2,888,000      $1,968,000
   State.................      886,000         527,000         412,000
                           -------------------------------------------
                             5,779,000       3,415,000       2,380,000
Deferred
   Federal...............    4,804,000       5,510,000      (6,746,000)
   State.................      437,000         585,000        (914,000)
                           -------------------------------------------
                             5,241,000       6,095,000      (7,660,000)
                           -------------------------------------------
                           $11,020,000      $9,510,000     $(5,280,000)
                           ===========================================


   Included in the 1993 provision for deferred income taxes is a $1,200,000 expense resulting from the increase in enacted Federal income tax rates.
   Deferred income taxes arise from temporary differences between financial and tax reporting. The tax effects of the cumulative temporary differences resulting in the deferred tax liability are as follows:

DECEMBER 31,                   1995                  1994
---------------------------------------------------------
Depreciation........   $ 32,831,000           $33,941,000
Farm inventory
   accounting.......      4,516,000             5,726,000
AMT credit..........       (754,000)           (3,975,000)
Disposal of
   product line.....     (1,938,000)           (6,948,000)
Other...............     (4,889,000)           (4,219,000)
                       ----------------------------------
                       $ 29,766,000           $24,525,000
                       ==================================


   The following is a reconciliation of the Federal statutory income tax rate to the consolidated effective tax rate:


YEARS ENDED DECEMBER 31,       1995       1994       1993
-----------------------------------------------------------
Federal statutory rate......   35.0%      35.0%     (35.0)%
State tax effect............    3.0        2.9       (1.5)
Goodwill....................    1.7        2.0       10.8
Tax rate change.............    -          -          5.6
Other.......................   (1.2)      (1.4)      (4.3)
                               ----------------------------
                               38.5%      38.5%     (24.4)%
                               ============================


NOTE G
EMPLOYEE RETIREMENT PLANS
Full-time employees of the Company who meet service requirements are eligible to participate in the Michael Foods, Inc. Retirement Savings Plan. The Company will match up to 4% of each participant's eligible compensation. Contributions of $1,312,000, $1,256,000 and $1,088,000 were charged to operations for the years ended December 31, 1995, 1994 and 1993.

NOTE H
CONTINGENCIES
USE OF ESTIMATES
In the preparation of the Company's consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

PATENT LITIGATION
At December 31, 1995 and 1994, the Company had prepaid royalty payments of approximately $8,300,000 and $5,200,000 included in other assets related to an exclusive license agreement for the production and sale of extended shelf-life liquid egg products. These amounts have arisen as a result of the Company making payments to prosecute and defend the patents related to the exclusive license agreement. In January, 1996, the Company was informed by the U.S. Patent and Trademark Office that a patent examiner rejected the claims under one of the four process patents which are the subject of the license agreement. As the claims of the other three related process patents are reviewed, it is possible that they will be similarly rejected. Management intends to appeal the decision of the examiner and believes the validity of the patents will ultimately be upheld. During the appeal process, the patents remain valid and in full force and effect. There can be no assurance that the Company will be able to fully recover its prepaid royalty payments. If the patents are ultimately denied, the Company would continue to produce and market the products currently subject to the license agreement without incurring royalty cost.

PRODUCT LITIGATION
In the fall of 1994, a customer of the Company recalled product which was potentially contaminated and is settling claims with consumers who became ill after eating the product before the recall. The customer has filed a suit, whereby the Company is a co-defendant with other companies alleged to have supplied contaminated product to the customer's plant. The customer is seeking damages for losses incurred, as well as alleged loss of past and future profits. Management and its counsel believe the Company has substantial defenses to the allegations and believe it is unlikely the Company will incur a loss from this claim materially in excess of its insurance coverage.

OTHER LITIGATION
The Company is also engaged in routine litigation incidental to its business, which management believes will not have a material effect upon its business or consolidated financial position.

NOTE I
STOCKHOLDERS' EQUITY
In December, 1995, the Company's Board of Directors authorized the retirement of all 613,912 shares of treasury stock.
   During 1994, the Company purchased 14,562 shares of its common stock for $300,000 under the terms of a put agreement that was part of a business acquisition completed in 1989. In 1993, the Company purchased 220,600 shares of its common stock for $1,828,000 on the open market under a stock repurchase plan.
   The Company's Non-Qualified Stock Option Plan (the "Plan") was adopted by the Board of Directors in 1987. The Plan provides for the grant of options to officers and other key employees of the Company and its subsidiaries. The exercise price of the options granted is typically the fair market value at the date of grant. The ten-year options are generally not exercisable in the first year and vest ratably over the first five years.
   Option transactions under the Plan during each of the three years ended December 31, are summarized as follows:

                               NUMBER OF       OPTION PRICE
                                  SHARES          PER SHARE
                               ----------------------------
Outstanding at
   January 1, 1993...........  1,499,614       $7.11-$18.88
Granted......................    226,847         8.00-10.13
Cancelled....................    (50,231)        9.33-18.88
                               ----------------------------
Outstanding at
   December 31, 1993.........  1,676,230         7.11-18.88
Granted......................     59,000         8.13-12.25
Cancelled....................     (5,253)       10.13-17.83
                               ----------------------------
Outstanding at
   December 31, 1994.........  1,729,977         7.11-18.88
Granted......................    176,000         9.13-13.00
Cancelled....................    (17,461)        9.38-17.83
                               ----------------------------
Outstanding at
   December 31, 1995.........  1,888,516       $7.11-$18.88
                               ============================

   Options to purchase 1,556,726 shares were exercisable at December 31, 1995. The Company also has an Incentive Stock Option Plan (the "ISO Plan");
however, no shares have been granted under its provisions. The Company has reserved 2,142,500 shares for the Plan and the ISO Plan.
   The Company has adopted a Non-Qualified Stock Option Plan for Non-Employee Directors (the "Director Plan"). The Director Plan provides for 150,000 shares reserved for grant. The exercise price of the options granted is the fair market value at the date of grant. All options are exercisable one year from the date of grant and have a term of ten years.
   Option transactions under the Director Plan during each of the three years ended December 31, are summarized as follows:

                               NUMBER OF       OPTION PRICE
                                  SHARES          PER SHARE
                               ----------------------------
Outstanding at
   January 1, 1993...........     45,000       $9.67-$14.67
Granted......................     20,000        7.63- 10.13
Cancelled....................    (16,250)       9.67- 11.25
                               ----------------------------

Outstanding at
   December 31, 1993.........     48,750        7.63- 14.67
Granted......................      5,000              13.00
Cancelled....................    (11,250)             12.42
                               ----------------------------

Outstanding at
   December 31, 1994 and 1995     42,500       $7.63-$14.67
                               ============================

   No options were granted or cancelled under the Director Plan in 1995.
   The Company has an incentive compensation plan for officers. Under this plan the Company issued $339,000 of common stock to its officers in 1995.

NOTE J
MAJOR CUSTOMER
Sales to one customer accounted for 11% and 10% of consolidated net sales in 1995 and 1994.

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS







BOARD OF DIRECTORS AND STOCKHOLDERS
MICHAEL FOODS, INC.


We have audited the accompanying consolidated balance sheets of Michael Foods, Inc. and Subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.
   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michael Foods, Inc. and Subsidiaries as of December 31, 1995 and 1994 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                         /s/ GRANT THORNTON LLP


Minneapolis, Minnesota

February 14, 1996

                                 REPORT OF
                 INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                ON SCHEDULE


Board of Directors and Stockholders
Michael Foods, Inc.


   In connection with our audits of the consolidated financial statements of Michael Foods, Inc. and Subsidiaries referred to in our report dated February 14, 1996, which is included in the Annual Report to Stockholders and incorporated by reference in Part II of this form, we have also audited Schedule II for each of the three years in the period ended December 31, 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                                           /s/GRANT THORNTON LLP

Minneapolis, Minnesota
February 14, 1996

                                                                     SCHEDULE II

                      MICHAEL FOODS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS


    Col. A         Col. B           Col. C                Col. D       Col. E
                                  Additions
                                             (2)
                                  (1)     Charges to
                 Balance at    Charged to    Other                    Balance at
                 Beginning     Costs and    Accounts-    Deductions     End of
  Description    of Period     Expenses     Describe     -Describe      Period
                                                             (a)
For the Year
Ended
 December 31,
1993:

Allowance for
 Doubtful
Accounts           $446,000      $756,000          $0      $319,000     $883,000

For the Year
Ended
 December 31,
1994:

Allowance for
 Doubtful
Accounts           $883,000      $314,000          $0      $502,000     $695,000

For the Year
Ended
 December 31,
1995:

Allowance for
 Doubtful
Accounts           $695,000      $446,000          $0      $358,000     $783,000


------------------------------------
(a)  Write-offs of accounts deemed uncollectible

                                    ENStar
                (An Operating Unit of North Star Universal, Inc.)
                  Combined Statements of Operating Unit Income
                            Years ended December 31,
                     (In thousands, except per share amounts)

                                                  1995          1994          1993
                                               -----------------------------------
Revenues                                       $  54,891     $  47,193     $  46,756

Operating and product costs                       39,525        34,328        32,599
                                               -------------------------------------
  Gross profit                                    15,366        12,865        14,157

Selling, general and administrative expenses      14,333        13,567        14,182
Restructuring charges                                 --            --         1,953
                                               -------------------------------------

  Operating income (loss)                          1,033          (702)       (1,978)

Interest expense                                    (247)         (348)         (361)
                                               -------------------------------------
  Income (loss) before taxes and equity in earnings
  of unconsolidated subsidiary                       786        (1,050)       (2,339)

Income tax provision (benefit)                       405          (340)          (70)
                                               -------------------------------------
  Income (loss) before equity in earnings of
  unconsolidated subsidiary                          381          (710)       (2,269)

Equity in earnings of
  unconsolidated subsidiary                        1,191           996           745
                                               -------------------------------------

Net income (loss)                              $   1,572     $     286     $  (1,524)
                                               =====================================

Pro forma income (loss) per share              $    0.49     $    0.09     $   (0.48)
                                               =====================================


The accompanying notes are an integral part of these combined statements.

                                    ENStar
                (An Operating Unit of North Star Universal, Inc.)
           Combined Statements of Operating Unit Assets and Liabilities
                                 December 31,
                                (In thousands)

                                              1995                     1994
                                            --------------------------------
ASSETS
Current assets
   Cash and cash equivalents                $   246                  $    74
   Accounts receivable, net                   8,784                    7,516
   Inventories                                6,631                    6,083
   Prepaid expenses and other                   274                      237
   Net assets held for sale                   1,032                      714
                                            --------------------------------
      Total current assets                   16,967                   14,624

Property and equipment, net                   1,453                    1,586
Goodwill                                      4,960                    5,121
Investment in unconsolidated subsidiary      11,682                    9,627
Other                                           189                    1,285
                                            --------------------------------
                                            $35,251                  $32,243
                                            ================================
LIABILITIES AND OPERATING UNIT EQUITY
Current liabilities
   Notes payable to bank                    $   937                  $    --
   Current maturities of long-term debt       1,088                      428
   Accounts payable                           5,239                    4,232
   Accrued expenses
      Payroll related                           799                      488
      Other                                   4,364                    3,125
                                            --------------------------------
        Total current liabilities            12,427                    8,273

Long-term debt, less current maturities         158                    3,179
Deferred income taxes                         2,972                    2,615
Commitments                                      --                       --

Operating unit equity                        19,694                   18,176
                                            --------------------------------

                                            $35,251                  $32,243
                                            ================================



The accompanying notes are an integral part of these combined statements.

                                    ENStar
                (An Operating Unit of North Star Universal, Inc.)
                  Combined Statements of Operating Unit Equity
                  Years ended December 31, 1995, 1994, and 1993
                                (In thousands)



Balance at December 31, 1992                       $  17,263
   Net loss                                           (1,524)
   Effect of equity transactions of
      unconsolidated subsidiary                          152
   Effect of restructuring charges                       318
   Translation adjustment                               (198)
   Additional capital invested                         1,024
                                                   ---------

Balance at December 31, 1993                          17,035
   Net income                                            286
   Effect of equity transactions of
      unconsolidated subsidiary                           73
   Additional capital invested                           782
                                                   ---------

Balance at December 31, 1994                          18,176
   Net income                                          1,572
   Effect of equity transactions of
      unconsolidated subsidiary                           42
   Constructive dividend                                 (96)
                                                   ---------

Balance at December 31, 1995                       $  19,694
                                                   =========

















The accompanying notes are an integral part of these combined statements.

                                    ENStar
                (An Operating Unit of North Star Universal, Inc.)
                Combined Statements of Operating Unit Cash Flows
                           Years ended December 31,
                                (In thousands)

                                                          1995           1994         1993
                                                        ------------------------------------
Cash flows from operating activities
  Net income (loss)                                     $   1,572     $     286     $ (1,524)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
    Equity in earnings of unconsolidated subsidiary        (1,191)         (996)        (745)
    Non-cash restructuring charges                             --            --        1,567
    Depreciation and amortization                             837           848          715
    Deferred income taxes                                    (465)         (200)        (460)
    Translation adjustment                                     --            --         (198)
    Changes in operating assets and liabilities,
     net of effects of restructuring charges
     Accounts receivable                                   (1,268)       (1,980)         819
     Inventories                                             (548)          420         (406)
     Accounts payable, accrued expenses and other           2,520           510          162
                                                        ------------------------------------

    Net cash provided by (used in) operating activities     1,457        (1,112)         (70)
                                                        ------------------------------------

Cash flows from investing activities
    Capital expenditures                                     (543)         (541)      (1,089)
    Other                                                     778           720          532
                                                        ------------------------------------

    Net cash provided by (used in) financing activities       235           179         (557)
                                                        ------------------------------------

Cash flows from financing activities
    Proceeds from long-term debt                           56,073        48,868       23,267
    Payments on long-term debt                            (57,497)      (48,704)     (23,693)
    Additional capital invested (constructive dividends)      (96)          782        1,024
                                                        ------------------------------------

    Net cash provided by (used in) financing activities    (1,520)          946          598
                                                        ------------------------------------

  Net increase (decrease) in cash and cash equivalents        172            13          (29)

  Cash and cash equivalents at beginning of year               74            61           90
                                                        ------------------------------------

  Cash and cash equivalents at end of year              $     246     $      74     $     61
                                                        ====================================

The accompanying notes are an integral part of these combined statements.

                                     ENStar
                (an Operating Unit of North Star Universal, Inc.)
                     Notes to Combined Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS
ENStar (the "Operating Unit" or the "Unit") is an Operating Unit of North Star Universal, Inc. ("North Star"). The Operating Unit is comprised of Americable, Inc. ("Americable"), Transition Networks, Inc., ("Transition") and Eagle Engineering and Manufacturing, Inc. ("Eagle," which is included in net assets held for sale), along with an equity investment in CorVel Corporation ("CorVel") and certain other assets. At December 31, 1995, North Star owned a 35% ownership interest in CorVel and following the sale of 350,000 shares in January 1996, its ownership was reduced to 27%. The accompanying financial statements reflect a 27% ownership interest for all periods presented. The Operating Unit's investment in CorVel is accounted for as an unconsolidated subsidiary using the equity method of accounting.

Americable is a provider of connectivity and networking products and services. Transition designs, manufactures and markets connectivity devices used in network applications.

Pursuant to the terms of a reorganization agreement between North Star and Michael Foods, Inc. ("Michael Foods"), an unconsolidated subsidiary of North Star will be effectively merged with and into Michael Foods and the net assets owned by the Unit will be transferred to a newly formed corporation ENStar Inc. Under the terms of the agreement, the shares of ENStar Inc. will be declared payable in a tax free dividend to the North Star shareholders of record prior to the effective date of such reorganization and distributed immediately following the reorganization. The transaction is subject to the receipt of a favorable ruling from the Internal Revenue Service that the transactions are tax free to the shareholders of Michael Foods and North Star, the approval of both companies shareholders and other closing conditions.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES
BASIS OF PRESENTATION The accompanying combined financial statements have been prepared from the books and records of the entities and investments described in
Note 1. The combined financial statements include an allocation of general and administrative costs incurred by North Star in the management of the operating companies, investment holding and other assets of the Unit. Management believes these allocations are reasonable and present the operations of the Unit as though it was operated on a stand alone basis. Additionally, operating unit equity includes the historical equity of each entity, other net assets contributed to the Unit and intercompany payables owed to North Star. The annual net advances between the Unit and North Star are considered additional capital invested from, or constructive dividends to, North Star. Accordingly, the accompanying combined financial statements may not necessarily be indicative of the results that would have been obtained if the Unit had been operated as a stand alone entity.

Principles of Combination Significant inter-unit balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS The Unit considers its highly liquid temporary investments with original maturities of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximate fair value because of the short-term maturity of these investments.

INVENTORIES Inventories are stated at the lower of average cost (determined on a first-in, first-out basis) or market. At December 31, inventories consist of the following (in thousands):
                                                1995          1994
                                             ----------------------
Work in process and finished goods           $  4,092      $  2,864
Purchased parts                                 2,539         3,219
                                             ----------------------
                                             $  6,631      $  6,083
                                             ======================

PROPERTY AND EQUIPMENT Property and equipment are recorded at cost. Depreciation and amortization for financial reporting purposes are provided on the straight-line method over the estimated useful lives of the respective assets which are generally three to five years. At December 31, property and equipment consist of the following (in thousands):

                                                1995          1994
                                             ----------------------
Leasehold improvements                       $    304      $    276
Office and computer equipment                   3,720         3,262
                                             ----------------------
                                                4,024         3,538
Less-accumulated depreciation and amortization  2,571         1,952
                                             ----------------------

                                             $  1,453      $  1,586
                                             ======================

GOODWILL Goodwill is amortized on a straight-line basis over periods not exceeding 40 years. Accumulated amortization was $1,584,000 at December 31, 1995 and $1,423,000 at December 31, 1993. The Unit maintains separate financial records for each of its acquired entities and evaluates its goodwill annually to determine potential impairment by comparing the carrying value to the undiscounted future cash flows of the related assets. The Unit modifies the life or adjusts the value of a subsidiary's goodwill if an impairment is identified. See Note 3 for an impairment identified during 1993.

REVENUE RECOGNITION The Unit recognizes revenue from product sales at the time product is shipped to a customer. Service revenue is recognized at the time service is provided or ratably over the contractual service period.

PRO FORMA INCOME (LOSS) PER SHARE Pro forma income (loss) per share was computed based on the weighted average number of shares of North Star common stock outstanding (9,650,000, 9,704,000 and 9,438,000 in 1995, 1994 and 1993)
after giving effect to the assumed exercise of North Star's outstanding stock options for North Star common stock, except when the effects are antidilutive. This weighted average number of shares was adjusted to reflect the distribution of ENStar Inc. common stock to North Star shareholders whereby one share of ENStar Inc. common stock will be issued to each holder of three shares of North Star Common Stock. The adjusted weighted average shares outstanding, used to compute pro forma income (loss) per share, was 3,217,000, 3,235,000 and 3,146,000 in 1995, 1994 and 1993.
                                            S-27

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION The Unit increased its investment in its unconsolidated subsidiary by $70,000, $122,000 and $254,000 and operating unit equity by $42,000, $73,000 and $152,000 during 1995, 1994 and 1993, respectively, as a result of equity transactions of CorVel. In addition, the Unit had cash payments for interest of $247,000 in 1995, $348,000 in 1994, and $361,000 in 1993.

RECENTLY ISSUED ACCOUNTING STANDARDS The Financial Accounting Standards Board has issued two accounting standards which the Unit is required to adopt January 1, 1996. The first statement establishes guidance on when and how to measure impairment of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. The second standard establishes accounting and reporting for the impact of the fair value of stock-based compensation plans and permits the Unit to select the fair value based method of accounting for employee stock options or the intrinsic value method. Upon completion of the distribution described in Note 1, management intends to adopt the intrinsic value method of accounting and reporting for stock-based compensation plans. Management believes the adoption of these new accounting standards will not have a material effect on the Unit's combined financial statements.

USE OF ESTIMATES In the preparation of the Unit's combined financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

NOTE 3 - RESTRUCTURING CHARGES
In December 1993, Americable implemented a restructuring plan involving the closure of its Canadian facilities, operated by Adanac Cable, Ltd., and consolidation of its Canadian sales and customer support activities within its U.S. operations. This plan was completed in 1994. In connection with this consolidation, Americable recorded a restructuring charge of approximately $1.9 million in 1993. This charge includes approximately $600,000 for the write-off of goodwill and other non-current assets, $700,000 for the reassessment of the carrying value of inventory and receivables, and $600,000 for lease and severance obligations and other related expenses.

NOTE 4 - INVESTMENT IN UNCONSOLIDATED SUBSIDIARY
The Unit's unconsolidated subsidiary consists of its investment in CorVel, a health care services company. CorVel has a fiscal year end of March 31. The following is summarized unaudited balance sheet information of CorVel as of December 31, 1995. The summarized unaudited income statement information for CorVel is for the twelve month period ended December 31, 1995 (in thousands):

Current assets                $36,739
Noncurrent assets              15,514
Current liabilities             8,696
Noncurrent liabilities            765
Revenues                      106,814
Gross profit                   19,640
Net income                      7,038

At December 31, 1995, the combined Unit equity includes approximately $3.7 million of unremitted earnings related to the Unit's investment in CorVel. At December 31, 1995, the fair value of the Operating Unit's investment in CorVel, based on the closing market price, was approximately $46.7 million.

NOTE 5 - NET ASSETS HELD FOR SALE
In March 1991, North Star announced its intention to sell its remaining non-computer related manufacturing company, Eagle. The Unit has recorded the net assets related to this subsidiary in the balance sheet under the caption "Net Assets Held For Sale." Operating results of this subsidiary are not material.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT
Americable and Transition maintain a revolving line of credit and term loan facility which provides borrowings up to $5.5 million due in May 1996. Borrowings under this facility are based on eligible accounts receivable and inventory with interest at prime plus 1.5% (10% at December 31, 1995). Amounts outstanding under the revolving line of credit at December 31, 1995 are classified within notes payable to bank. The term loan bears interest at 10.665% and is payable in monthly principal installments of $36,000 with a final installment of $893,000 due in May 1996. The credit agreement includes certain restrictive covenants including minimum net worth requirements, limitations on additional indebtedness and minimum interest coverage. At December 31, 1995, Americable and Transition were in compliance with the covenants of this agreement. At December 31, the carrying value of long-term debt, which approximates fair value, consists of (in thousands):

                                 1995        1994
                            ---------------------

Revolving line of credit     $     --    $  2,107
Term note payable               1,071       1,500
Other                             175          --
                             --------------------
                                1,246       3,607
Less current maturities         1,088         428
                             --------------------
                             $    158    $  3,179
                             ====================

Aggregate minimum annual principal payments of long-term debt at December 31, 1995, are as follows (in thousands):

Years ending December 31,
-------------------------------------
1996                           $1,088
1997                               18
1998                               20
1999                               22
2000                               25
2001 and thereafter                73
                               ------

                               $1,246
                               ======

NOTE 7 - INCOME TAXES
The activity of the Unit has been included in the income tax return of North Star. For financial reporting purposes, the Unit has been allocated a provision for income taxes in an amount generally equivalent to the provision that would have resulted had the Unit filed separate income tax returns. The provision (benefit) for combined income taxes consists of the following (in thousands):

                                        1995        1994        1993
                                    ---------------------------------
Current:
   Federal                          $     740   $    (120)   $    330
   State                                  130         (20)         60
                                    ---------------------------------
                                          870        (140)        390
                                    ---------------------------------

Deferred:
   Federal                               (405)       (175)       (400)
   State                                  (60)        (25)        (60)
                                    ---------------------------------
                                         (465)       (200)       (460)
                                    ---------------------------------
                                    $     405   $    (340)   $    (70)
                                    =================================

The following is a reconciliation of income taxes at the federal statutory rate to the effective rate:

Years ended December 31,                 1995        1994        1993
----------------------------------------------------------------------
Federal statutory rate                   34.0%      (34.0)%     (34.0)%
State income taxes                        8.9        (4.3)         --
Losses producing no current benefit        --          --        28.4
Goodwill amortization                     7.0         5.1         2.3
Other                                     1.6         0.8         0.3
                                       -------------------------------
                                         51.5%      (32.4)%      (3.0)%
                                       ===============================

To the extent the Unit's financial reporting basis in its investment in unconsolidated subsidiaries exceeds its tax basis, and is not expected to be realized in a tax-free manner, the Unit records a deferred income tax liability. At December 31, 1995, the deferred tax liability includes the initial tax effect of $1.8 million for the difference in the financial reporting and tax basis of the Unit's investment in CorVel following its initial public offering along with income taxes recorded on the equity in earnings of CorVel of $794,000 in 1995, $664,000 in 1994, and $497,000 in 1993.

The tax effects of the cumulative temporary differences resulting in the net deferred tax liability at December 31, are as follows (in thousands):

                                        1995        1994
--------------------------------------------------------
Investment in CorVel                $  (4,339)   $ (3,517)
Accrued expenses not
  deductible until paid                 1,729       1,338
Other                                    (362)       (436)
                                    ---------------------
                                    $  (2,972)   $ (2,615)
                                    =====================

NOTE 8 - COMMITMENTS
The Unit leases certain equipment and facilities under operating leases. Minimum rental payments under such leases which expire at various dates through 2008 are as follows (in thousands):

Years ending December 31,
----------------------------------------
1996                                $621
1997                                 423
1998                                 344
1999                                 351
2000                                 249
2001 and thereafter                  223

   Certain of the leases provide for payment of taxes and other expenses.
Total rent expense on all leases including month-to-month leases was $849,000 in 1995, $823,000 in 1994, and $830,000 in 1993.

NOTE 9 - EMPLOYEE RETIREMENT PLAN
North Star maintains an incentive savings plan for its employees and employees including those of the Unit. Full-time employees that meet certain requirements are eligible to participate in the plan. Contributions are made annually, primarily at the discretion of North Star's Board of Directors. Contributions of $144,000, $138,000, $126,000, were charged to operations in the years ended December 31, 1995, 1994 and 1993.

NOTE 10 - RELATED PARTY TRANSACTION
The Unit has an unsecured note receivable from a North Star shareholder and former chairman of the board of $257,872 at December 31, 1995. The note bears interest at the Unit's principal bank's reference rate plus 1% (9.5% at December 31, 1995). A principal payment of $150,000 was made in December 1995.

NOTE 11 - GEOGRAPHIC AREA AND BUSINESS SEGMENT INFORMATION
Prior to 1994, the Unit's foreign operations included Americable's Canadian subsidiary, Adanac Cable, Ltd. which was closed in December 1993 as discussed in
Note 3. In 1993, foreign operations consisted of revenues of $4.6 million and operating loss of $195,000.

The Unit, through Transition, has international export sales throughout the world. Substantially all of the export sales are denominated in U.S. dollars. Revenues classified by major geographic area are as follows:

Years ended December 31, (in thousands)       1995        1994        1993
----------------------------------------------------------------------------
Revenues from unaffiliated customers in the
   United States                            $ 49,668    $ 43,020    $ 43,616
   Europe                                      3,363       2,737       2,230
   Other                                       1,860       1,436         910
                                            --------------------------------

                                            $ 54,891    $ 47,193    $ 46,756
                                            ================================

Report of Independent Certified Public Accountants

Board of Directors and Shareholders of North Star Universal, Inc.

   We have audited the accompanying combined statements of operating unit assets and liabilities of ENStar ("the Unit"), (an operating unit of North Star Universal, Inc.), as of December 31, 1995 and 1994, and the related combined statements of operating unit net income, operating unit equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Unit's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined operating unit assets and liabilities of ENStar as of December 31, 1995 and 1994, and the combined results of their operations and their combined cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                       /s/GRANT THORNTON LLP


Minneapolis, Minnesota
February 15, 1996

                                  REPORT OF
                   INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                 ON SCHEDULE



Board of Directors and Shareholders
North Star Universal, Inc.

    In connection with our audit of the combined financial statements of ENStar (an operating unit of North Star Universal, Inc.), referred to in our report dated February 15, 1996, we have also audited Schedule II for each of the three years in the period ended December 31, 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                         /s/ GRANT THORNTON LLP


Minneapolis, Minnesota
February 15, 1996

                                     ENStar
                 (An Operating Unit of North Star Universal, Inc.),

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         For the Years Ended December 31,
                                  (In thousands)

                                        Additions
                                  ------------------------
                     Balance at   Charged to    Charge to                               Balance
                     Beginning     Cost and       Other                                  at End
                      of Year     Expenses       Accounts   Deductions(1)   Other(2)     of Year
                     ----------   ----------   -----------   ---------      -----        -------
Allowance for
Doubtful Accounts
-----------------

1993                       $258         $220         --          $(92)       $(42)        $344

1994                        344          115         --          (126)         --          333

1995                        333          135         --          (230)         --          400



(1)  Write-off of accounts as uncollectible.
(2)  Represents effect of restructuring charges.

                              CORVEL CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME


                                                   Year Ended March 31
                                           1993           1994           1995
                                      ------------   ------------   ------------
REVENUES                              $ 61,846,000   $ 80,619,000   $ 95,783,000

COSTS AND EXPENSES
Cost of revenues                        52,788,000     67,331,000     78,950,000
General and administrative               4,899,000      6,057,000      7,186,000
Gain from sale of name, net              3,300,000
Managed care reconfiguration charge     (3,300,000)
                                      ------------   ------------   ------------
                                        57,687,000     73,388,000     86,136,000
                                      ------------   ------------   ------------
Income before income taxes               4,159,000      7,231,000      9,647,000
Income tax provision                     1,625,000      2,821,000      3,762,000
                                      ------------   ------------   ------------
NET INCOME                            $  2,534,000   $  4,410,000   $  5,885,000
                                      ============   ============   ============
Net income per common and common
equivalent share                              $.61          $1.01          $1.30
                                      ============   ============   ============

Weighted average shares outstanding      4,128,000      4,369,000      4,542,000

See accompanying notes to consolidated financial statements.

                              CORVEL CORPORATION
                         CONSOLIDATED BALANCE SHEETS

                                                                             March 31
                                                                             --------
                                                                        1994          1995
                                                                        ----          ----
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $   8,393,000  $  13,211,000
Accounts receivable (less allowance for  doubtful accounts of
$725,000 in 1994 and $825,000 in 1995)                              13,211,000     15,868,000
Prepaid taxes and expenses                                             977,000        182,000
Deferred income taxes                                                1,418,000      1,809,000
                                                                 -------------  -------------
  Total current assets                                              23,999,000     31,070,000
                                                                 -------------  -------------

PROPERTY AND EQUIPMENT, NET                                          6,926,000      8,872,000

OTHER ASSETS                                                         3,699,000      4,023,000
                                                                 -------------  -------------
                                                                 $  34,624,000  $  43,965,000
                                                                 =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts and taxes payable                                       $   2,330,000  $   2,357,000
Accrued liabilities                                                  4,090,000      4,628,000
                                                                 -------------  -------------
  Total current liabilities                                          6,420,000      6,985,000
                                                                 -------------  -------------

Deferred income taxes                                                  879,000      1,226,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

COMMON STOCK, $.0001 par value: 20,000,000 shares authorized; 4,071,195 and 4,238,250 shares issued and outstanding at March 31, 1994 and 1995, respectively

PAID IN CAPITAL                                                     21,625,000     24,169,000

RETAINED EARNINGS                                                    5,700,000     11,585,000
                                                                 -------------  -------------
  Total stockholders' equity                                        27,325,000     35,754,000
                                                                 -------------  -------------
                                                                 $  34,624,000  $  43,965,000
                                                                 =============  =============

See accompanying notes to the consolidated financial statements.
                                            S-36

                              CORVEL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                        Common
                                                       stock and                             Total
                                     Common             paid in          Retained        Shareholders'
                                  stock-shares          capital          earnings           equity
                                  ------------          -------          --------           ------
Balance - March 31, 1992           3,412,956        $17,561,000        $(1,244,000)     $  16,317,000
Stock issued under employee
stock purchase plan                   25,658            225,000                               225,000

Stock issued under employee
stock option plan and related
income tax benefits                  268,035          1,281,000                             1,281,000

Net income                                                               2,534,000          2,534,000
                               -------------      -------------      -------------      -------------
Balance - March 31, 1993           3,706,649         19,067,000          1,290,000         20,357,000

Stock issued under employee
stock purchase plan                   20,448            295,000                               295,000

Stock issued under employee
stock option plan and related
income tax benefits                  344,098          2,263,000                             2,263,000

Net income                                                               4,410,000          4,410,000
                               -------------      -------------      -------------      -------------
Balance - March 31, 1994           4,071,195         21,625,000          5,700,000         27,325,000
                               -------------      -------------      -------------      -------------

Stock issued under employee
stock purchase plan                  19,634             374,000                               374,000

Stock issued under employee
stock option plan and related
income tax benefits                 147,421           2,170,000                             2,170,000

Net income                                                               5,885,000          5,885,000
                               -------------      -------------      -------------      -------------
Balance - March 31, 1995           4,238,250       $ 24,169,000        $11,585,000     $   35,754,000
                               =============      =============      =============      =============







See accompanying notes to consolidated financial statements.

                              CORVEL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Year Ended March 31
                                                          ----------------------------------------
                                                                   1993          1994         1995
                                                          ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                               $   2,534,000 $   4,410,000 $  5,885,000
 Adjustments to reconcile net income
 to net cash provided by (used in) operating activities
  Depreciation and amortization                               1,099,000     2,363,000    2,335,000
  Deferred income taxes                                         765,000       546,000      (44,000)
  Loss on writedown and disposal of property and equipment    2,323,000        75,000       39,000
  Changes in operating assets and liabilities:
   Accounts receivable                                       (2,782,000)   (1,976,000)  (2,657,000)
   Prepaid income taxes and expenses                           (747,000      (144,000)     795,000
   Accounts and taxes payable                                   979,000       378,000       27,000
   Deferred gain on sale of name                             (4,000,000)
   Accrued liabilities                                          619,000     1,085,000      538,000
   Other assets                                                (441,000)       33,000     (425,000)
                                                          ----------------------------------------
 Net cash provided by operating activities                      349,000     6,770,000    6,493,000
                                                          ----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                         (4,292,000)   (4,406,000)  (4,219,000)
                                                          ----------------------------------------
 Net cash provided by (used in) investing activities         (4,292,000)   (4,406,000)  (4,219,000)
                                                          ----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds and tax benefits from exercise of stock options     1,506,000     2,558,000    2,544,000
                                                          ----------------------------------------
 Net cash provided by financing activities                    1,506,000     2,558,000    2,544,000

Increase/(Decrease) in Cash and Cash Equivalents             (2,437,000)    4,922,000    4,818,000
Cash and cash equivalents at beginning of year                5,908,000     3,471,000    8,393,000
                                                          ----------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                  $   3,471,000 $   8,393,000 $ 13,211,000
                                                          ========================================















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

    OTHER ASSETS:    Other assets consist primarily of the excess of the
purchase price over the estimated fair value of the net assets of businesses acquired (goodwill) and is being amortized on a straight-line basis over periods not exceeding 40 years. Goodwill amounted to $3,186,000 (net of accumulated amortization of $552,000) at March 31, 1994 and $3,344,000 (net of accumulated amortization of $652,000) at March 31, 1995.

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

    RECLASSIFICATIONS:    Certain 1993 and 1994 amounts have been reclassified
to correspond to the 1995 presentation.


NOTE B -- PROPERTY AND EQUIPMENT

    Property and equipment consists of the following at March 31:


                                                           1994                  1995
                                                           ----                  ----
Office equipment and computers                      $ 8,002,000           $11,074,000
Computer software                                     2,606,000             3,490,000
Leasehold improvements                                  246,000               356,000
                                                    ---------------------------------
                                                     10,854,000            14,920,000
Less:  accumulated depreciation and amortization      3,928,000             6,048,000
                                                    ---------------------------------
                                                    $ 6,926,000           $ 8,872,000
                                                    =================================



NOTE C -- ACCRUED LIABILITIES

    Accrued liabilities consists of the following at March 31:


                                                           1994                  1995
                                                           ----                  ----
Payroll and related benefits                        $ 2,269,000           $ 2,327,000
Self insurance reserves                               1,069,000             1,017,000
Other                                                   752,000             1,284,000
                                                    ---------------------------------
                                                    $ 4,090,000           $ 4,628,000
                                                    =================================

                                            S-40

                              CORVEL CORPORATION
                   Notes to Consolidated Financial Statements

NOTE D -- GAIN ON SALE OF NAME

    In fiscal 1992, the Company agreed to relinquish its rights to its previous name, "FORTIS," in exchange for a $4,000,000 cash payment from a third party. Under the terms of the agreement the Company had until September 30, 1992 to complete its name change, at which time the third party had the sole rights to the use of the FORTIS name. The Company deferred recognition of the gain on the sale until the quarter ended September 30, 1992 when the Company completed its phase-in of the name CorVel Corporation and the costs to perform the tasks necessary to conduct business under a different name were reasonably determinable. The Company recognized a gain of $3,300,000, which was net of $700,000 in costs to effect the name change.

NOTE E -- MANAGED CARE RECONFIGURATION CHARGE

    During fiscal 1993, the Company provided for a $3.3 million managed care reconfiguration charge. This charge included approximately $1.0 million to modify and upgrade management and reimbursement systems and technology involved in the patient management portion of the Company's managed care program and $2.3 million to replace obsolete hardware and software systems. Substantially all of these costs were incurred prior to the end of fiscal 1993. The effect of these costs enabled the Company to compete more effectively in the managed care market despite changed mandates by state legislation and technological changes in computer hardware and software systems.

NOTE F -- INCOME TAXES

    The income tax provision consists of the following for the three years ended March 31:

                                              1993             1994            1995
Current - Federal                      $   765,000      $ 1,903,000      $3,172,000
Current - State                            118,000          372,000         634,000
Tax benefits from option exercises      (1,028,000       (1,403,000)       (991,000)
Utilization of net operating loss               --               --        (538,000)
                                       --------------------------------------------
   Subtotal                               (145,000)         872,000       2,277,000
                                       --------------------------------------------

Deferred - Federal                         605,000          460,000         (37,000)
Deferred - State                           137,000           86,000          (7,000)
                                       --------------------------------------------
   Subtotal                                742,000          546,000         (44,000)
                                       --------------------------------------------

Charge in lieu of income taxes attributable to tax
   benefits from stock option exercises and utilization
   of net operating loss carryovers      1,028,000        1,403,000       1,529,000
                                       --------------------------------------------
                                       $ 1,625,000      $ 2,821,000      $3,762,000
                                       ============================================

                                            S-41

                              CORVEL CORPORATION
                   Notes to consolidated Financial statements


NOTE F -- INCOME TAXES (continued)

    The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the three years ended March 31 (34% for 1993, 35% for 1994 and 1995):


                                                     1993          1994          1995
Federal statutory income tax rate              $1,414,000    $2,531,000    $3,377,000
State income taxes, net of federal benefit        168,000       300,000       399,000
Goodwill amortization                              33,000        35,000        35,000
Other                                              10,000       (45,000)      (49,000)
                                               --------------------------------------
                                               $1,625,000    $2,821,000    $3,762,000
                                               ======================================


    Income taxes paid totaled $542,000, $925,000 and $1,100,000 for the years ended March 31, 1993, 1994, and 1995, respectively.


    Significant components of the Company's deferred tax assets as of March 31, 1994 and 1995 are:


                                                                   1994          1995
DEFERRED ASSET:
Net operating loss carryover                                 $  538,000    $   -
Accrued liabilities not currently deductible                  1,134,000     1,525,000
Allowance for doubtful accounts                                 284,000       284,000
                                                             ----------    ----------
                                                              1,956,000     1,809,000
Valuation allowance                                            (538,000)       -
                                                             ----------    ----------
Deferred asset                                                1,418,000     1,809,000

DEFERRED TAX LIABILITIES:
Excess of tax under book basis of fixed assets                 (877,000)   (1,226,000)
Other                                                            (2,000)       -
                                                             ----------    ----------
Deferred liabilities                                           (879,000)   (1,226,000)
                                                             ----------    ----------
Net deferred asset                                           $  539,000    $  583,000
                                                             ==========    ==========


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


                                              1993              1994            1995
                                              ----              ----            ----
Options outstanding at the
   beginning of the year                   786,966           687,980         444,040
Options granted                            109,850           111,635          88,850
Options exercised                         (158,035)         (338,998)       (110,421)
Options canceled                           (50,801)          (16,577)        (17,930)
                                        --------------------------------------------
Options outstanding at the end
   of the year                             687,980           444,040         404,539
                                       =============================================

At the end of the year:
Prices of outstanding options          $.01-$16.50       $.01-$16.50     $.33-$26.50
Average price per share                      $6.16            $11.36          $15.11
Exercisable options                        397,378           182,920         199,484
Options available for future grants        232,966           137,908         266,988


   In addition to options granted under the Plan, the Company's President was issued an option to purchase 750,000 shares of common stock at an exercise price of $.0001 per share in January 1988. Options to purchase 110,000, 5,100, and 37,000 shares of common stock were exercised in fiscal 1993, 1994 and 1995, respectively. As of March 31, 1995, options to purchase 422,900 shares of common stock were outstanding. All of which were exercisable at a nominal price.

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


                                    1993             1994             1995
                                    ----             ----             ----
Employee contributions          $225,000         $295,000         $374,000
Shares acquired                   25,658           20,448           19,634
Average purchase price             $8.77           $14.43           $19.02



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


NOTE J -- SAVINGS PLAN

    The Company maintains a retirement savings plan for its employees which is a qualified plan under section 401(k) of the Internal Revenue Code. Full time employees that meet certain requirements are eligible to participate in the plan. Contributions are made annually primarily at the discretion of the Company's Board of Directors. Contributions of $100,000, $133,000, and
157,000, were charged to operations for the years ended March 31, 1993, 1994, and 1995, respectively.

                              CORVEL CORPORATION
                   Notes to Consolidated Financial Statements


NOTE K -- QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is a summary of unaudited results of operations for the two years ended March 31, 1994 and 1995:


                                                                                Net income
                                                                                per common
                                                                                and common
                                                                      Net       equivalent
                                      Revenues     Gross Profit     income         share
                                      --------     ------------     ------      ----------
Fiscal Year Ended March 31, 1994:
First Quarter                     $18,857,000   $2,903,000       $  918,000       $    .22
Second Quarter                     19,372,000    3,165,000        1,048,000            .24
Third Quarter                      20,821,000    3,523,000        1,161,000            .26
Fourth Quarter                     21,569,000    3,697,000        1,283,000            .29

Fiscal Year Ended March 31, 1995:
First Quarter                     $22,071,000   $3,752,000       $1,344,000       $    .30
Second Quarter                     22,921,000    3,896,000        1,402,000            .31
Third Quarter                      24,701,000    4,199,000        1,507,000            .33
Fourth Quarter                     26,090,000    4,668,000        1,632,000            .35


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


                                          /s/ERNST & YOUNG LLP



May 10, 1995
Orange County, California

                                                                    Schedule II
                              CORVEL CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS


                                                           Additions
                                        Balance at    Charged to   Charged to               Balance at
                                        Beginning      Costs and      Other                   End of
                                        of Period      Expenses     Accounts    Deductions    Period
                                        ---------      --------     --------    ----------    ------
Allowance for doubtful accounts:
Year Ended March 31, 1995:              $ 725,000      $ 100,000    $    -      $     -     $ 825,000

Year Ended March 31, 1994:                485,000        240,000         -            -       725,000

Year Ended March 31, 1993:                500,000          4,000         -          19,000    485,000


                                CorVel Corporation
                            Consolidated Balance Sheets
                     As of December 31, 1995 and March 31, 1995
                                    (Unaudited)

                                                December 31            March 31
                                                -----------          -----------
ASSETS
Current Assets
  Cash and cash equivalents                    $ 17,362,000         $ 13,211,000
  Accounts receivable, net                       17,760,000           15,868,000
  Prepaid taxes and expenses                        180,000              182,000
  Deferred income taxes                           1,437,000            1,809,000
                                               ------------         ------------
    Total current assets                         36,739,000           31,070,000
                                               ------------         ------------

Property and Equipment, Net                      10,922,000            8,872,000
Other Assets                                      4,592,000            4,023,000
                                               ------------         ------------

                                               $ 52,253,000         $ 43,965,000
                                               ============         ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                             $  3,403,000         $  2,357,000
  Accrued liabilities                             5,293,000            4,628,000
                                               ------------         ------------
    Total current liabilities                     8,696,000            6,985,000
                                               ------------         ------------

Deferred income taxes                               765,000            1,226,000

Stockholders' Equity
  Common stock
  Paid-in-capital                                25,801,000           24,169,000
Retained earnings                                16,991,000           11,585,000
                                               ------------         ------------
    Total stockholders' equity                   42,792,000           35,754,000
                                               ------------         ------------
                                               $ 52,253,000         $ 43,965,000
                                               ============         ============

                                CorVel Corporation
                                Income Statements
                        Fiscal Year Ending March 31, 1996
                       Nine Months Ending December 31, 1995
                                   (Unaudited)

                                                  1995                 1994
                                               ------------         ------------
Revenues                                       $ 80,724,000         $ 69,693,000
Cost of revenues                                 65,752,000           57,528,000
                                               ------------         ------------
  Gross profit                                   14,972,000           12,165,000

General and administrative expenses               6,108,000            5,193,000
                                               ------------         ------------
Income before income taxes                        8,864,000            6,972,000

Income tax provision                              3,458,000            2,719,000
                                               ------------         ------------

Net income                                     $  5,406,000         $  4,253,000
                                               ============         ============

Net income per common and common
  equivalent share                             $       1.16         $        .94
                                               ============         ============

Weighted average common and
  common equivalent shares                        4,657,000            4,524,000

                                CorVel Corporation
                                 Income Statements
                       Fiscal Year Ending March 31, 1996
                     Third Quarter Ending December 31, 1995
                                    (Unaudited)

                                                  1995                 1994
                                               ------------         ------------
Revenues                                       $ 27,082,000         $ 24,701,000
Cost of revenues                                 21,955,000           20,388,000
                                               ------------         ------------
  Gross profit                                    5,127,000            4,313,000

General and administrative expenses               2,033,000            1,842,000
                                               ------------         ------------
Income before income taxes                        3,094,000            2,471,000

Income tax provision                              1,207,000              964,000
                                               ------------         ------------

Net income                                     $  1,887,000         $  1,507,000
                                               ============         ============


Net income per common and common
  equivalent share                             $        .40         $        .33
                                               ============         ============

Weighted average common and
  common equivalent shares                        4,718,000            4,565,000

                                CorVel Corporation
                       Consolidated Statements of Cash Flows
                   Nine months ended December 31, 1995 and 1994
                                   (Unaudited)

                                                  1995                 1994
                                               ------------         ------------
Cash flows from operating activities
Net income                                     $  5,406,000         $  4,253,000
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                   2,186,000            1,705,000
  Changes in operating assets and liabilities
   Accounts receivable                           (1,892,000)          (2,743,000)
   Prepaid expenses and income taxes                374,000            1,441,000
   Accounts payable                               1,046,000              188,000
   Accrued liabilities                              665,000              601,000
   Income taxes payable                            (461,000)            (539,000)
   Other assets                                    (660,000)            (327,000)
                                               ------------         ------------
Net cash provided by operating activities         6,664,000            4,579,000

Cash flows from investing activities
 Additions to property and equipment             (4,145,000)          (3,450,000)
                                               ------------         ------------
Net cash used in investing activities            (4,145,000)          (3,450,000)
                                               ------------         ------------

Cash flows from financing activities
 Sales of common stock and exercise of stock
  options and related tax benefits                1,632,000            1,505,000
                                               ------------         ------------
Net cash provided by financing activities         1,632,000            1,505,000
                                               ------------         ------------

Increase (decrease) in cash                       4,151,000            2,634,000

Cash and cash equivalents at beginning           13,211,000            8,393,000
                                               ------------         ------------

Cash and cash equivalents at end               $ 17,362,000         $ 11,027,000
                                               ============         ============

                                CorVel Corporation
                    Notes to Consolidated Financial Statements
                     Year Ended December 31, 1995 (Unaudited)


Note 1 - Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ended March 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 1995 included in the Company's registration statement on Form 10-K.

Note 2 - Earnings per Share
     Earnings per common and common equivalent shares were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. For calculation of the common and common equivalent shares, see Exhibit 11 included herein.

                                 EXHIBIT INDEX


Exhibit
Number
---------

12.6            Computation of Ratio of Earnings to Fixed Charges

21.1            Subsidiaries of North Star Universal, Inc.

23.1            Consent of Independent Certified Public Accountants

23.2            Consent of Independent Auditors

27.1            Financial Data Schedule