Form 10-K405/A
period 1995-12-31
NORTH STAR UNIVERSAL INC
filed 1996-04-29
CIK 768158

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                 ---------------

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

    None.

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

                                   PART I
Item 1.  Business.

INTRODUCTION
    North Star Universal, Inc. ("North Star", "NSU" or the "Company"), was founded in 1928. The Company's direct and indirect operating companies consist of Americable, Inc. ("Americable") and Transition Networks, Inc.
("Transition"). Americable is a provider of connectivity and networking products and services. Transition designs, manufactures, and markets connectivity devices and equipment used in local area network ("LAN") applications.

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

(By Quarter)

1995                         Low                        High
- ------------------------------------------------------------
First                     $ 4 1/4                     $ 5 5/8
Second                      5                           5 1/2
Third                       5 1/8                       6 1/8
Fourth                      5 5/8                       8 1/8

1994                         Low                        High
- ------------------------------------------------------------
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

Item 6.  SELECTED FINANCIAL DATA.


YEARS ENDED DECEMBER 31,                   1995        1994        1993        1992        1991
- ------------------------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS DATA
Revenues                                $ 54,891    $ 47,193    $ 46,756    $ 42,025    $ 37,007
Operating income (loss)                      484        (784)     (2,143)     (1,610)     (1,475)
Interest expense, net                     (4,120)     (4,194)     (4,223)     (4,175)     (4,351)
Income (loss) from continuing
   operations before income
   taxes, and equity in earnings
   (loss) of unconsolidated
   subsidiaries                           (3,636)     (4,978)     (6,366)     (5,785)      2,738
Income (loss) from continuing
   operations                              3,090       1,410     (13,563)     (2,070)     11,261
Income (loss) from discontinued
   operations                             (3,025)     (2,084)      1,691         433        (960)
                                        --------------------------------------------------------
Net income (loss)                       $     65    $   (674)   $(11,872)   $ (1,637)   $ 10,301
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

    The following are summarized operating results for each of the Company's operations for the three years ended December 31, 1995 (in thousands).

YEARS ENDED DECEMBER 31,      1995          1994            1993
- ------------------------------------------------------------------
Revenues
    Americable           $    42,160    $    36,940    $    38,266
    Transition                14,266         11,779         10,025
    Eliminations              (1,535)        (1,526)        (1,535)
                         -----------------------------------------
                         $    54,891    $    47,193    $    46,756
                         =========================================

Gross Profit
    Americable           $     9,979    $     8,262    $    10,254
    Transition                 5,387          4,603          3,903
                         -----------------------------------------
                         $    15,366    $    12,865    $    14,157
                         =========================================

Selling, General and
  Administrative Expenses
    Americable           $     8,814    $     8,220    $    10,075
    Transition                 4,465          4,252          2,985
    Restructuring charges         --             --          1,953
    Corporate expenses         1,603          1,177          1,287
                         -----------------------------------------
                         $    14,882    $    13,649    $    16,300
                         =========================================

Operating Income (Loss)
    Americable           $     1,165    $        42    $       179
    Transition                   922            351            918
    Restructuring charges         --             --         (1,953)
    Corporate expenses        (1,603)        (1,177)        (1,287)
                         -----------------------------------------
                         $       484    $      (784)   $    (2,143)
                         =========================================

                                       15

RESULTS OF OPERATIONS --
- ---------------------

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

CAPITAL RESOURCES AND LIQUIDITY
- -------------------------------

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

                                                   New              Net
                  Debentures    Debenture       Debentures       Debentures
                   Redeemed     Reinvested         Sold       Sold (Redeemed) *
- -------------------------------------------------------------------------------
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

(Unaudited, in thousands,
except per share amounts)       First        Second          Third        Fourth 1
- ---------------------------------------------------------------------------------
1995
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


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.
                                       21

                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information regarding the directors and executive officers of NSU, including the amount and percentage of outstanding shares of North Star Common Stock beneficially owned by such persons as of February 1, 1996.

                                                                                 SHARES OF
                                                                     FIRST         COMMON
                                                                    BECAME A       STOCK
                                                                    DIRECTOR    BENEFICIALLY      PERCENT
         NAME                    BIOGRAPHICAL INFORMATION            OF NSU        OWNED          OF CLASS
- ----------------------  ------------------------------------------  --------    ------------      --------
Miles E. Efron........  Chairman of the Board since July 1991 and     1968           434,900(2)      4.42%
Age 69                  a senior advisor to NSU. Mr. Efron was
                        President and Chief Executive Officer from
                        October 1988 to December 31, 1990, and was
                        Senior Vice President of NSU from 1985
                        until October of 1988. Mr. Efron also is a
                        director of Michael.
James H. Michael......  Chairman of the Board until July 1991. Mr.    1968         3,084,400(1)     32.65%
Age 75                  Michael is Chairman of the Board of
                        Michael, and is the father of Jeffrey J.
                        Michael, NSU's President and Chief
                        Executive Officer.
Jeffrey J. Michael....  President and Chief Executive Officer         1987         2,600,700(1)     27.53%
Age 39                  since December 1990. Mr. Michael served as
                        Vice President-Finance from April 1989 to
                        December 1990. Prior to April 1989, Mr.
                        Michael was employed by NSU in various
                        capacities. Jeffrey J. Michael is the son
                        of James H. Michael. Mr. Michael is also a
                        director of Michael and CorVel.
Fred E. Stout.........  Mr. Stout is the retired President and        1988             5,250(2)      0.06%
Age 75                  Chief Executive Officer of Superior Water,
                        Light and Power Company. Mr. Stout also
                        served as a director of NSU from 1984 to
                        1986.
Peter E. Flynn........  Executive Vice President, Chief Financial     1991           134,500(2)      1.40%
Age 36                  Officer and Secretary of NSU since
                        December 1990. In December 1992, he also
                        became the President and Chief Operating
                        Officer of Transition. Mr. Flynn served as
                        Treasurer of NSU from April 1989 to
                        December 1990. Prior to joining NSU in
                        1990, Mr. Flynn was an Audit Manager with
                        Arthur Andersen & Co. Mr. Flynn was
                        elected to the Board of Directors in July
                        1991, and also serves as a director of
                        CorVel.

                                                                                 SHARES OF
                                                                     FIRST         COMMON
                                                                    BECAME A       STOCK
                                                                    DIRECTOR    BENEFICIALLY      PERCENT
         NAME                    BIOGRAPHICAL INFORMATION            OF NSU        OWNED          OF CLASS
- ----------------------  ------------------------------------------  --------    ------------      --------
Richard J. Braun......  Mr. Braun currently serves as Chief           1994              None         0.00%
Age 51                  Executive Officer of Silicon Biology,
                        Inc., a technology company specializing in
                        generic classification technology, and as
                        a principal of Excelsior Investment Group
                        Ltd. Mr. Braun was the Managing Director
                        of Headwaters Capital Management L.L.C.
                        during 1995. From 1992-1994, Mr. Braun
                        served as Chief Operating Officer and a
                        Director of Employee Benefit Plans, Inc.,
                        and from 1989-1991 was Executive Vice
                        President, Chief Operating Officer and a
                        Director of Reich and Tang L.P., a
                        publicly held investment advisor and
                        broker-dealer. From 1988-1989, Mr. Braun
                        served as President and Chief Executive
                        Officer of Super Cycle, Inc., a former
                        subsidiary of NSU. Mr. Braun is a director
                        of RSI Systems, Inc.

- -------------------------
(1) The 4J2R1C Limited Partnership ("4J2R1C", formerly The Michael Partnership) owns 2,826,494 shares of NSU Common Stock. Mr. James H. Michael is the managing general partner and a limited partner of 4J2R1C and by reason of his status as the managing general partner is deemed to beneficially own all shares held by 4J2R1C. Mr. James H. Michael exercises sole voting and dispositive power with respect to the shares held by 4J2R1C. Mr. Jeffrey J. Michael is the general partner of 3J2R Limited Partnership ("3J2R"), which owns 2,597,000 shares of NSU Common Stock. By reason of his status as 3J2R's general partner, Mr. Jeffrey J. Michael is deemed to beneficially own the shares of NSU Common Stock held by 3J2R. Mr. Jeffrey J. Michael exercises sole voting and dispositive power with respect to the shares held by 3J2R.

(2) Shares shown as beneficially owned include, in the case of Mr. Efron, 395,000 shares of NSU Common Stock not outstanding but which may be acquired within 60 days through the exercise of stock options, in the case of Mr. Stout, 2,500 shares not outstanding, but which may be acquired within 60 days through the exercise of stock options, and in the case of Mr. Flynn, 134,500 shares of NSU Common Stock not outstanding but which may be acquired within 60 days through the exercise of stock options.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors and persons who beneficially own more than ten percent (10%) of NSU's Common Stock to file initial reports of ownership and reports of changes in ownership with the Commission. Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by Commission regulations to furnish NSU with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of such forms furnished to NSU and written representations from the executive officers and directors of NSU, NSU believes that its executive officers, directors and 10% shareholders complied with all Section 16(a) filing requirements applicable to them, except that Messrs. James H. Michael and Jeffrey J. Michael each reported one transaction late for the year ending December 31, 1995.

ITEM 11.  EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

     During 1995, Directors of NSU, other than Messrs. Jeffrey J. Michael and Flynn, who are also executive officers of NSU, received a monthly retainer of $600 for serving as members of NSU's Board of Directors. Directors incurring travel expenses to attend meetings are reimbursed in full. Members of the Audit Committee, other than Mr. Flynn, each receive an additional $300 for each committee meeting held. The total of all such payments for the year ended December 31, 1995 was $30,000.

REPORT OF THE EXECUTIVE COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

     General. The Executive Committee of the Board of Directors (the "Committee") establishes the specific compensation for each of NSU's named executive officers. The Committee is made up of three members, James H. Michael, Miles E. Efron and Jeffrey J. Michael. With respect to compensation matters concerning Mr. Jeffrey J. Michael, NSU's President and Chief Executive Officer, Mr. Jeffrey J. Michael is excluded from Committee deliberations. After consideration of the Committee recommendations, the full Board of Directors reviews and approves the salaries of each named executive officer. The Committee is responsible for administering all other elements of executive compensation, including annual incentive awards and stock option grants.

     Executive Compensation Philosophy and Goals. During 1991 NSU initiated a strategic process to strengthen its balance sheet and focus its management resources on its key holdings. In connection with this process NSU sold several of its smaller businesses and substantially cut corporate overhead. As a result, NSU has only two executive officers, Jeffrey J. Michael, President and Chief Executive Officer, and Peter E. Flynn, Executive Vice President, Chief Financial Officer and Secretary. The Committee believes that NSU's success depends to a significant extent on the continuing efforts and dedication of Messrs. Jeffrey
J. Michael and Flynn. The executive compensation arrangements are designed to motivate and reward these executives for attaining the financial and strategic objectives essential to NSU's success and continued growth, while at the same time allowing NSU to retain high-caliber executives. The key components of NSU's compensation program are base salary, cash bonuses and, to a lesser extent, stock option awards.

     Base Salaries. While the Committee has not conducted formal independent salary comparisons in determining individual executive compensation, the Committee believes that base salaries should be moderate, yet competitive in relation to salaries commanded by persons in similar positions. The base salary for each named executive officer is reviewed annually and is set on the basis of personal performance, the relative importance of the functions the officer performs, the scope of the officer's ongoing responsibilities and the estimated salary levels in effect at comparable companies for comparable positions. The weight given to each of these factors varies between individuals.

     Cash Bonuses. Annual cash bonuses are designed to reward executives with operating responsibility for personal contributions to the success of NSU and generally are earned under a structured formula. Historically, individual performance targets have been established based on an annual operating budget which is submitted for review and approval by the Chief Executive Officer of NSU after consultation with the Committee. After the end of the calendar year, the Chief Executive Officer has evaluated actual financial performance against the individual performance targets. In the case of Mr. Flynn, who had day-to-day responsibility for the operation of Transition during 1995 (in addition to his responsibilities as an executive officer of NSU), the Committee departed from this practice in 1995 because of the change in Mr. Flynn's responsibilities on April 1, 1995, which are described below in this report. In 1993, the Committee discontinued payment of discretionary bonuses for officers without direct operating responsibility. Accordingly, Mr. Michael has not received a cash bonus since 1992.

     Stock Options. Incentive stock options are periodically granted to motivate executives to achieve positive long-term financial results, thereby enhancing shareholder value. Due to the limited corporate staff, NSU does not have formal policies or formulas for determining the timing, amount or particular vesting schedules for stock option awards. Furthermore, NSU's stock performance is significantly affected by changes in the value of its equity holdings in Michael and, to a lesser extent, the value of its CorVel holdings. Although North Star has representatives on the boards of directors of both Michael and CorVel, NSU does not have direct management control over the operations of either business. Accordingly, the Committee believes that NSU's stock performance is often not the best indicator of the performance of NSU's management team, and, as a result, has not granted significant options to NSU's executives. Further, because of the substantial beneficial holdings of Mr. Michael's family in NSU's Common Stock, the Committee believes Mr. Michael's interests in stock performance already parallel those of NSU's other shareholders. As a result, the Committee historically has not granted any stock options to Mr. Michael. During 1995, there were no stock options granted to any executive officer.
                                       25

     1995 Executive Compensation. Mr. Jeffrey J. Michael, as Chief Executive Officer of North Star, has overall responsibility for the strategic direction of NSU and for the performance of NSU's wholly owned operating companies. Mr. Michael was elected to his present position in December 1990 and is not a party to an employment agreement. During 1994 and 1995, Mr. Michael was paid a base salary of $235,000. In establishing Mr. Michael's base salary, the Committee took into account that Mr. Michael does not participate in NSU's incentive cash bonus program or employee stock option plan. Mr. Michael's base salary was continued at $235,000 in 1996.

     As described in more detail below, Mr. Flynn entered into an employment agreement with NSU and Transition effective April 1, 1993, in connection with his assumption of the duties of President of Transition, which agreement was modified effective as of April 1, 1995. The modification to his agreement with NSU and Transition provided that Mr. Flynn devote more of his time to NSU matters while continuing to oversee the day-to-day operations of Transition. During 1995, approximately 24% of Mr. Flynn's base salary was paid by Transition and related to his work as President of that company. The remainder of his base salary in 1995 was paid by NSU recognizing his greater involvement in NSU matters. In 1995, Mr. Flynn's base salary remained relatively unchanged from his base salary in 1994. Also, for 1995, Mr. Flynn was awarded a bonus of $25,000 based on the performance of Transition through the first quarter of 1995, and a discretionary bonus of $75,000, based on his performance in executing NSU's strategic plans.

     This report of the Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Proxy
Statement/Prospectus into any filing under the Securities Act or under the Exchange, except to the extent that NSU specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.
                                          JAMES H. MICHAEL
                                          MILES E. EFRON
                                          JEFFREY J. MICHAEL
                                          The Members of the Committee

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Jeffrey J. Michael, James H. Michael and Miles E. Efron served on the Executive Committee of NSU for the past fiscal year. The Executive Committee determines compensation levels for NSU's executive officers. Each of Messrs. James H. Michael and Efron was formerly an executive officer of NSU, and James
H. Michael has on occasion borrowed funds from NSU. As of February 21, 1996, Mr. Michael owed NSU approximately $157,872. The maximum amount of such indebtedness, including accrued but unpaid interest, owed to NSU by Mr. Michael during 1995 was approximately $428,084. The currently outstanding indebtedness is evidenced by an unsecured note which provides for quarterly interest payments and an annual principal payment of $50,000. The unsecured note accrues interest at the rate of one percent over the reference rate of First Bank, National Association (9.25% at February 21, 1996).

     Effective September 1, 1985, the Board of Directors established a formal policy governing future loans to officers. The policy permits unsecured loans to officers of up to $50,000. Loans in excess of $50,000 must be approved in advance by the Board of Directors and must be secured by readily marketable negotiable securities. Loans to officers will bear interest at one percent over the prevailing prime rate of interest and must mature within five years. Interest is to be paid quarterly. In addition to the foregoing, an officer may borrow annually an amount not exceeding 10 percent of annual compensation. These loans are without interest and are payable on termination of employment. Mr. James H. Michael's loans from NSU predate this policy.

     Although Jeffrey J. Michael, NSU's President and Chief Executive Officer, served on NSU's Executive Committee during 1993 and 1994, as previously indicated, he did not participate in any decisions regarding his own compensation as an executive officer.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table provides certain summary information concerning compensation paid or accrued by NSU to or on behalf of Jeffrey J. Michael, NSU's President and Chief Executive Officer, and Peter E. Flynn, NSU's only other executive officer, for the fiscal years ended December 31, 1993, 1994 and 1995.

                           SUMMARY COMPENSATION TABLE

                                                                       LONG-TERM
                                                                      COMPENSATION
                                                                         AWARDS
                                                    ANNUAL            ------------
                                                 COMPENSATION          SECURITIES
                                             ---------------------     UNDERLYING           ALL OTHER
   NAME AND PRINCIPAL POSITION       YEAR    SALARY(1)     BONUS        OPTIONS       COMPENSATION(2)(3)(4)
- ----------------------------------   ----    ---------    --------    ------------    ---------------------
Jeffrey J. Michael................   1995    $ 235,000    $     --         --                $ 6,703
  President and Chief Executive      1994      235,000          --         --                  6,703
     Officer                         1993      188,200          --         --                  6,580
Peter E. Flynn....................   1995      170,255     100,000         --                  5,679
  Executive Vice President, Chief    1994      173,816      45,000         --                  5,679
  Financial Officer and Secretary    1993      173,011      97,500         --                  5,556

- -------------------------
(1) In 1993, Messrs. Michael and Flynn earned $7,200, and $6,600, respectively, in their capacities as Directors of NSU. Such fees are included in each officer's calculation of annual salary amounts. NSU discontinued the payment of such fees to Messrs. Michael and Flynn commencing January 1, 1994.

(2) Represents amounts contributed by NSU for the benefit of each of Messrs. Michael and Flynn pursuant to NSU's 401(k) Plan.

(3) Neither of the named executive officers held or received any awards of restricted shares.

(4) Includes life and disability insurance premiums paid by NSU for the benefit of each of Messrs. Michael and Flynn.
                                       27

STOCK OPTIONS, AWARDS, EXERCISES AND HOLDINGS

     During 1995, there were no stock options for NSU Common Stock granted to any executive officer.

OPTION EXERCISES AND HOLDINGS

     The following table provides information concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                            NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                           UNDERLYING UNEXERCISED               IN-THE-MONEY
                                                             OPTIONS AT FY-END               OPTIONS AT FY-END
                                     SHARES ACQUIRED    ----------------------------    ----------------------------
               NAME                    ON EXERCISE      EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
- ----------------------------------   ---------------    -----------    -------------    -----------    -------------
Jeffrey J. Michael................          0                   0            0           $       0          $ 0
Peter E. Flynn....................          0             134,500            0           $ 166,875          $ 0

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

     Effective December 31, 1990, Mr. Efron's employment agreement with NSU was terminated, and he resigned as President and Chief Executive Officer of NSU. Mr. Efron continues as an employee of NSU, providing advisory and consulting services. Pursuant to an agreement with NSU, he continues to receive annual compensation of $50,000 through December 1996 for his consulting and advisory services to NSU and is eligible to participate in other fringe benefits established by NSU for its executive officers.

     Mr. Flynn is a party to an employment agreement with NSU and Transition, which terminates December 31, 1997, subject to annual extensions thereafter at the option of the parties. Mr. Flynn's employment agreement was modified effective April 1, 1995. As modified, the agreement provides for an annual base salary of $136,000 for services rendered for the benefit of NSU, plus annual compensation of $42,500 in connection with Mr. Flynn's duties as President and Chief Operating Officer of Transition. The agreement entitles Mr. Flynn to participate in other fringe benefits established by NSU for its executive officers. In addition, Mr. Flynn was awarded a bonus of $25,000 based on the performance of Transition through the first quarter of 1995, and Mr. Flynn was made eligible for a discretionary bonus in 1996 based upon his performance in 1995 in executing NSU's strategic plans. Under the terms of the agreement, the amount of the discretionary bonus was limited to $75,000, as determined by NSU's Board of Directors. The Board subsequently determined that Mr. Flynn should be awarded the maximum amount of the discretionary bonus.

     Upon the voluntary termination of his employment with NSU, Mr. Flynn is entitled to receive a single lump sum payment equal to his then current base salary plus $25,000. If Mr. Flynn dies, he becomes disabled and unable to continue his employment, his employment is terminated by NSU for any reason, or he voluntarily terminates his employment following certain actions by NSU constituting constructive termination, Mr. Flynn is entitled to receive a single lump sum payment equal to two times his then current base salary plus $25,000. If Mr. Flynn's employment is terminated due to a change in control of NSU, Mr. Flynn is entitled to receive a single lump sum payment of $297,000. Also, if Mr. Flynn is terminated by NSU, all of his then outstanding options immediately become vested.

STOCK PRICE PERFORMANCE GRAPH AND TABLE

     The following graph and table compare the yearly percentage change in the cumulative total shareholder return on NSU's Common Stock during the five year period ended December 31, 1995, with the cumulative total return on each of the S&P 500 Index, the S&P Foods Index, the S&P Healthcare Composite Index and the S&P Computer Systems Index. Each of the component S&P indices represent each of NSU's separate lines of business. The comparison assumes $100 was invested on December 31, 1990 in NSU's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

      Measurement Period          North Star                                     Health Care-      Computer
    (Fiscal Year Covered)          Universal        S&P 500          Foods         Composite        Systems
DEC 90                                     100             100             100             100             100
DEC 91                                   132.3           130.5           145.9          154.00            88.9
DEC 92                                    80.7           140.4           145.5           128.9            65.2
DEC 93                                    62.9           154.6           133.6           118.1            67.7
DEC 94                                    58.1           156.6           149.3           133.6            87.4
DEC 95                                   100.0           215.5           190.4           210.9           116.4


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information with respect to the beneficial ownership of NSU Common Stock of NSU as of March 1, 1996, by each shareholder who is known by NSU to own beneficially more than 5 percent of the outstanding Common Stock of NSU, and by all officers and Directors of NSU as a group.

                                                                     AMOUNT AND NATURE OF    PERCENT
               NAME AND ADDRESS OF BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP    OF CLASS
- ------------------------------------------------------------------   --------------------    --------
James H. Michael..................................................         3,084,400(1)        32.65%
142 North Mississippi River Blvd.
St. Paul, MN 55104
Jeffrey J. Michael................................................         2,600,700(2)        27.53%
5745 Seven Oaks Court
Minnetonka, Minnesota 55345
Heartland Advisors, Inc...........................................           994,300(3)        10.52%
790 North Milwaukee Street
Milwaukee, Wisconsin 53202
All officers and directors as a group (6 persons).................         6,259,750(4)        62.72%

- -------------------------
(1) Includes 2,826,494 shares of Common Stock held by 4J2R1C Limited Partnership, as to which Mr. James H. Michael, as managing general partner, exercises sole voting and dispositive power.

(2) Includes 2,597,000 shares of Common Stock held by 3J2R Limited Partnership as to which Mr. Jeffrey J. Michael, as general partner, exercises sole voting and dispositive power.

(3) Based on information in a Schedule 13D Report delivered to NSU showing information as of February 9, 1996 and indicating that Heartland Advisors, Inc. is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, and that Heartland Advisors, Inc. has sole voting power over 872,000 of such shares and sole dispositive power over all such shares.

(4) Shares shown as beneficially owned include 532,000 shares not outstanding, but which may be acquired within 60 days through the exercise of stock options by all officers and Directors as a group.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See Item 11.

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

       *23.2 Consent of Ernst & Young LLP as independent public accountants of CorVel Corporation.

       *27.1    Financial Data Schedule.

- --------------------------
*      Filed with the initial filing of this Annual Report on Form 10-K.

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

(c)    See the Exhibits set forth above.

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


Results of Operations                            1995           1994
- -------------------------------------------------------------------------------
Revenues                                   $    6,442    $    45,114
Gross profit                                    1,233          6,161
Pretax loss                                    (1,414)        (2,664)
Income tax benefit                                480            580
Loss from operations                             (934)        (2,084)

Financial Position                      As of December 31, 1994
                                        -----------------------

Current assets                             $    4,786
Property and equipment, net                     2,161
Goodwill and other assets                       1,908
Total liabilities                              (2,799)
                                           ----------
  Net assets of C.E. Services              $    6,056
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


                               Michael Foods                CorVel
- ------------------------------------------------------------------
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


                                         1995             1994
- --------------------------------------------------------------
Subordinated debentures           $    41,234      $    41,422
Revolving line of credit                   --            2,107
Term note payable                       1,071            1,500
Other                                     175               32
                                  ----------------------------
                                       42,480           45,061
Less current maturities                13,161           12,547
                                  ----------------------------
                                  $    29,319      $    32,514
                                  ============================

Aggregate minimum annual principal payments of long-term debt at December 31, 1995, are as follows (in thousands):


Years ending December 31,
- -----------------------------------
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
                        ===========

NOTE 10 - INCOME TAXES
    The Company and its consolidated subsidiaries file a consolidated federal income tax return and separate state income tax returns, where legally required. The provision (benefit) for consolidated income taxes consists of the following (in thousands):


                                 1995           1994           1993
- -------------------------------------------------------------------
Current
    Federal               $        --     $       --      $       --
    State                          20             20             20
                          -----------------------------------------
                                   20             20             20
                          -----------------------------------------

Deferred
    Federal                    (1,009)        (1,360)        (1,525)
    State                        (211)          (310)          (265)
                          -----------------------------------------
                               (1,220)        (1,670)        (1,790)
                          -----------------------------------------
                          $    (1,200)    $   (1,650)    $   (1,770)
                          =========================================


The following is a reconciliation of income taxes at the federal statutory rate to the effective rate:


Years ended December 31,                 1995       1994       1993
- -------------------------------------------------------------------
Federal statutory rate                  (34.0)%    (34.0)%    (34.0)%
State income taxes                       (5.3)      (5.8)      (3.8)
Losses producing no current benefit       4.0        5.4       10.0
Prior year overaccruals                   ---        ---       (1.0)
Goodwill amortization                     1.7        1.1         .8
Other                                      .6         .2         .2
                                        ---------------------------
                                        (33.0)%    (33.1)%    (27.8)%
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

    The tax effects of the cumulative temporary differences resulting in the net deferred tax liability at December 31, are as follows (in thousands):


                                              1995             1994
- -------------------------------------------------------------------
Investment in Michael Foods           $    (23,692)    $    (21,014)
Investment in CorVel                        (5,791)          (4,868)
Accrued expenses not
    deductible until paid                    2,175            2,092
Capital loss carryforwards                   1,254               --
Net operating loss carryforwards             6,050            4,651
Other                                       (1,931)          (1,566)
                                      -----------------------------

                                           (21,935)         (20,705)
Valuation allowance                             --             (520)
                                      -----------------------------
                                      $    (21,935)    $    (21,225)
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

NOTE 11 - STOCK OPTION PLANS
    The Company maintains an incentive stock option plan and a non-qualified stock option plan for various executive officers (none of whom are presently officers of the Company). The Company also maintains a non-qualified stock option plan for other officers, directors and key employees. Activity under the stock option plans for the years ended December 31, is as follows:


                                         1995          1994          1993
- -------------------------------------------------------------------------
Outstanding, beginning of year        631,700       656,600       656,600
Exercised:
    $.94/share                        (10,000)           --            --
Canceled:
    $8.75/share                            --       (24,900)           --
                                  ---------------------------------------
Outstanding, end of year              621,700       631,700       656,600
                                  =======================================

Exercisable, end of year:
    Number of shares                  621,700       625,880       634,140
    Exercise price per share             $.94          $.94          $.94
                                    to $10.12     to $10.12     to $10.12


NOTE 12 - COMMITMENTS
    The Company and its subsidiaries lease certain equipment and facilities under operating leases. Minimum rental payments under such leases, which expire at various dates through 2008, are as follows (in thousands):


Years ending December 31,
- -------------------------------------
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

    The Company, through Transition, has international export sales throughout the world. Substantially all of the export sales are denominated in U.S. dollars. Revenues classified by major geographic area are as follows:


Years ended December 31, (in thousands)        1995       1994       1993
- -------------------------------------------------------------------------
Revenues from unaffiliated customers in the
   United States                          $  49,668   $  43,020   $  43,616
   Europe                                     3,363       2,737       2,230
   Other                                      1,860       1,436         910
                                          ---------------------------------

                                          $  54,891   $  47,193   $  46,756
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



                                         /s/ GRANT THORNTON LLP


Minneapolis, Minnesota
February 15, 1996

                   North Star Universal, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         For the Years Ended December 31,
                                  (In thousands)

                                        Additions
                                  ------------------------
                     Balance at   Charged to    Charge to                               Balance
                     Beginning     Cost and       Other                                  at End
                      of Year     Expenses       Accounts   Deductions(1)   Other(2)     of Year
                     ----------   ----------   -----------   ---------      -----        -------
Allowance for
Doubtful Accounts
- -----------------

1993                       $315         $270         --          $(92)       $(34)        $459

1994                        459           49         --          (126)         --          382

1995                        382          135         --           (68)        (49)         400



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

Michael Foods, Inc. and Subsidiaries
Consolidated Balance Sheets

December 31,                                                          1995                1994
- ----------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents...............................   $  1,921,000        $  1,641,000
   Accounts receivable, less allowances....................     40,583,000          36,622,000
   Inventories.............................................     58,845,000          54,631,000
   Prepaid expenses and other..............................      1,622,000           1,091,000
                                                              --------------------------------
      Total current assets.................................    102,971,000          93,985,000
PROPERTY, PLANT AND EQUIPMENT - AT COST
   Land....................................................      4,117,000           4,149,000
   Buildings and improvements..............................     95,109,000          93,807,000
   Machinery and equipment.................................    203,557,000         182,805,000
                                                              --------------------------------
                                                               302,783,000         280,761,000
   Less accumulated depreciation...........................    118,642,000          99,702,000
                                                              --------------------------------
                                                               184,141,000         181,059,000
OTHER ASSETS
   Goodwill, net...........................................     57,829,000          47,439,000
   Net assets held for sale................................      4,431,000           7,761,000
   Other...................................................      9,855,000           6,401,000
                                                              --------------------------------
                                                                72,115,000          61,601,000
                                                              --------------------------------
                                                              $359,227,000        $336,645,000
                                                              ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt....................   $ 11,731,000        $ 11,809,000
   Accounts payable........................................     27,362,000          26,360,000
   Accrued compensation....................................      6,543,000           5,168,000
   Accrued insurance.......................................      6,945,000           6,326,000
   Other accrued expenses..................................      7,095,000           7,633,000
   Deferred income taxes...................................      1,200,000           3,100,000
                                                              --------------------------------
      Total current liabilities............................     60,876,000          60,396,000

LONG-TERM DEBT, less current maturities....................     89,690,000          88,795,000
DEFERRED INCOME TAXES......................................     28,566,000          21,425,000
CONTINGENCIES..............................................              -                   -
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value,
     3,000,000 shares authorized, none issued..............              -                   -
   Common stock, $.01 par value, 25,000,000 shares authorized, shares
     issued 19,332,001 in 1995 and 19,915,489 in 1994......        193,000             199,000
   Additional paid-in capital..............................    112,374,000         117,640,000
   Retained earnings.......................................     67,528,000          53,801,000
   Treasury stock, 613,912 shares held in 1994 - at cost...              -          (5,611,000)
                                                              --------------------------------
      Total stockholders' equity...........................    180,095,000         166,029,000
                                                              --------------------------------
                                                              $359,227,000        $336,645,000
                                                              ================================

The accompanying notes are an integral part of these statements.
                                            S-7

Michael Foods, Inc. and Subsidiaries
Consolidated Statements of Earnings

YEARS ENDED DECEMBER 31,                                     1995           1994           1993
- -----------------------------------------------------------------------------------------------
Net sales........................................    $536,627,000   $505,965,000   $474,783,000
Cost of sales....................................     454,652,000    430,917,000    414,965,000
                                                     ------------------------------------------
   Gross profit..................................      81,975,000     75,048,000     59,818,000
Selling, general and administrative expenses.....      45,729,000     41,851,000     39,122,000
Disposal of product line.........................               -              -     22,769,000
Restructuring charges............................               -              -     11,164,000
                                                     ------------------------------------------
                                                       45,729,000     41,851,000     73,055,000
                                                     ------------------------------------------
   Operating profit (loss).......................      36,246,000     33,197,000    (13,237,000)
Interest (income) expense
   Interest expense..............................       7,917,000      8,842,000      9,210,000
   Interest capitalized..........................        (172,000)      (304,000)      (116,000)
                                                     ------------------------------------------
                                                        7,745,000      8,538,000      9,094,000
   Interest income...............................        (110,000)       (40,000)      (731,000)
                                                     ------------------------------------------
                                                        7,635,000      8,498,000      8,363,000
                                                     ------------------------------------------
      Earnings (loss) before income taxes........      28,611,000     24,699,000    (21,600,000)
Income tax expense (benefit).....................      11,020,000      9,510,000     (5,280,000)
                                                     ------------------------------------------
      NET EARNINGS (LOSS)........................    $ 17,591,000   $ 15,189,000   $(16,320,000)
                                                     ==========================================
      NET EARNINGS (LOSS) PER SHARE..............    $        .91   $        .79   $       (.84)
                                                     ==========================================
Weighted average shares outstanding..............      19,328,000     19,315,000     19,416,000
                                                     ==========================================


The accompanying notes are an integral part of these statements.

Michael Foods, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

                                              ADDITIONAL                                  TOTAL
                          COMMON STOCK           PAID-IN    RETAINED    TREASURY  STOCKHOLDERS'
                     ----------------------
                     SHARES ISSUED   AMOUNT      CAPITAL    EARNINGS       STOCK         EQUITY
- ------------------------------------------------------------------------------------------------
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
                        =======================================================================


The accompanying notes are an integral part of these statements.

Michael Foods, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

YEARS ENDED DECEMBER 31,                                      1995          1994           1993
- ------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings (loss)...............................   $17,591,000   $15,189,000   $(16,320,000)
  Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities:
    Depreciation....................................    22,461,000    21,616,000     22,446,000
    Amortization....................................     1,575,000     1,633,000      1,741,000
    Deferred income taxes...........................     5,241,000     6,095,000     (7,660,000)
    Disposal of product line........................             -   (10,820,000)    22,769,000
    Restructuring charges...........................             -      (525,000)    11,164,000
    Incentive plan stock compensation...............       339,000             -              -
    Cash provided from changes in
      working capital employed, net of effect
      of disposal of product line and
      restructuring charges:
      Accounts receivable...........................    (3,961,000)   (3,535,000)       392,000
      Inventories...................................    (4,214,000)   (5,493,000)     2,968,000
      Prepaid expenses and other....................      (531,000)      188,000       (122,000)
      Accounts payable..............................     1,002,000     5,824,000      3,440,000
      Accrued expenses..............................     1,456,000     1,706,000      2,708,000
                                                       -----------------------------------------
        Total adjustments...........................    23,368,000    16,689,000     59,846,000
                                                       -----------------------------------------
Net cash provided by operating activities...........    40,959,000    31,878,000     43,526,000
Cash flows from investing activities:
  Capital expenditures..............................   (23,782,000)  (22,839,000)    (8,669,000)
  Sale of net assets held for sale..................       889,000     1,786,000              -
  Business acquisition and other assets.............   (15,419,000)   (1,840,000)    (3,194,000)
                                                       -----------------------------------------
Net cash used in investing activities...............   (38,312,000)  (22,893,000)   (11,863,000)
Cash flows from financing activities:
  Payments on long-term debt........................  (100,806,000) (100,604,000)  (109,713,000)
  Proceeds from long-term debt......................   102,303,000    97,200,000     77,923,000
  Purchase of shares for treasury...................             -      (300,000)    (1,828,000)
  Cash dividends....................................    (3,864,000)   (3,863,000)    (3,886,000)
                                                       -----------------------------------------
Net cash used in financing activities...............    (2,367,000)   (7,567,000)   (37,504,000)
                                                       -----------------------------------------
Net increase (decrease) in cash and cash equivalents       280,000     1,418,000     (5,841,000)
Cash and cash equivalents at beginning of year......     1,641,000       223,000      6,064,000
                                                       -----------------------------------------
Cash and cash equivalents at end of year............   $ 1,921,000    $1,641,000    $   223,000
                                                       =========================================
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest........................................   $ 8,183,000    $8,853,000    $ 9,445,000
    Income taxes....................................     6,363,000     4,432,000      3,858,000

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

Inventories consist of the following:

DECEMBER 31,                             1995               1994
- ----------------------------------------------------------------
Raw materials and supplies.....   $16,597,000        $15,327,000
Work in process and
   finished goods..............    19,848,000         16,233,000
Flocks.........................    22,400,000         23,071,000
                                  ------------------------------
                                  $58,845,000        $54,631,000
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

NOTE E
LONG-TERM DEBT
Long-term debt consists of:

DECEMBER 31,                        1995              1994
- ----------------------------------------------------------
Revolving line of
   credit (a)............   $ 42,500,000      $ 29,400,000
9.5% senior promissory
   notes (b).............     32,000,000        38,000,000
9.85% senior promissory
   notes (c).............     14,400,000        17,200,000
10.4% senior promissory
   notes (d).............     10,000,000        12,500,000
Other....................      2,521,000         3,504,000
                            ------------------------------
                             101,421,000       100,604,000
Less current maturities..     11,731,000        11,809,000
                            ------------------------------
                            $ 89,690,000      $ 88,795,000
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
   Aggregate minimum annual principal payments of long-term debt maturing in years subsequent to December 31, 1995 are as follows:


YEAR ENDING DECEMBER 31,                            AMOUNT
- ----------------------------------------------------------
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

NOTE F
INCOME TAXES
The provision for income taxes consists of the following:


YEARS ENDED
DECEMBER 31,                      1995            1994            1993
- ----------------------------------------------------------------------
Current
   Federal...............   $4,893,000      $2,888,000      $1,968,000
   State.................      886,000         527,000         412,000
                           -------------------------------------------
                             5,779,000       3,415,000       2,380,000
Deferred
   Federal...............    4,804,000       5,510,000      (6,746,000)
   State.................      437,000         585,000        (914,000)
                           -------------------------------------------
                             5,241,000       6,095,000      (7,660,000)
                           -------------------------------------------
                           $11,020,000      $9,510,000     $(5,280,000)
                           ===========================================


   Included in the 1993 provision for deferred income taxes is a $1,200,000 expense resulting from the increase in enacted Federal income tax rates.
   Deferred income taxes arise from temporary differences between financial and tax reporting. The tax effects of the cumulative temporary differences resulting in the deferred tax liability are as follows:

DECEMBER 31,                   1995                  1994
- ---------------------------------------------------------
Depreciation........   $ 32,831,000           $33,941,000
Farm inventory
   accounting.......      4,516,000             5,726,000
AMT credit..........       (754,000)           (3,975,000)
Disposal of
   product line.....     (1,938,000)           (6,948,000)
Other...............     (4,889,000)           (4,219,000)
                       ----------------------------------
                       $ 29,766,000           $24,525,000
                       ==================================


   The following is a reconciliation of the Federal statutory income tax rate to the consolidated effective tax rate:


YEARS ENDED DECEMBER 31,       1995       1994       1993
- -----------------------------------------------------------
Federal statutory rate......   35.0%      35.0%     (35.0)%
State tax effect............    3.0        2.9       (1.5)
Goodwill....................    1.7        2.0       10.8
Tax rate change.............    -          -          5.6
Other.......................   (1.2)      (1.4)      (4.3)
                               ----------------------------
                               38.5%      38.5%     (24.4)%
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


- ------------------------------------
(a)  Write-offs of accounts deemed uncollectible

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

Years ending December 31,
- -------------------------------------
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

                                        1995        1994        1993
                                    ---------------------------------
Current:
   Federal                          $     740   $    (120)   $    330
   State                                  130         (20)         60
                                    ---------------------------------
                                          870        (140)        390
                                    ---------------------------------

Deferred:
   Federal                               (405)       (175)       (400)
   State                                  (60)        (25)        (60)
                                    ---------------------------------
                                         (465)       (200)       (460)
                                    ---------------------------------
                                    $     405   $    (340)   $    (70)
                                    =================================

The following is a reconciliation of income taxes at the federal statutory rate to the effective rate:

Years ended December 31,                 1995        1994        1993
- ----------------------------------------------------------------------
Federal statutory rate                   34.0%      (34.0)%     (34.0)%
State income taxes                        8.9        (4.3)         --
Losses producing no current benefit        --          --        28.4
Goodwill amortization                     7.0         5.1         2.3
Other                                     1.6         0.8         0.3
                                       -------------------------------
                                         51.5%      (32.4)%      (3.0)%
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

The tax effects of the cumulative temporary differences resulting in the net deferred tax liability at December 31, are as follows (in thousands):

                                        1995        1994
- --------------------------------------------------------
Investment in CorVel                $  (4,339)   $ (3,517)
Accrued expenses not
  deductible until paid                 1,729       1,338
Other                                    (362)       (436)
                                    ---------------------
                                    $  (2,972)   $ (2,615)
                                    =====================

NOTE 8 - COMMITMENTS
The Unit leases certain equipment and facilities under operating leases. Minimum rental payments under such leases which expire at various dates through 2008 are as follows (in thousands):

Years ending December 31,
- ----------------------------------------
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

The Unit, through Transition, has international export sales throughout the world. Substantially all of the export sales are denominated in U.S. dollars. Revenues classified by major geographic area are as follows:

Years ended December 31, (in thousands)       1995        1994        1993
- ----------------------------------------------------------------------------
Revenues from unaffiliated customers in the
   United States                            $ 49,668    $ 43,020    $ 43,616
   Europe                                      3,363       2,737       2,230
   Other                                       1,860       1,436         910
                                            --------------------------------

                                            $ 54,891    $ 47,193    $ 46,756
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



                                         /s/ GRANT THORNTON LLP


Minneapolis, Minnesota
February 15, 1996

                                     ENStar
                 (An Operating Unit of North Star Universal, Inc.),

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         For the Years Ended December 31,
                                  (In thousands)

                                        Additions
                                  ------------------------
                     Balance at   Charged to    Charge to                               Balance
                     Beginning     Cost and       Other                                  at End
                      of Year     Expenses       Accounts   Deductions(1)   Other(2)     of Year
                     ----------   ----------   -----------   ---------      -----        -------
Allowance for
Doubtful Accounts
- -----------------

1993                       $258         $220         --          $(92)       $(42)        $344

1994                        344          115         --          (126)         --          333

1995                        333          135         --          (230)         --          400



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