Form 10-Q
period 1996-03-31
NORTH STAR UNIVERSAL INC
filed 1996-05-14
CIK 768158

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                        For period ended March 31, 1996


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

At April 30, 1996, 9,913,000 shares of common stock of the registrant were outstanding.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                    North Star Universal, Inc. and Subsidiaries
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Unaudited, in thousands, except share data)

                                                March 31,           December 31,
                                                  1996                   1995
                                             -----------------------------------
ASSETS

Current Assets
  Cash and cash equivalents                  $    11,152            $     3,369
  Accounts receivable, net                         8,756                  8,784
  Inventories                                      6,723                  6,631
  Prepaid expenses and other current assets          332                    274
  Net assets held for sale                         1,135                  1,032
                                             ----------------------------------

    Total current assets                          28,098                 20,090

Property and equipment, net                        1,481                  1,453
Investment in unconsolidated subsidiaries         81,609                 83,542
Goodwill, net                                      4,920                  4,960
Other assets                                         162                    189
                                             ----------------------------------
                                             $   116,270            $   110,234
                                             ==================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Notes payable to bank                      $     1,213            $       937
  Current portion of long-term debt               13,395                 13,161
  Accounts payable and accrued expenses            9,737                 10,401
                                             ----------------------------------
    Total current liabilities                     24,345                 24,499

Long-term debt, net of current maturities         26,513                 29,319
Deferred income taxes                             25,473                 21,935

Shareholders' Equity
  Common stock, $.25 par value
    100,000,000 shares authorized,
    issued and outstanding 9,688,000
    shares in 1996 and 9,448,000 in 1995           2,422                  2,362
  Additional paid-in-capital                      31,283                 31,105
  Retained earnings                                6,234                  1,014
                                             ----------------------------------
    Total shareholders' equity                    39,939                 34,481
                                             ----------------------------------
                                             $   116,270            $   110,234
                                             ==================================


See accompanying notes to condensed consolidated financial statements.

                    North Star Universal, Inc. and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share amounts)

                                                    Three Months Ended
                                                          March 31,
                                              ---------------------------------
                                                  1996                    1995
                                              ---------------------------------
Revenues                                      $  15,362               $  12,557
Operating and product costs                      11,200                   8,781
                                              ---------------------------------
  Gross profit                                    4,162                   3,776

Selling, general,
  and administrative expenses                     3,954                   3,505
                                              ---------------------------------
  Operating income                                  208                     271

Interest expense, net                              (922)                 (1,062)
Investment income                                 7,713                       -
                                              ---------------------------------
Income (loss) before income taxes
  and equity in earnings of
  unconsolidated subsidiaries                     6,999                    (791)

Income tax provision (benefit)                    2,830                    (210)
                                              ---------------------------------
Income (loss) before equity in
  earnings of unconsolidated
  subsidiaries                                    4,169                    (581)

Equity in earnings of
  unconsolidated subsidiaries                     1,051                   1,207
                                              ---------------------------------
Income from continuing
  operations                                      5,220                     626
                                              ---------------------------------

Discontinued operations
  Loss from operations, net of
    income tax benefit                                -                    (689)
                                              ---------------------------------
                                                      -                    (689)
                                              ---------------------------------
Net income (loss)                             $   5,220               $     (63)
                                              =================================

Income (loss) per share
  Continuing operations                       $    0.53               $    0.06
  Discontinued operations                             -                   (0.07)
                                              ---------------------------------
    Income (loss) per share                   $    0.53               $   (0.01)
                                              =================================

Weighted average shares
  outstanding                                 9,886,600               9,438,000
                                              =================================

See accompanying notes to condensed consolidated financial statements.

                    North Star Universal, Inc. and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Three Months Ended March 31, (Unaudited)
                                 (In thousands)

                                                  1996                    1995
                                             ----------------------------------
Net cash used in operating activities        $   (1,298)            $      (328)

Cash flows from investing activities
  Capital expenditures                             (210)                   (119)
  Proceeds from sale of CorVel stock             11,052                       -
  Other                                             (58)                   (117)
                                             ----------------------------------

Net cash provided by (used in)
  investing activities                           10,784                    (236)
                                             ----------------------------------

Cash flow from financing activities
  Proceeds from long-term debt                      479                   1,946
  Payments on long-term debt                     (2,940)                 (1,840)
  Proceeds from notes payable                    16,192                  11,064
  Payments on notes payable                     (16,027)                (12,614)
  Cash dividends received from Michael Foods        368                     368
  Exercise of stock options                         225                       -
                                             ----------------------------------

Net cash used in financing activities            (1,703)                 (1,076)
                                             ----------------------------------

Net increase (decrease) in cash and
  cash equivalents                                7,783                  (1,640)

Cash and cash equivalents
  at beginning of period                          3,369                   5,102
                                             ----------------------------------

Cash and cash equivalents
  at end of period                           $   11,152             $     3,462
                                             ==================================





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

     Results for the three months ended March 31 may not necessarily be indicative of the results to be expected for the full year.

2.   Reorganization Agreement --

     On December 21, 1995, the Company entered into a reorganization agreement with Michael Foods. The effect of this agreement is to distribute the shares of Michael Foods common stock owned by North Star directly to shareholders of North Star and reposition North Star's continuing operations and investments into a new holding company, ENStar Inc. ("ENStar"). Prior to the reorganization, the Company will transfer to ENStar, its wholly owned subsidiary Americable, which owns Transition, and its equity investment in CorVel. The shares of ENStar will be declared payable in a tax free dividend to North Star's shareholders of record prior to the effective date of the reorganization and be distributed immediately following the reorganization.

     Under the terms of the agreement, North Star will transfer indebtedness, net of cash and cash equivalents, in the range of $25 million to $29 million to Michael Foods, together with Michael Foods shares approximately equal to the debt transferred. The actual number of Michael Foods shares in the exchange will be based on an average market price for a period of time prior to the closing date, less a discount ranging from 8% to 9% depending on the actual amount of debt transferred. At the effective time of the reorganization, North Star will effect a reverse stock split which reduces its shares outstanding to the same number of shares it owns in Michael Foods reduced by the shares redeemed in the transfer of the indebtedness. In the reorganization, each outstanding share of Michael Foods common stock will be exchanged for one share of North Star common stock. Following the reorganization, North Star will be renamed Michael Foods, Inc.

     The reorganization is subject to the receipt of a favorable ruling from the Internal Revenue Service that the distributions are tax free to the shareholders of Michael Foods and the Company, the approval of both companies shareholders and other closing conditions. The agreement can be terminated by either party under various circumstances including if Michael Foods' stock price is outside a predetermined price range. The transaction is expected to close in 1996.

                    North Star Universal, Inc. and Subsidiaries
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

3.   Discontinued Operations --

     On May 5, 1995, the Company completed the sale of its shares in Dalworth Holdings, Inc. and subsidiaries, including C.E. Services Inc. (collectively "C.E. Services") to Amdahl Corporation for $2.5 million cash. The loss on disposition was approximately $2.1 million, net of an income tax benefit of approximately $1.3 million. The accompanying condensed consolidated statements of operations for 1995 have been restated to reflect C.E. Services as discontinued operations. The following are summarized results of operations for C.E. Services for the three months ended March 31, 1995 (in thousands):


Revenues                                     $    5,100
Gross profit                                      1,000
Pretax loss                                      (1,009)
Income tax benefit                                  320
Loss from operations                               (689)

4.   Investment in Unconsolidated Subsidiaries --

     The Company's unconsolidated subsidiaries consist of its investments in Michael Foods, Inc. ("Michael Foods") and CorVel Corporation ("CorVel"). CorVel has a fiscal year ended March 31. The following is summarized balance sheet and income statement information of the Company's unconsolidated subsidiaries as of, and for the three month period ended March 31, 1996 (in thousands):

                                             Michael Foods             CorVel
                                             ----------------------------------
         Current assets                      $  107,279             $    37,632
         Noncurrent assets                      255,067                  15,654
         Current liabilities                     59,202                   7,481
         Noncurrent liabilities                 120,212                     694
         Revenues                               143,872                  28,328
         Gross profit                            18,913                   5,143
         Net income                               3,278                   1,919

     In January 1996, the Company sold 350,000 shares of CorVel for approx-imately $11 million, resulting in a pre-tax gain of approximately $7.7 million.

                    North Star Universal, Inc. and Subsidiaries
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

5.   Inventories --

     Inventories are stated at the lower of average cost (first-in, first-out) or market. Inventories consist of the following (in thousands):

                                               March 31,            December 31,
                                                 1996                   1995
                                             ---------------------------------
         Work in process and finished goods  $    4,975             $    4,092
         Purchased parts                          1,748                  2,539
                                             ---------------------------------
                                             $    6,723             $    6,631
                                             ---------------------------------
                                             ---------------------------------

6.   Earnings Per Share --

     Earnings per share are based on the average number of shares outstanding during the period after giving effect to the assumed exercise of outstanding stock options, except where the effects are antidilutive.

7.   Income Taxes --

     Deferred income taxes arise from temporary differences between financial and tax reporting. To the extent the Company's financial reporting basis in its investment in unconsolidated subsidiaries exceeds its tax basis, and is not expected to be realized in a tax-free manner, the Company records a deferred tax liability. At March 31, 1996, the deferred tax liability includes a cumulative tax effect of approximately $24.2 million and $4.4 million for the differences in the financial reporting and tax basis of the Company's investments in Michael Foods and CorVel, respectively.

     As described in Note 2, the Company has entered into a reorganization agreement with Michael Foods under which it may realize its investment in Michael Foods in a tax-free manner. The agreement can be terminated by either party under various circumstances. Accordingly, the Company has continued to carry a deferred tax liability related to its investment in Michael Foods.

8.   Subsequent Event --

     On April 26, 1996, the Company completed the sale of Eagle Engineering & Manufacturing, Inc. ("Eagle") for approximately $3.7 million of cash and notes. Eagle has been classified within net assets held for sale.

9.   Reclassifications --

     Certain 1995 amounts have been reclassified to conform with the financial statement presentation used in 1996. Such reclassifications had no impact on previously reported retained earnings or net income.

                    North Star Universal, Inc. and Subsidiaries
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     North Star Universal, Inc. ("North Star" or "the Company") is a holding company. The Company's three key holdings consist of Michael Foods, Inc. ("Michael Foods"), CorVel Corporation ("CorVel") and its computer businesses. At March 31, 1996, the Company owned a 38% interest in Michael Foods and a 27% ownership interest in CorVel. The common stock of each of Michael Foods and CorVel is included on the NASDAQ National Market System under the symbols MIKL and CRVL. The Company's investments in Michael Foods and CorVel are accounted for as unconsolidated subsidiaries using the equity method of accounting.

     The Company's continuing operations consist of Americable, Inc. ("Americable") and Transition Networks, Inc. ("Transition"). Americable is a provider of connectivity and networking products and services. Transition designs, manufactures and markets connectivity devices used in local area network ("LAN") applications.

     The following are unaudited summarized operating results for each of the Company's continuing operations for the three months ended March 31 (in thousands).

                                                    1996            1995
                                                -------------------------
Revenues
    Americable                                  $  12,101       $   9,279
    Transition                                      3,651           3,642
    Eliminations                                     (390)           (364)
                                                -------------------------
                                                $  15,362       $  12,557
                                                =========================

Gross Profit
    Americable                                  $   2,732       $   2,438
    Transition                                      1,430           1,338
                                                -------------------------
                                                $   4,162       $   3,776
                                                =========================

Selling, General and Administrative Expenses
    Americable                                  $   2,420       $   2,172
    Transition                                      1,252           1,037
    Corporate                                         282             296
                                                -------------------------
                                                $   3,954       $   3,505
                                                =========================

Operating Income (Loss)
    Americable                                  $     312       $     266
    Transition                                        178             301
    Corporate                                        (282)           (296)
                                                -------------------------
                                                $     208       $     271
                                                =========================

                    North Star Universal, Inc. and Subsidiaries
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 vs. THREE MONTHS ENDED MARCH 31, 1995

     Consolidated revenues increased $2.8 million or 22.3%, to $15.4 million from $12.6 million in 1995.

     Revenues at Americable increased approximately $2.8 million, or 30.4%, to $12.1 million. This includes increased sales of networking products of approximately $3.3 million and approximately $300,000 of increased revenues from installation and services, both due primarily to higher demand. Included in these amounts is approximately $2.6 million of higher sales of networking products to two customers, of which such increase in volume is not expected to continue for the remainder of the year. Offsetting these increases was approximately $390,000 of decreased sales of cable assemblies due primarily to reduced pricing within modular assembly applications due to technological changes. In addition, sales of cable and other connectivity products decreased approximately $370,000 due primarily to lower mix of volume to contractors and resellers in addition to lower demand experienced for certain types of bulk cable due to increased market supply during the period.

     As a result of increased competition and ongoing pricing pressures, revenues at Transition were relatively unchanged between years. Sales of Transition's advanced LAN products increased approximately 48% to $427,000, reflecting additional revenues from new products introduced during 1995. Sales from new product introductions and enhancements accounted for approximately
2% of net sales for the quarter ended March 31, 1996 versus $870,000 or 24% for the comparable period in 1995. Sales of basic LAN and terminal products decreased approximately 4% to $3.2 million. Sales to domestic customers decreased approximately $24,000 or 1%, to $2.2 million which primarily reflects a lower volume of new product introductions sold during the period. Sales to international customers increased approximately $33,000 or 2%, to $1.4 million which was primarily a result of the addition of new customers.

     Consolidated gross profit, as a percent of revenues, decreased to 27.1% in 1996 as compared to 30.1% in 1995. Decreased margins at Americable are primarily attributable to a higher volume of lower margin networking products and lower pricing on cable due to competition and overall higher market supply on certain types of bulk cable. The increased margins at Transition were primarily a result of product mix between periods, and are not expected to continue at such levels. North Star expects its gross profit margins to decline due to expected competitive pricing pressures on products sold by both Americable and Transition.

     The Company's selling, general and administrative expenses increased $449,000 or 12.8%, to $3.9 million from $3.5 million in 1995.

     Operating expenses at Americable increased approximately $248,000 or 11% for the period which reflects approximately $170,000 of increased selling expenses primarily attributable to higher sales commissions and the addition of new sales personnel and related expenses. In addition, this increase reflects approximately $80,000 of higher engineering expense due to the addition of technical and engineering personnel.

                    North Star Universal, Inc. and Subsidiaries
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

     Americable expects that its selling expenses, as a percentage of revenues, may increase during the remainder of 1996 through the addition of sales and technical personnel in new geographic locations in addition to costs associated with a new catalog which was released in the first quarter of 1996. These anticipated increases in operating expenses may result in lower operating profits at Americable, if the company is unable to maintain current gross profit margins and continued sales growth.

     Transition had increased operating expenses of approximately $215,000 or 21%, which reflects increased engineering expenses of approximately $123,000 due to the addition of engineering personnel associated with new product develop-ment. In addition, selling expenses increased approximately $73,000 due primarily to higher promotional expenses. In an effort to successfully develop and launch new advance LAN products, Transition anticipates the increased levels of spending on engineering, marketing and promotional costs to continue throughout 1996. If such increased level of spending does not result in the timely introduction of commercially successful products, Transition may experience significantly reduced levels of sales growth and operating results during the remainder of 1996.

     Investment income of $7.7 million represents the pre-tax gain recognized from the January 1996 sale of 350,000 shares of CorVel. Net interest expense decreased $137,000 or 13% to $922,000 from $1,059,000 in 1995 due primarily to lower interest rates and lower outstanding levels of debentures and, to a lesser extent, lower borrowing levels at Americable and Transition between years.

     The income tax provision in 1996 reflects the Company's estimated effective annual tax rate. The income tax benefit of $210,000 in 1995 relates to the elimination of deferred tax liabilities that will reverse as net operating losses available for carryforward are utilized in future periods. To the extent loss carryforwards are realized in the future, deferred taxes will be reinstated.

     Equity in earnings of unconsolidated subsidiaries decreased $156,000 to $1,051,000 from $1,207,000 in the previous year. This includes a decrease of $96,000 in the equity in earnings of Michael Foods which is a result of its lower earnings for the period. The Company's equity in earnings of CorVel were decreased by approximately $60,000 due to its reduced ownership interest in CorVel following the January 1996 sale of stock. Further information with respect to the results of operations of Michael Foods and CorVel is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of their respective reports on Form 10-Q and Form 10-K as filed with the Securities and Exchange Commission.

     The loss from discontinued operations for 1995 includes the operating loss of C.E. Services which was sold May 5, 1995 (see Note 3 to the Notes to Condensed Consolidated Financial Statements).

                    North Star Universal, Inc. and Subsidiaries
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

CAPITAL RESOURCES AND LIQUIDITY

     Historically, the Company has experienced cash flow deficits from operations and has experienced fluctuations in its working capital which are primarily attributable to the increase in receivables and inventories associated with growth in sales and timing of payments on accounts payable. Cash used in operations was $1.3 million for the three months ended March 31, 1996, as compared to $328,000 in 1995. The Company expects operating cash flow deficits to continue.

     The Company does not have the use of cash flow generated by Michael Foods other than proceeds from quarterly dividends. In each of the three month periods ended March 31, 1996 and 1995, the Company received dividends of $368,000. There can be no assurance that Michael Foods will continue to declare such dividends. Likewise, since CorVel's initial public offering in July 1991, the Company has not had the use of cash generated by CorVel and its subsidiaries. Since its initial public offering, CorVel has not declared any dividends, and has indicated that it does not anticipate doing so for the foreseeable future.

     The Company has maintained a program whereby it sells subordinated debentures of various maturities primarily to individual investors. The debentures have been offered on a continuous basis at interest rates that change from time to time depending on market conditions. Historically, a substantial portion of maturing debentures have been reinvested in new debentures. At
March 31, 1996, the Company had approximately $38.8 million principal amount of subordinated debentures outstanding.

     On November 7, 1995, in light of the negotiations with Michael Foods, the Company ceased the sale of any new debentures under its debenture program.
Under the terms of the reorganization agreement, the amount of outstanding debentures at the date of the reorganization will be effectively assumed by Michael Foods. In January 1996, the Company sold 350,000 shares of its holdings in CorVel for approximately $11 million cash. In addition, on April 26, 1996, the Company completed the sale of Eagle (classified as net assets held for sale) resulting in net cash proceeds of approximately $3.2 million. Proceeds from these transactions will be used primarily to fund scheduled maturities of debentures through the date of the proposed reorganization, which is expected to be completed in 1996.

     To the extent the reorganization agreement with Michael Foods is not consummated, the Company plans to reinitiate the sale of debentures. Under these circumstances, however, there can be no assurance that future reinvested and newly sold debentures will equal or exceed redemptions. The Company has been highly dependent on the continued sales of debentures under its debenture program. In the event that, after the sales of debentures are reinitiated, redemptions substantially exceed reinvested and newly sold debentures or the program is interrupted for an extended period, the Company would be required to fund maturities through its existing cash on hand and asset sales.

                    North Star Universal, Inc. and Subsidiaries
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

     Long-term debt repayments for the three months ended March 31, 1996, of approximately $2.9 million consist of redemptions of subordinated debentures. Proceeds from long-term debt of approximately $479,000 represents compounded interest on debentures. The net activity under the debenture program for the period ended March 31, 1996 resulted in net cash use to the Company of approximately $2.5 million.

     Americable and Transition maintain a revolving line of credit and term loan facility which provides borrowings up to $5.5 million due in May 1996. Borrowings under the revolving credit facility are based on eligible accounts receivable and inventory with interest at prime plus 1.5%, (9.75% at March 31, 1996). At March 31, 1996, there were outstanding borrowings of $1.2 million under the revolving line of credit and $964,000 under the term loan. Management is currently in the process of negotiating terms of a new credit facility and expects to obtain available borrowing levels and terms that are comparable with its existing facility.

     At April 30, 1996, North Star had approximately $13.6 million of cash and cash equivalents, excluding cash of its operating subsidiaries. The Company believes that its available cash and cash equivalents along with the amounts available under the credit facilities of its operating companies, will be adequate to meet expected cash requirements, including debenture redemptions, capital expenditures and potential acquisitions for the remainder of the year.

                            PART II - OTHER INFORMATION
                    North Star Universal, Inc. and Subsidiaries


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  No exhibits are filed with this report on Form 10-Q.

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

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




Date      May 14, 1996               by    /s/ Jeffrey J. Michael
       ---------------------------         --------------------------
                                           Jeffrey J. Michael
                                           President and Chief Executive Officer


Date      May 14, 1996               by    /s/ Peter E. Flynn
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