Form 10-K405/A
period 1995-12-31
NORTH STAR UNIVERSAL INC
filed 1996-06-28
CIK 768158

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                 ---------------

                                    FORM 10-K/A-2

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

         Income Statements -- Nine months                                S-49

         Income Statements -- Third quarter                              S-50

         Consolidated Statements of Cash Flows  -- Nine months           S-51

         Notes to Consolidated Financial Statements                      S-52

  (vi)  CorVel Corporation and Subsidiaries

         Report of Independent Auditors                                  S-53

         Consolidated Statements of Income for the Fiscal Years Ended
           March 31, 1994, 1995, and 1996                                S-54

         Consolidated Balance Sheets as of March 31, 1995 and 1996       S-55

         Consolidated Statements of Stockholders' Equity for the
           Fiscal Years Ended March 31, 1994, 1995, and 1996             S-56

         Consolidated Statements of Cash Flows for the Fiscal Years
           Ended March 31, 1994, 1995, and 1996                          S-57

         Notes to Consolidated Financial Statements              S-58 to S-64

         Schedule II - Valuation and Qualifying Accounts                 S-65

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

        12.6 Computation of Ratio of Earnings to Fixed Charges for North Star Universal, Inc. for each of the fiscal years ended December 31, 1995.

        21.1    Subsidiaries of the Company.

        23.1 Consent of Grant Thornton LLP as independent public accountants of the Company.

        23.2 Consent of Ernst & Young LLP as independent public accountants of CorVel Corporation.


       *24.1    Consent of Independent Auditors - Ernst & Young


        27.1    Financial Data Schedule.

- --------------------------

*      Filed with this Amendment No. 2 to Annual Report on Form 10-K.


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

(c)    See the Exhibits set forth above.


(d) See the Financial Statement Schedules of the Company, the CorVel Corporation Financial Statements and the CorVel Corporations Financial Statement Schedules attached as a separate section of the Amendment Number 2 to the Company's Annual Report on Form 10-K/A-2.

                                    SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 28,  1996               NORTH STAR UNIVERSAL, INC.

                                    By        /s/ Jeffrey J. Michael
                                              ---------------------------------
                                              Jeffrey J. Michael, President and
                                              Chief Executive Officer

                         REPORT OF INDEPENDENT AUDITORS


Stockholders and Board of Directors
CorVel Corporation

         We have audited the accompanying consolidated balance sheets of CorVel Corporation as of March 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and this schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CorVel Corporation at March 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules when considered in relationship to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                ERNST & YOUNG LLP


May 8, 1996
Orange County, California

                               CORVEL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                   Year Ended March 31
                                                      ------------------------------------------------
                                                         1994              1995              1996
                                                      -----------       -----------       ------------
  REVENUES                                            $80,619,000       $95,783,000       $109,052,000

  COSTS AND EXPENSES
  Cost of revenues                                     67,331,000        78,950,000         88,937,000
  General and administrative                            6,057,000         7,186,000          8,106,000
                                                      -----------       -----------       ------------
                                                       73,388,000        86,136,000         97,043,000
                                                      -----------       -----------       ------------
  Income before income taxes                            7,231,000         9,647,000         12,009,000
  Income tax provision                                  2,821,000         3,762,000          4,684,000
                                                      -----------       -----------       ------------
  NET INCOME                                          $  4,410,00       $ 5,885,000       $  7,325,000
                                                      ===========       ===========       ============
  Net income per common and common
    equivalent share                                  $      1.01       $      1.30       $       1.57
                                                      ===========       ===========       ============
  Weighted average shares outstanding                   4,369,000         4,542,000          4,674,000





See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                                                    March 31
                                                          ---------------------------
                                                             1995             1996
                                                          -----------    ------------
  ASSETS

  CURRENT ASSETS
  Cash and cash equivalents                               $13,211,000     $17,113,000
  Accounts receivable (less allowance for
    doubtful accounts of $825,000 in 1995 and
    $1,268,000 in 1996)                                    15,868,000      18,394,000
  Prepaid taxes and expenses                                  182,000         545,000
  Deferred income taxes                                     1,809,000       2,032,000
                                                          -----------     -----------
       Total current assets                                31,070,000      38,084,000
                                                          -----------     -----------

  PROPERTY AND EQUIPMENT, NET                               8,872,000      11,468,000

  OTHER ASSETS                                              4,023,000       4,432,000
                                                          -----------     -----------
                                                          $43,965,000     $53,984,000
                                                          ===========     ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
  Accounts and taxes payable                              $ 2,357,000     $ 3,057,000
  Accrued liabilities                                       4,628,000       4,246,000
                                                          -----------     -----------
      Total current liabilities                             6,985,000       7,303,000
                                                          -----------     -----------
  Deferred income taxes                                     1,226,000       1,370,000

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY

  COMMON STOCK, $.0001 par value: 20,000,000 shares authorized; 4,238,250 and 4,593,675 shares issued and outstanding at March 31, 1995 and 1996, respectively

  PAID IN CAPITAL                                          24,169,000      26,401,000

  RETAINED EARNINGS                                        11,585,000      18,910,000
                                                          -----------     -----------
       Total stockholders' equity                          35,754,000      45,311,000
                                                          -----------     -----------

                                                          $43,965,000     $53,984,000
                                                          ===========     ===========




See accompanying notes to the consolidated financial statements.

                               CORVEL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                           COMMON STOCK
                                                               AND                                TOTAL
                                         COMMON STOCK -      PAID IN         RETAINED         SHAREHOLDERS'
                                             SHARES          CAPITAL         EARNINGS            EQUITY
                                         -------------     ------------     -----------       -----------
Balance - March 31, 1993                   3,706,649       $19,067,000      $ 1,290,000        $20,357,000

Stock issued under employee stock
  purchase plan                               20,448           295,000                             295,000

Stock issued under employee stock
  option plan and related income tax
  benefits                                   344,098         2,263,000                           2,263,000

Net income                                                                    4,410,000          4,410,000
                                          ----------       -----------      -----------        -----------
Balance - March 31, 1994                   4,071,195        21,625,000        5,700,000         27,325,000

Stock issued under employee
  stock purchase plan                         19,634           374,000                             374,000

Stock issued under employee stock
  option plan and related income tax
  benefits                                   147,421         2,170,000                           2,170,000

Net income                                                                    5,885,000          5,885,000
                                          ----------       -----------      -----------        -----------
Balance - March 31, 1995                   4,238,250        24,169,000       11,585,000         35,754,000
                                          ----------       -----------      -----------        -----------

Stock issued under employee stock
  purchase plan                               18,384           444,000                             444,000

Stock issued under employee stock
  option plan and related income tax
  benefits, net of shares repurchased
  upon exercise                              337,041         1,788,000                           1,788,000

Net income                                                                    7,325,000          7,325,000
                                          ----------       -----------      -----------        -----------
Balance - March 31, 1996                   4,593,675       $26,401,000      $18,910,000        $45,311,000
                                          ==========       ===========      ===========        ===========



See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                  Year Ended March 31
                                                                      ------------------------------------------
                                                                         1994           1995            1996
                                                                      -----------     -----------    -----------
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                       $ 4,410,000     $ 5,885,000    $ 7,325,000
     Adjustments to reconcile net income
       to net cash provided by operating activities
         Depreciation and amortization                                  2,363,000       2,335,000      3,048,000
         Deferred income taxes                                            546,000         (44,000)       (79,000)
         Loss on write down and disposal of property and equipment         75,000          39,000         23,000

         Changes in operating assets and liabilities
             Accounts receivable                                       (1,976,000)     (2,657,000)    (2,526,000)
             Prepaid income taxes and expenses                           (144,000)        795,000       (363,000)
             Accounts and taxes payable                                   378,000          27,000        700,000
             Accrued liabilities                                        1,085,000         538,000       (382,000)
             Other assets                                                  33,000        (425,000)      (511,000)
                                                                      -----------     -----------    -----------
     Net cash provided by operating activities                          6,770,000       6,493,000      7,235,000
                                                                      -----------     -----------    -----------
 CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                               (4,406,000)     (4,219,000)    (5,565,000)
                                                                      -----------     -----------    -----------
     Net cash used in investing activities
                                                                       (4,406,000)     (4,219,000)    (5,565,000)
 CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds and tax benefits from exercise of stock options           2,558,000       2,544,000      2,232,000
                                                                      -----------     -----------    -----------
     Net cash provided by financing activities                          2,558,000       2,544,000      2,232,000
                                                                      -----------     -----------    -----------
 Increase in cash and cash equivalents                                  4,922,000       4,818,000      3,902,000
 Cash and cash equivalents at beginning of year                         3,471,000       8,393,000     13,211,000
                                                                      -----------     -----------    -----------
 CASH AND CASH EQUIVALENTS AT END OF YEAR                             $ 8,393,000     $13,211,000    $17,113,000
                                                                      ===========     ===========    ===========




See accompanying notes to consolidated financial statements.

                              CORVEL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization: CorVel Corporation (the Company) provides services and programs nationwide that are designed to enable insurance carriers, third party administrators and employers with self-insured programs to administer, manage and control the cost of workers compensation benefits.

         Basis of Presentation: The consolidated financial statements include the accounts of CorVel Corporation and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

         The consolidated financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 1995 and 1996 and revenues and expenses for the three years ending March 31, 1996. Estimates made by the Company relate primarily to the valuation of accounts receivable and estimation of accrued liabilities. Actual results could differ from those estimates.

         Cash and Cash Equivalents: Cash and cash equivalents consists of short-term highly-liquid investments with maturities of 90 days or less when purchased. The carrying amounts of the Company's financial instruments approximate their relative fair values at March 31, 1995 and 1996.

         Concentrations of Credit Risk: The Company performs periodic credit evaluations of its customers' financial condition and does not require collateral. No customer represented 10% of accounts receivable at March 31, 1995 and 1996. Receivables generally are due within 60 days. Credit losses relating to customers in the workers compensation insurance industry consistently have been within management's expectations.

         Property and Equipment: Property and equipment is stated at cost. Depreciation and amortization is provided using the straight-line and accelerated methods over the estimated useful lives of the assets which range from three to seven years.

         Long-Lived Assets: The Company elected the early adoption of SFAS No. 121, "Accounting for the Impairement of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (Statement No. 121). In accordance with Statement No. 121, long-lived assets and certain identifiable intangibles held and used by the Company will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

                               CORVEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Other Assets: Other assets consists primarily of the excess of the purchase price over the estimated fair value of the net assets of businesses acquired (goodwill) and is being amortized on a straight-line basis over periods not exceeding 40 years. Goodwill amounted to $3,344,000 (net of accumulated amortization of $652,000) at March 31, 1995 and $3,636,000 (net of accumulated amortization of $754,000) at March 31, 1996.

         Revenue Recognition: The Company's revenues are recognized primarily as services are rendered based on time and expenses incurred. A certain portion of the Company's revenues are derived from fee schedule auditing which is based on the number of provider charges audited and, to a limited extent, on a percentage of savings achieved for the Company's clients. Accounts receivable includes $1,318,000 and $1,527,000 of unbilled receivables at March 31, 1995 and 1996, respectively. No one customer accounted for more than 10% of consolidated revenues during the years ended March 31, 1994, 1995 and 1996.

         Income Taxes: The consolidated financial statements reflect the application of Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes".

         Income Per Share: Income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year.

         Stock Options:   The Company follows Accounting Principles Board
Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) in October 1995. SFAS No. 123 establishes financial accounting and reporting standards for stock-based compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. The new accounting standards prescribed by SFAS No. 123 are optional, and the Company may continue to account for its plans under previous standards. The Company does not expect to adopt the new accounting standards, consequently, SFAS No. 123 will not have an impact on the Company's consolidated results of operations or financial position. However, proforma disclosures of net earnings and earnings per share will made in fiscal 1997, as if the SFAS No. 123 accounting standards had been adopted.

                               CORVEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B -- PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at March 31:

                                                                            1995                1996
                                                                         -----------         -----------
  Office equipment and computers                                         $11,074,000         $15,542,000
  Computer software                                                        3,490,000           4,207,000
  Leasehold improvements                                                     356,000             613,000
                                                                         -----------         -----------
                                                                          14,920,000          20,362,000
  Less: accumulated depreciation and amortization                          6,048,000           8,894,000
                                                                         -----------         -----------
                                                                         $ 8,872,000         $11,468,000
                                                                         ===========         ===========

NOTE C -- ACCRUED LIABILITIES

         Accrued liabilities consists of the following at March 31:

                                                                           1995                 1996
                                                                        ----------           ----------
 Payroll and related benefits                                           $2,327,000           $2,366,000

 Self insurance reserves                                                 1,017,000              737,000
 Other                                                                   1,284,000            1,143,000
                                                                        ----------           ----------
                                                                        $4,628,000           $4,246,000
                                                                        ==========           ==========

NOTE D -- INCOME TAXES

         The income tax provision consists of the following for the three years ended March 31:

                                                          1994                 1995               1996
                                                       -----------          ----------        -----------
 Current - Federal                                     $ 1,903,000          $3,172,000        $ 3,670,000
 Current - State                                           372,000             634,000            693,000
 Tax benefits from option exercises                     (1,403,000)           (991,000)        (4,245,000)
 Utilization of net operating loss                                            (538,000)
                                                       -----------          ----------        -----------
   Subtotal                                                872,000           2,277,000            518,000
                                                       -----------          ----------        -----------

 Deferred - Federal                                        460,000             (37,000)          (102,000)
 Deferred - State                                           86,000              (7,000)            23,000
                                                       -----------          ----------        -----------
   Subtotal                                                546,000             (44,000)           (79,000)
                                                       -----------          ----------        -----------
 Charge in lieu of income taxes
   attributable to tax benefits from
   stock option exercises and utilization
   of net operating loss carryovers                      1,403,000           1,529,000          4,245,000
                                                       -----------          ----------        -----------
                                                       $ 2,821,000          $3,762,000        $ 4,684,000
                                                       ===========          ==========        ===========

                               CORVEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE D -- INCOME TAXES (CONTINUED)

         The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the three years ended March 31 (35% for the three fiscal years ended March 31, 1996):

                                                            1994              1995             1996
                                                         ----------        ----------       ----------
 Federal statutory income tax rate                       $2,531,000        $3,377,000       $4,203,000
 State income taxes, net of federal
   benefit                                                  300,000           399,000          446,000
 Goodwill amortization                                       35,000            35,000           37,000
 Other                                                      (45,000)          (49,000)          (2,000)
                                                         ----------        ----------       ----------
                                                         $2,821,000        $3,762,000       $4,684,000
                                                         ==========        ==========       ==========



         Income taxes paid totaled $925,000, $1,100,000 and $1,193,000 for the years ended March 31, 1994, 1995, and 1996, respectively. At March 31, 1994, the Company had net operating loss (NOL's) carryforwards of $1,600,000 for income tax purposes, expiring in 2007 for financial reporting purposes. A valuation allowance of $538,000 was recorded in 1994 to offset the deferred tax assets related to the NOL's. This $538,000 valuation allowance was applied to additional paid in capital in 1995 since the related NOL's were principally attributable to deductions for the exercise of non qualified stock options in 1994.

         Deferred taxes at March 31, 1995 and 1996 are:

                                                                       1995                1996
                                                                    -----------         -----------
 Deferred tax assets:
 Accrued liabilities not currently deductible                       $ 1,525,000         $ 1,681,000
 Allowance for doubtful accounts                                        284,000             495,000
 Other                                                                        0             227,000
                                                                    -----------         -----------
 Deferred assets                                                      1,809,000           2,032,000

 Deferred tax liabilities:
 Excess of tax under book basis of fixed assets                      (1,226,000)         (1,370,000)
                                                                    -----------         -----------
 Deferred liability                                                  (1,226,000)         (1,370,000)
                                                                    -----------         -----------
 Net deferred tax asset                                             $   583,000         $   662,000
                                                                    ===========         ===========

                               CORVEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE E -- STOCK OPTION PLAN

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


                                                           1994            1995              1996
                                                          -------         -------           -------
Options outstanding at the
  beginning of the year                                   687,980         444,040           404,539
Options granted                                           111,635          88,850            81,300
Options exercised                                         338,998         110,421           105,672
Options canceled                                           16,577          17,930            16,756
                                                          -------         -------           -------
Options outstanding at the end
  of the year                                             444,040         404,539           363,411
                                                          =======         =======           =======

At the end of the year:
Prices of outstanding options                         $.01-$22.75     $.33-$26.50      $8.67-$31.50
Average price per share                                    $11.36          $15.11            $18.33
Exercisable options                                       182,920         199,484           182,575
Options available for future grants                       137,908         266,988           202,444

         In addition to options granted under the Plan, the Company's President was issued an option to purchase 750,000 shares of common stock at an exercise price of $.0001 per share in January 1988. Options to purchase 5,100, 37,000, and 362,900 shares of common stock were exercised in fiscal 1994, 1995 and 1996, respectively. As of March 31, 1996, options to purchase 60,000 shares of common stock were outstanding, all of which were exercisable at a nominal price.

                               CORVEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE F -- EMPLOYEE STOCK PURCHASE PLAN

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


                                                       1994            1995             1996
                                                     --------        --------         --------
Employee contributions                               $295,000        $374,000         $444,000
Shares acquired                                        20,448          19,634           18,384
Average purchase price                                 $14.43          $19.02           $24.15


NOTE G -- COMMITMENTS AND CONTINGENCIES

         The Company leases office facilities under noncancelable operating leases. Future minimum rental commitments under operating leases at March 31, 1996 are $3,576,000 in fiscal 1997, $2,491,000 in fiscal 1998, $1,375,000 in fiscal 1999, $793,000 in fiscal 2000, $256,000 in fiscal 2001, and none thereafter. Total rental expense of $3,080,000, $3,559,000, and $3,901,000 was charged to operations for the years ended March 31, 1994, 1995, and 1996, respectively.

         The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position and results of the operations of the Company.


NOTE H -- SAVINGS PLAN

         The Company maintains a retirement savings plan for its employees which is a qualified plan under section 401(k) of the Internal Revenue Code. Full time employees that meet certain requirements are eligible to participate in the plan. Contributions are made annually primarily at the discretion of the Company's Board of Directors. Contributions of $133,000, $157,000, and $50,000, were charged to operations for the years ended March 31, 1994, 1995, and 1996, respectively.

                               CORVEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE I -- QUARTERLY RESULTS

         The following is a summary of unaudited results of operations for the two years ended March 31, 1995 and 1996:




                                                                                              Net income per
                                                                                 Net        common and common
                                           Revenues         Gross Profit        income      equivalent share
                                         -----------        ------------      ----------    -----------------
FISCAL YEAR ENDED MARCH 31, 1995:
First Quarter                            $22,071,000         $3,844,000       $1,344,000          $.30
Second Quarter                            22,921,000          4,008,000        1,402,000           .31
Third Quarter                             24,701,000          4,313,000        1,507,000           .33
Fourth Quarter                            26,090,000          4,668,000        1,632,000           .35

FISCAL YEAR ENDED MARCH 31, 1996:
First Quarter                            $26,779,000         $4,856,000       $1,701,000          $.37
Second Quarter                            26,863,000          4,989,000        1,818,000           .39
Third Quarter                             27,082,000          5,127,000        1,887,000           .40
Fourth Quarter                            28,328,000          5,143,000        1,919,000           .41

                                                                    Schedule II


                               CORVEL CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS




                                                        Additions
                                                  -----------------------
                                      Balance at   Charged to  Charged to                 Balance at
                                      Beginning    Costs and     Other                      End of
                                      of Period     Expenses    Accounts    Deductions      Period
                                      ---------    ---------   ----------   ----------    ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year Ended March 31, 1996:            $825,000     $500,000       $ -          $57,000     $1,268,000

Year Ended March 31, 1995:             725,000      100,000         -             -           825,000

Year Ended March 31, 1994:             485,000      240,000         -             -           725,000

