Form 10-Q
period 1996-06-30
NORTH STAR UNIVERSAL INC
filed 1996-08-14
CIK 768158

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                          For period ended June 30, 1996


[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _______ to __________

                        Commission file number 0-15638

                           NORTH STAR UNIVERSAL, INC.

              (Exact name of registrant as specified in its charter)

          MINNESOTA                                      41-0498850
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


     6479 City West Parkway
     Eden Prairie, Minnesota                            55344
(Address of principal executive office)               (Zip Code)

     Registrant's telephone number, including area code:  (612)  941-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes __X__    No______


At July 31, 1996, 9,913,000 shares of common stock of the registrant were outstanding.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                    North Star Universal, Inc. and Subsidiaries
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Unaudited, in thousands, except share data)

                                               June 30,             December 31,
                                                 1996                   1995
                                             -----------------------------------
ASSETS

Current Assets
  Cash and cash equivalents                  $    11,199            $     3,369
  Accounts receivable, net                         9,193                  8,784
  Inventories                                      6,746                  6,631
  Prepaid expenses and other current assets          448                  1,306
                                             ----------------------------------

    Total current assets                          27,586                 20,090

Property and equipment, net                        1,622                  1,453
Investment in unconsolidated subsidiaries         82,785                 83,542
Goodwill, net                                      4,880                  4,960
Other assets                                         262                    189
                                             ----------------------------------
                                             $   117,135            $   110,234
                                             ==================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Notes payable to bank                      $     2,938            $       937
  Current portion of long-term debt               11,187                 13,161
  Accounts payable and accrued expenses            9,732                 10,401
                                             ----------------------------------
    Total current liabilities                     23,857                 24,499

Long-term debt, net of current maturities         25,087                 29,319
Deferred income taxes                             26,505                 21,935

Shareholders' Equity
  Common stock, $.25 par value
    100,000,000 shares authorized,
    issued and outstanding 9,913,000
    shares in 1996 and 9,448,000 in 1995           2,478                  2,362
  Additional paid-in-capital                      31,296                 31,105
  Retained earnings                                7,912                  1,014
                                             ----------------------------------
    Total shareholders' equity                    41,686                 34,481
                                             ----------------------------------
                                             $   117,135            $   110,234
                                             ==================================

See accompanying notes to condensed consolidated financial statements.

                    North Star Universal, Inc. and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share amounts)

                                  Three Months Ended          Six Months Ended
                                        June 30,                   June 30,
                                -----------------------------------------------
                                    1996       1995            1996       1995
                                -----------------------------------------------
Revenues                        $  16,431  $  13,697       $  31,793  $  26,254
Operating and product costs        12,303      9,885          23,503     18,666
                                -----------------------------------------------
  Gross profit                      4,128      3,812           8,290      7,588

Selling, general,
  and administrative expenses       4,319      3,719           8,273      7,224
                                -----------------------------------------------
  Operating income (loss)            (191)        93              17        364

Interest expense, net                (846)    (1,031)         (1,768)    (2,093)
Investment income                       -          -           7,713          -
                                -----------------------------------------------
Income (loss) before income taxes
  and equity in earnings of
  unconsolidated subsidiaries      (1,037)      (938)          5,962     (1,729)

Income tax provision (benefit)       (390)      (325)          2,440       (535)
                                -----------------------------------------------
Income (loss) before equity in
  earnings of unconsolidated
  subsidiaries                       (647)      (613)          3,522     (1,194)

Equity in earnings of
  unconsolidated subsidiaries       1,068      1,325           2,119      2,532
                                -----------------------------------------------
Income from continuing
  operations                          421        712           5,641      1,338

Discontinued operations
  Loss from operations, net of
    income tax benefits                 -       (245)              -       (934)
  Gain (loss) on disposition,
    net of income taxes             1,257     (2,091)          1,257     (2,091)
                                -----------------------------------------------
                                    1,257     (2,336)          1,257     (3,025)
                                -----------------------------------------------
Net income (loss)               $   1,678  $  (1,624)     $    6,898  $  (1,687)
                                ===============================================

Income (loss) per share
  Continuing operations         $    0.04  $    0.08      $     0.57  $    0.14
  Discontinued operations            0.13      (0.25)           0.13      (0.32)
                                -----------------------------------------------
    Net income (loss)           $    0.17  $   (0.17)     $     0.70  $   (0.18)
                                ===============================================

Weighted average shares
  outstanding                   9,939,400  9,438,000      9,913,000   9,438,000
                                ===============================================

See accompanying notes to condensed consolidated financial statements.

                    North Star Universal, Inc. and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Six Months Ended June 30, (Unaudited)
                                 (In thousands)

                                                  1996                    1995
                                             ----------------------------------
Net cash used in operating activities        $   (2,685)            $    (2,164)

Cash flows from investing activities
  Capital expenditures                             (542)                   (142)
  Proceeds from sale of CorVel stock             11,052                       -
  Proceeds from divestiture                       3,196                   2,500
  Other                                            (159)                   (253)
                                             ----------------------------------

Net cash provided by investing activities        13,547                   2,105
                                             ----------------------------------

Cash flow from financing activities
  Issuance of common stock                          437                       -
  Proceeds from long-term debt                      926                  30,291
  Payments on long-term debt                     (7,132)                (31,452)
  Proceeds from notes payable                    34,453                       -
  Payments on notes payable                     (32,452)                      -
  Cash dividends received from Michael Foods        736                     736
                                             ----------------------------------

Net cash used in financing activities            (3,032)                   (425)
                                             ----------------------------------

Net increase (decrease) in cash
  and cash equivalents                            7,830                    (484)

Cash and cash equivalents
  at beginning of period                          3,369                   5,102
                                             ----------------------------------

Cash and cash equivalents
  at end of period                           $   11,199             $     4,618
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

2.   Reorganization Agreement --

     On December 21, 1995, the Company entered into a reorganization agreement with Michael Foods which, in July 1996, the parties agreed to amend in connection with Michael Foods' agreement to acquire Papetti's Hygrade Egg Products, Inc. The effect of this agreement is to distribute the shares of Michael Foods common stock owned by North Star directly to shareholders of North Star and reposition North Star's continuing operations and investments into a new holding company, ENStar Inc. ("ENStar"). Prior to the reorganization, the Company will transfer to ENStar, its wholly owned subsidiary Americable, which owns Transition, and its equity investment in CorVel. The shares of ENStar will be declared payable in a tax free dividend to North Star's shareholders of record prior to the effective date of the reorganization and be distributed immediately following the reorganization.

     Under the terms of the agreement, North Star will transfer indebtedness, net of cash and cash equivalents, in the range of $15 million to $29 million to Michael Foods, together with Michael Foods shares approximately equal to the debt transferred. The actual number of Michael Foods shares in the exchange will be based on an average market price for a period of time prior to the closing date, less a discount ranging from 6% to 9% depending on the actual amount of debt transferred. At the effective time of the reorganization, North Star will effect a reverse stock split which reduces its shares outstanding to the same number of shares it owns in Michael Foods reduced by the shares redeemed in the transfer of the indebtedness. In the reorganization, each outstanding share of Michael Foods common stock will be exchanged for one share of North Star common stock. Following the reorganization, North Star will be renamed Michael Foods, Inc.

     The reorganization is subject to the receipt of a favorable ruling from the Internal Revenue Service that the distributions are tax free to the shareholders of Michael Foods and the Company, the approval of each company's shareholders and other closing conditions. The agreement can be terminated by either party under various circumstances including if Michael Foods' stock price is outside a predetermined price range.

                    North Star Universal, Inc. and Subsidiaries
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

3.   Discontinued Operations --

     On April 26, 1996, the Company completed the sale of Eagle Engineering & Manufacturing, Inc. ("Eagle") for approximately $3.7 million of cash and notes. The gain on disposition was approximately $1.3 million, net of an income tax provision of $804,000. Eagle has been classified within net assets held for sale.

     On May 5, 1995, the Company completed the sale of its shares in Dalworth Holdings, Inc. and subsidiaries, including C.E. Services Inc. (collectively "C.E. Services") to Amdahl Corporation for $2.5 million cash. The loss on disposition was approximately $2.1 million, net of an income tax benefit of approximately $1.3 million. The accompanying condensed consolidated statements of operations for 1995 have been restated to reflect C.E. Services as discontinued operations. The following are summarized results of operations for C.E. Services through the date of sale (in thousands):


Revenues                                                $   6,442
Gross profit                                                1,233
Pretax loss                                                (1,414)
Income tax benefit                                            480
Loss from operations                                         (934)

4.   Investment in Unconsolidated Subsidiaries and Investment Income --

     The Company's unconsolidated subsidiaries consist of its investments in Michael Foods, Inc. ("Michael Foods") and CorVel Corporation ("CorVel"). CorVel has a fiscal year ended March 31. The following is summarized balance sheet and income statement information of the Company's unconsolidated subsidiaries as of, and for the six month period ended June 30, 1996 (in thousands):

                                             Michael Foods             CorVel
                                             ----------------------------------
         Current assets                      $  110,668             $    39,573
         Noncurrent assets                      255,453                  17,467
         Current liabilities                    108,595                   7,294
         Noncurrent liabilities                  72,572                   1,718
         Revenues                               295,550                  55,107
         Gross profit                            37,111                   9,999
         Net income                               6,555                   3,620

     In January 1996, the Company sold 350,000 shares of CorVel for approx-imately $11 million, resulting in a pre-tax gain of approximately $7.7 million.

                    North Star Universal, Inc. and Subsidiaries
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

5.   Inventories --

     Inventories are stated at the lower of average cost (first-in, first-out) or market. Inventories consist of the following (in thousands):

                                                June 30,           December 31,
                                                  1996                 1995
                                             ---------------------------------
         Work in process and finished goods  $    4,988             $    4,092
         Purchased parts and supplies             1,758                  2,539
                                             ---------------------------------
                                             $    6,746             $    6,631
                                             =================================

6.   Earnings Per Share --

     Earnings per share are based on the average number of shares outstanding during the period after giving effect to the assumed exercise of outstanding stock options, except where the effects are antidilutive.

7.   Income Taxes --

     Deferred income taxes arise from temporary differences between financial and tax reporting. To the extent the Company's financial reporting basis in its investment in unconsolidated subsidiaries exceeds its tax basis, and is not expected to be realized in a tax-free manner, the Company records a deferred tax liability. At June 30, 1996, the deferred tax liability includes a cumulative tax effect of approximately $24.6 million and $4.6 million for the differences in the financial reporting and tax basis of the Company's investments in Michael Foods and CorVel, respectively.

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

                    North Star Universal, Inc. and Subsidiaries
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     North Star Universal, Inc. ("North Star" or "the Company") is a holding company. The Company's three key holdings consist of Michael Foods, Inc. ("Michael Foods"), CorVel Corporation ("CorVel") and its computer businesses. At June 30, 1996, the Company owned a 38% interest in Michael Foods and a
26% interest in CorVel. The common stock of each of Michael Foods and CorVel is included on the NASDAQ National Market System under the symbols MIKL and CRVL. The Company's investments in Michael Foods and CorVel are accounted for as unconsolidated subsidiaries using the equity method of accounting.

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

                                                  Three Months Ended       Six Months Ended
                                                       June 30,                June 30,
                                                ---------------------------------------------
                                                    1996       1995          1996       1995
                                                ---------------------------------------------
Revenues
    Americable                                  $  12,819  $  10,490     $  24,920  $  19,769
    Transition Networks                             3,992      3,447         7,643      7,089
    Eliminations                                     (380)      (240)         (770)      (604)
                                                ---------------------------------------------
                                                $  16,431  $  13,697     $  31,793  $  26,254
                                                =============================================

Gross Profit
    Americable                                  $   2,752  $   2,560     $   5,484  $   4,998
    Transition Networks                             1,376      1,252         2,806      2,590
                                                ---------------------------------------------
                                                $   4,128  $   3,812     $   8,290  $   7,588
                                                =============================================

Selling, General and Administrative Expenses
    Americable                                  $   2,553  $   2,219     $   4,973  $   4,391
    Transition Networks                             1,404      1,115         2,656      2,152
    Corporate                                         362        385           644        681
                                                ---------------------------------------------
                                                $   4,319  $   3,719     $   8,273  $   7,224
                                                =============================================

Operating Income (Loss)
    Americable                                  $     199  $     341     $     511  $     607
    Transition Networks                               (28)       137           150        438
    Corporate                                        (362)      (385)         (644)      (681)
                                                ---------------------------------------------
                                                $    (191) $      93     $      17  $     364
                                                =============================================


                    North Star Universal, Inc. and Subsidiaries
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 vs. THREE MONTHS ENDED JUNE 30, 1995

     Consolidated revenues increased $2.7 million or 20%, to $16.4 million from $13.7 million in 1995.

     Revenues at Americable increased approximately $2.3 million or 22%, to $12.8 million. Higher customer demand resulted in increased sales of networking products of approximately $3.0 million and increased revenues from installation and services of approximately $170,000. Included in these amounts is approximately $870,000 of higher sales of networking products to one customer which is not expected to continue during the remainder of the year. For the quarter, sales of networking products and services were approximately $7.9 million or 62% of Americable's revenues. Offsetting these increases was approximately $700,000 of reduced volume of cable assemblies and other connectivity products to contractors and resellers.

     Revenues at Transition increased approximately $545,000 or 15.8%, to $4.0 million. Sales of Transition's advanced LAN products increased approximately 92% to $600,000, reflecting the continued demand for new products introduced during 1995. Sales from new product introductions and enhancements during 1996 accounted for less than 1% of net sales for the quarter ended June 30, 1996 versus 24% for the comparable period in 1995. Sales of basic LAN and terminal products increased approximately 8% to $3.4 million. Sales to domestic customers increased approximately $414,000 or 19%, to $2.6 million, which reflects higher demand from its existing base of distributors and resellers. Sales to international customers increased approximately $131,000 or 10%, to $1.4 million, which was primarily a result of the addition of new distributors.

     Consolidated gross profit, as a percent of revenues, decreased to 25.1% in 1996 as compared to 27.8% in 1995. Decreased margins at Americable are primarily attributable to higher volume of lower margin networking products and lower pricing on cable and other connectivity products due to competition. Decreased margins at Transition were a result of lower pricing on certain product lines due to increased competition.

     The Company's selling, general and administrative expenses increased $600,000 or 16.1%, to $4.3 million from $3.7 million in 1995.

     Operating expenses at Americable increased approximately $334,000 or 15% for the period, which reflects approximately $216,000 of increased selling expenses primarily attributable to higher sales commissions and the addition of new sales personnel and costs related to its new catalog. In addition, this increase reflects approximately $108,000 of higher engineering expense due to the addition of technical and engineering personnel. Overall, general and administrative expenses at Americable were relatively unchanged between years.

                    North Star Universal, Inc. and Subsidiaries
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)


     Transition had increased operating expenses of approximately $289,000 or 26%, which reflects increased engineering expenses of approximately $160,000 due to the addition of engineering personnel associated with new product development. In addition, selling expenses increased approximately $138,000 due primarily to the addition of new sales personnel and higher expenses for advertising, trade shows, and other marketing-related programs.

     Net interest expense decreased $185,000 or 18% to $846,000 from $1,031,000 in 1995 due primarily to lower outstanding levels of debentures between years and increased interest income resulting from higher level of cash and cash equivalents.

     The income tax benefits of $390,000 in 1996 and $325,000 in 1995 relate to the elimination of deferred tax liabilities that will reverse as net operating losses available for carryforward are utilized in future periods. To the extent loss carryforwards are realized in the future, deferred taxes will be reinstated.

     Equity in earnings of unconsolidated subsidiaries decreased $257,000 to $1,068,000 from $1,325,000 in the previous year. This includes decreases of $220,000 and $37,000 in the equity in earnings of Michael Foods and CorVel Corporation, respectively, which is a result of lower earnings at Michael Foods and the Company's lower ownership interest in CorVel. Further information with respect to the results of operations of Michael Foods and CorVel is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operation section of their respective quarterly reports on Form 10-Q as filed with the Securities and Exchange Commission.

     The gain from discontinued operations in 1996 represents the disposition gain on the sale of Eagle, which was completed April 26, 1996. The loss from discontinued operations for 1995 includes the operating and disposition losses of C.E. Services, which was sold May 5, 1995 (see Note 3 to the Notes to Condensed Consolidated Financial Statements).

                    North Star Universal, Inc. and Subsidiaries
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

RESULTS OF OPERATIONS (Continued)

SIX MONTHS ENDED JUNE 30, 1996 vs. SIX MONTHS ENDED JUNE 30, 1995

     Consolidated revenues increased $5.5 million, or 21%, to $31.8 million from $26.3 million in 1995.

     Revenues at Americable increased approximately $5.1 million, or 26%, to $24.9 million. Increased sales of networking products of approximately $6.3 million and increased revenues from installation and services of approximately $470,000, both due primarily to higher demand, contributed to the increase in sales at Americable. Included in these amounts is approximately $3.2 million of higher sales of networking products to two customers, which is not expected to continue during the remainder of the year. For the period, sales of networking products and services were approximately $15.2 million, or 61%, of Americable's revenues. Sales of cable and other connectivity products decreased approximately $1.1 million, due primarily to lower volume to contractors and resellers and lower demand for certain types of bulk cable due to increased market supply of such product during the period. In addition, sales of cable assemblies decreased approximately $500,000, due to competitive pressures and technological changes within modular assembly applications.

     Revenues at Transition increased approximately $554,000, or 7.8%, to $7.6 million. Sales of Transition's advanced LAN products increased approximately
71% to $1.0 million, reflecting additional revenues from new products introduced during 1995. Sales from new product introductions and enhancements accounted for approximately 1% of net sales for the six months ended June 30, 1996 versus 24% for the comparable period in 1995. Sales of basic LAN and terminal products increased approximately 2% to $6.6 million. Sales to domestic customers increased approximately $390,000, or 9%, to $4.8 million which primarily reflects higher demand for Transition's advanced LAN products. Sales to international customers increased approximately $164,000, or 6%, to $2.8 million, which was primarily a result of the addition of new customers. Transition's ability to maintain its present level of sales and its continued sales growth is highly dependent upon its ability to offer new products that meet customer's demands in a rapidly changing market, particularly in light of the relatively short life cycle of its products.

     Consolidated gross profit, as a percent of revenues, decreased to 26.1% in 1996 as compared to 28.9% in 1995. Decreased margins at Americable are primarily attributable to a higher volume of lower margin networking products and lower pricing on cable due to competition and overall higher market supply on certain types of bulk cable. Margins at Transition were relatively unchanged between years. North Star expects its gross profit margins to decline due to expected competitive pricing pressures on products sold by both Americable and Transition.

                    North Star Universal, Inc. and Subsidiaries
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

RESULTS OF OPERATIONS (Continued)

     The Company's selling, general and administrative expenses increased $1,049,000 or 14.5%, to $8.3 million from $7.2 million in 1995. The increase in operating expenses at Americable reflects increased expenses of approximately $385,000 due to higher sales salaries and commissions and increased expenses of approximately $187,000 due to the addition of technical and engineering personnel. Overall, general and administrative expenses of Americable were relatively unchanged between years. Americable expects that its sales and marketing expenses, as a percentage of revenues, may increase during the remainder of 1996. Such increases resulted from the addition of sales and technical personnel in new geographic locations and costs associated with the release of a new catalog in the first quarter of 1996. If the company is unable to maintain current gross profit margins and continued sales growth, the anticipated increases in operating expenses may result in a further reduction in operating profits at Americable.

     Transition had increased operating expenses of approximately $504,000, or 23%, which reflects increased engineering expenses of approximately $287,000 due to the addition of engineering personnel associated with new product development. In addition, this increase also reflects higher sales and marketing expenses of approximately $138,000, associated with advertising, participation in trade shows, and other promotional expenses. In an effort to successfully develop and launch new advanced LAN products, Transition anticipates the increased levels of spending on engineering, marketing and promotional costs to continue throughout 1996. If such increased level of spending does not result in the timely introduction of commercially successful products, Transition may experience significantly reduced levels of sales growth and operating results.

     Corporate expenses decreased approximately $37,000, or 5.4% primarily due to lower professional fees.

     Investment income of $7.7 million represents the pre-tax gain recognized from the January 1996 sale of 350,000 shares of CorVel. Net interest expense decreased $325,000, or 15%, to $1,768,000 from $2,093,000 in 1995, due primarily to increased interest income resulting from higher level of cash and cash equivalents and lower interest rates and lower outstanding levels of debentures between years.

     The income tax provision in 1996 reflects the Company's estimated effective annual tax rate. The income tax benefit of $535,000 in 1995 relates to the elimination of deferred tax liabilities that will reverse as net operating losses available for carryforward are utilized in future periods. To the extent loss carryforwards are realized in the future, deferred taxes will be reinstated.

                    North Star Universal, Inc. and Subsidiaries
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

RESULTS OF OPERATIONS (Continued)

     Equity in earnings of unconsolidated subsidiaries decreased $413,000 to $2,119,000 from $2,532,000 in the previous year. A decrease of $316,000 resulted from lower earnings at Michael Foods, and a decrease of approximately $97,000 resulted from the Company's reduced ownership interest in CorVel following the January 1996 sale of stock. Further information with respect to the results of operations of Michael Foods and CorVel is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operation section of their respective annual and quarterly reports as filed on Forms 10-K and 10-Q with the Securities and Exchange Commission.

     The gain from discontinued operations for the period represents the disposition gain on the sale of Eagle which was completed April 26, 1996. The loss from discontinued operations for 1995 includes the operating and disposition losses of C.E. Services which was sold May 5, 1995 (see Note 3 to the Notes to Condensed Consolidated Financial Statements).

                    North Star Universal, Inc. and Subsidiaries
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

CAPITAL RESOURCES AND LIQUIDITY

     The Company has historically experienced cash flow deficits from operations. Cash used in operations was $2.7 million for the six months ended June 30, 1996, as compared to $2.2 million in 1995. The Company expects operating cash flow deficits to continue.

     The Company does not have the use of cash flow generated by either Michael Foods or CorVel other than proceeds from quarterly dividends. In each of the six month periods ended June 30, 1996 and 1995, the Company received dividends of $736,000 from Michael Foods. There can be no assurance that Michael Foods will continue to declare such dividends. Since its initial public offering, CorVel has not declared any dividends, and has indicated that it does not anticipate doing so for the foreseeable future.

     The Company has historically maintained a program whereby it sold subordinated debentures of various maturities to investors. The debentures were offered on a continuous basis at interest rates that change from time to time depending on market conditions. A substantial portion of maturing debentures have historically been reinvested in new debentures. At June 30, 1996, the Company had approximately $36.1 million principal amount of subordinated debentures outstanding.

     On November 7, 1995, in light of the negotiations with Michael Foods, the Company ceased the sale of any new debentures under its debenture program.
Under the terms of the reorganization agreement, the amount of outstanding debentures at the date of the reorganization will be effectively assumed by Michael Foods. In January 1996, the Company sold 350,000 shares of its holdings in CorVel for approximately $11 million cash. In addition, on April 26, 1996, the Company completed the sale of Eagle resulting in net cash proceeds of approximately $3.2 million. Proceeds from these transactions will be used primarily to fund scheduled maturities of debentures through the date of the proposed reorganization.

     To the extent the reorganization agreement with Michael Foods is not consummated, the Company plans to reinitiate the sale of debentures. Under these circumstances, however, there can be no assurance that future reinvested and newly sold debentures will equal or exceed redemptions. The Company has been highly dependent on the continued sales of debentures under its debenture program. In the event that, after the sales of debentures are reinitiated, redemptions substantially exceed reinvested and newly sold debentures or the program is interrupted for an extended period, the Company would be required to fund maturities through its existing cash on hand, asset sales, or other means of financing.

     Long-term debt repayments for the six months ended June 30, 1996 of approximately $7.1 million consist primarily of redemptions of subordinated debentures. Proceeds from long-term debt of approximately $926,000 represents compounded interest on debentures. The net activity under the debenture program for the period ended June 30, 1996, resulted in a net cash use to the Company of approximately $5.1 million.

                    North Star Universal, Inc. and Subsidiaries
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

     In August 9, 1996, Americable and Transition amended the terms of their revolving line of credit facility with their principal bank to provide borrowings up to $4 million and $2 million, respectively, due in June 1998. Borrowings under the amended revolving credit facilities are based on eligible accounts receivable and inventory with interest at prime, (8.25% at June 30, 1996) with optional fixed rate advances at the London Interbank Offered Rate ("LIBOR") plus 2.5%. At June 30, 1996, there were outstanding borrowings of $2,983,000 under the revolving line of credit, including $857,000 of amounts transferred from the companies' previous term loan facility which matured in May 1996. Previously, the companies maintained a revolving line of credit with interest at prime plus 1.5%, and term loan facility with interest at 10.665%.

     At June 30, 1996, North Star had approximately $11.1 million of cash and cash equivalents, excluding cash of its operating subsidiaries. The Company believes that its available cash and cash equivalents along with the amounts available under the credit facilities of its operating companies, will be adequate to meet expected cash requirements, including debenture redemptions, capital expenditures and potential acquisitions for the remainder of the year.

                            PART II - OTHER INFORMATION
                    North Star Universal, Inc. and Subsidiaries


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits filed with this report on Form 10-Q:

              10.1 Sixth Amendment to Amended and Restated Loan and Security Agreement, dated August 9, 1996, among Americable, Inc., Transition Networks, Inc., Cable Distribution Systems, Inc., and First Bank National Association, amending the terms of the Amended and Restated Loan and Security Agreement (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

              10.2 Loan and Security Agreement, dated August 9, 1996, between Transition Networks, Inc. and First Bank National Association.

              10.3 Commercial Lease Agreement between Americable, Inc. and Petroleum, Inc.

              27.1   Financial Data Schedules

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

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

                                           NORTH STAR UNIVERSAL, INC.
                                           --------------------------
                                           (Registrant)




Date        August 14, 1996           by    /s/ Jeffrey J. Michael
       ---------------------------         --------------------------
                                           Jeffrey J. Michael
                                           President and Chief Executive Officer


Date        August 14, 1996           by    /s/ Peter E. Flynn
       ---------------------------         --------------------------
                                           Peter E. Flynn
                                           Executive Vice President,
                                           Chief Financial Officer
                                           and Secretary
                                           (Principal Financial and Accounting
                                            Officer)

                                       EXHIBIT INDEX

Exhibit
Number
- ----------
  10.1 Sixth Amendment to Amended and Restated Loan and Security Agreement, dated August 9, 1996, among Americable, Inc., Transition Networks, Inc., Cable Distribution Systems, Inc., and First Bank National Association, amending the terms of the Amended and Restated Loan and Security Agreement (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

  10.2 Loan and Security Agreement dated August 9, 1996 between Transition Networks, Inc. and First Bank National Association.

  10.3               Commercial Lease Agreement between Americable, Inc. and
                     Petroleum, Inc.

  27.1               Financial Data Schedules