Form 10-Q
period 1996-09-30
NORTH STAR UNIVERSAL INC
filed 1996-11-05
CIK 768158

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                          For period ended September  30, 1996


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


Yes __X__    No______


At October 31, 1996, 9,913,000 shares of common stock of the registrant were outstanding.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                    North Star Universal, Inc. and Subsidiaries
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Unaudited, in thousands, except share data)

                                             September 30,          December 31,
                                                 1996                   1995
                                             -----------------------------------
ASSETS

Current Assets
  Cash and cash equivalents                  $     8,068            $     3,369
  Accounts receivable, net                         9,704                  8,784
  Inventories                                      6,629                  6,631
  Prepaid expenses and other current assets          773                  1,306
                                             ----------------------------------

    Total current assets                          25,174                 20,090

Property and equipment, net                        1,572                  1,453
Investment in unconsolidated subsidiaries         83,468                 83,542
Goodwill, net                                      4,841                  4,960
Other assets                                          26                    189
                                             ----------------------------------
                                             $   115,081            $   110,234
                                             ==================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Notes payable to bank                      $     1,115            $       937
  Current portion of long-term debt               11,624                 13,161
  Accounts payable and accrued expenses           11,351                 10,401
                                             ----------------------------------
    Total current liabilities                     24,090                 24,499

Long-term debt, net of current maturities         22,310                 29,319
Deferred income taxes                             26,725                 21,935

Shareholders' Equity
  Common stock, $.25 par value
    100,000,000 shares authorized,
    issued and outstanding 9,913,000
    shares in 1996 and 9,448,000 in 1995           2,478                  2,362
  Additional paid-in-capital                      31,297                 31,105
  Retained earnings                                8,181                  1,014
                                             ----------------------------------
    Total shareholders' equity                    41,956                 34,481
                                             ----------------------------------
                                             $   115,081            $   110,234
                                             ==================================

See accompanying notes to condensed consolidated financial statements.

                    North Star Universal, Inc. and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share amounts)

                                  Three Months Ended          Nine Months Ended
                                     September 30,              September 30,
                                -----------------------------------------------
                                    1996       1995            1996       1995
                                -----------------------------------------------
Revenues                        $  17,358  $  14,339       $  49,151  $  40,593
Operating and product costs        12,644     10,409          36,147     29,075
                                -----------------------------------------------
  Gross profit                      4,714      3,930          13,004     11,518

Selling, general,
  and administrative expenses       4,471      3,841          12,744     11,065
                                -----------------------------------------------
  Operating income (loss)             243         89             260        453

Interest expense, net                (805)    (1,045)         (2,573)    (3,138)
Investment income                       -          -           7,713          -
                                -----------------------------------------------
Income (loss) before income taxes
  and equity in earnings of
  unconsolidated subsidiaries        (562)      (956)          5,400     (2,685)

Income tax provision (benefit)       (200)      (325)          2,240       (860)
                                -----------------------------------------------
Income (loss) before equity in
  earnings of unconsolidated
  subsidiaries                       (362)      (631)          3,160     (1,825)

Equity in earnings of
  unconsolidated subsidiaries         631      1,353           2,750      3,885
                                -----------------------------------------------
Income from continuing
  operations                          269        722           5,910      2,060

Discontinued operations
  Loss from operations, net of
    income tax benefits                 -          -               -       (934)
  Gain (loss) on disposition,
    net of income taxes                 -          -           1,257     (2,091)
                                -----------------------------------------------
                                        -          -           1,257     (3,025)
                                -----------------------------------------------
Net income (loss)               $     269  $     722      $    7,167  $    (965)
                                ===============================================

Income (loss) per share
  Continuing operations         $    0.03  $    0.07      $     0.59  $    0.22
  Discontinued operations            0.00       0.00            0.13      (0.32)
                                -----------------------------------------------
    Net income (loss)           $    0.03  $    0.07      $     0.72  $   (0.10)
                                ===============================================

Weighted average shares
  outstanding                   9,939,800  9,838,400      9,921,900   9,438,000
                                ===============================================

See accompanying notes to condensed consolidated financial statements.

                    North Star Universal, Inc. and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine Months Ended September 30, (Unaudited)
                                 (In thousands)

                                                  1996                    1995
                                             ----------------------------------
Net cash used in operating activities        $   (1,951)            $    (3,402)

Cash flows from investing activities
  Capital expenditures                             (693)                   (458)
  Proceeds from sale of CorVel stock             11,052                       -
  Proceeds from divestiture                       3,196                   2,500
  Other                                             (77)                   (221)
                                             ----------------------------------

Net cash provided by investing activities        13,478                   1,821
                                             ----------------------------------

Cash flow from financing activities
  Issuance of common stock                          437                       -
  Proceeds from long-term debt                    1,345                  45,958
  Payments on long-term debt                     (9,891)                (46,465)
  Proceeds from notes payable                    50,238                       -
  Payments on notes payable                     (50,060)                      -
  Cash dividends received from Michael Foods      1,103                   1,103
                                             ----------------------------------

Net cash used in financing activities            (6,828)                    596
                                             ----------------------------------

Net increase (decrease) in cash
  and cash equivalents                            4,699                    (985)

Cash and cash equivalents
  at beginning of period                          3,369                   5,102
                                             ----------------------------------

Cash and cash equivalents
  at end of period                           $    8,068             $     4,117
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

2.   Reorganization Agreement --

     On December 21, 1995, the Company entered into a reorganization agreement with Michael Foods which the parties amended in September 1996 in connection with Michael Foods' agreement to acquire Papetti's Hygrade Egg Products, Inc. The effect of this agreement is to distribute the shares of Michael Foods common stock owned by North Star directly to shareholders of North Star and reposition North Star's continuing operations and investments into a new holding company, ENStar Inc. ("ENStar"). Prior to the reorganization, the Company will transfer to ENStar, its wholly owned subsidiary Americable, which owns Transition, and its equity investment in CorVel. The shares of ENStar will be declared payable in a tax free dividend to North Star's shareholders of record prior to the effective date of the reorganization and be distributed immediately following the reorganization.

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

                    North Star Universal, Inc. and Subsidiaries
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

3.   Discontinued Operations --

     On April 26, 1996, the Company completed the sale of Eagle Engineering & Manufacturing, Inc. ("Eagle") for approximately $3.7 million of cash and notes The gain on disposition was approximately $1.3 million, net of an income tax provision of $804,000. Eagle has been classified within net assets held for sale.

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

4.   Investment in Unconsolidated Subsidiaries and Investment Income --

     The Company's unconsolidated subsidiaries consist of its investments in Michael Foods, Inc. ("Michael Foods") and CorVel Corporation ("CorVel"). CorVel has a fiscal year ended March 31. The following is summarized balance sheet and income statement information of the Company's unconsolidated subsidiaries as of, and for the nine month period ended September 30, 1996 (in thousands):

                                             Michael Foods             CorVel
                                             ----------------------------------
         Current assets                      $  114,372             $    44,898
         Noncurrent assets                      255,697                  17,711
         Current liabilities                    112,092                   9,095
         Noncurrent liabilities                  72,668                   2,880
         Revenues                               455,478                  84,826
         Gross profit                            52,211                  15,487
         Net income                               7,880                   5,712

     In January 1996, the Company sold 350,000 shares of CorVel for approximately $11 million, resulting in a pre-tax gain of approximately $7.7 million.

                    North Star Universal, Inc. and Subsidiaries
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

5.   Inventories --

     Inventories are stated at the lower of average cost (first-in, first-out) or market. Inventories consist of the following (in thousands):

                                              September 30,         December 31,
                                                  1996                 1995
                                             ---------------------------------
         Finished goods                      $    4,813             $    4,092
         Purchased parts and supplies             1,816                  2,539
                                             ---------------------------------
                                             $    6,629             $    6,631
                                             =================================

6.   Earnings Per Share --

     Earnings per share are based on the average number of shares outstanding during the period after giving effect to the assumed exercise of outstanding stock options, except where the effects are antidilutive.

7.   Income Taxes --

     Deferred income taxes arise from temporary differences between financial and tax reporting. To the extent the Company's financial reporting basis in its investment in unconsolidated subsidiaries exceeds its tax basis, and is not expected to be realized in a tax-free manner, the Company records a deferred tax liability. At September 30, 1996, the deferred tax liability includes a cumulative tax effect of approximately $24.8 million and $4.8 million for the differences in the financial reporting and tax basis of the Company's investments in Michael Foods and CorVel, respectively.

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

                    North Star Universal, Inc. and Subsidiaries
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     North Star Universal, Inc. ("North Star" or "the Company") is a holding company. The Company's three key holdings consist of Michael Foods, Inc. ("Michael Foods"), CorVel Corporation ("CorVel") and its computer businesses. At September 30, 1996, the Company owned a 38% interest in Michael Foods and a 26% interest in CorVel. The common stock of each of Michael Foods and CorVel is included on the NASDAQ National Market System under the symbols MIKL and CRVL. The Company's investments in Michael Foods and CorVel are accounted for as unconsolidated subsidiaries using the equity method of accounting.

     The Company's continuing operations consist of Americable, Inc. ("Americable") and Transition Networks, Inc., formerly Transition Engineering ("Transition"). Americable is a provider of connectivity and networking products and services. Transition designs, manufactures and markets connectivity devices used in local area network ("LAN") applications.

     Americable has historically been a distributor of connectivity and networking products. As part of its business strategy, Americable has recently focused on increasing its level of service revenues which are generally more profitable. Service revenue is primarily derived from network integration services such as network management, maintenance, design and implementation.
To achieve this strategy, Americable intends to continue to make internal investments in additional sales, engineering and technical personnel in existing and new geographic locations in order to enhance its ability to satisfy the
changing technology requirements of its customers.   Americable expects that
increased operating expenses resulting from these investments will reduce its profitability over the next 12 months to the extent it is unable to maintain its gross margins or continued sales growth.

     Historically, in excess of 90% of Transition's revenues have been derived from the sale of its terminal and basic LAN products. These products have life cycles of 18 to 36 months and are generally sold based on price, availability and functionality. More recently, Transition has focused its product development and marketing efforts on expanding its advanced LAN products in an effort to increase sales with existing customers and participate in broader market opportunities. Due to the increasing design and manufacturing complexities associated with the integration of technologies, the development of advanced LAN products require a more substantial investment in engineering personnel and related costs. As a result, Transition's future operations are highly dependent on its ability to introduce advanced LAN products on a timely basis that meet customers' demands.

                    North Star Universal, Inc. and Subsidiaries
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following are unaudited summarized operating results for each of the Company's continuing operations for the three and nine months ended September 30 (in thousands).

                                           Three Months Ended       Nine Months Ended
                                                     September 30,           September 30,
                                                ---------------------------------------------
                                                    1996       1995          1996       1995
                                                ---------------------------------------------
Revenues
    Americable                                  $  13,301  $  11,281     $  38,221  $  31,050
    Transition Networks                             4,523      3,567        12,166     10,656
    Eliminations                                     (466)      (509)       (1,236)    (1,113)
                                                ---------------------------------------------
                                                $  17,358  $  14,339     $  49,151  $  40,593
                                                =============================================

Gross Profit
    Americable                                  $   3,010  $   2,553     $   8,494  $   7,551
    Transition Networks                             1,704      1,377         4,510      3,967
                                                ---------------------------------------------
                                                $   4,714  $   3,930     $  13,004  $  11,518
                                                =============================================

Selling, General and Administrative Expenses
    Americable                                  $   2,537  $   2,267     $   7,510  $   6,658
    Transition Networks                             1,605      1,176         4,261      3,328
    Corporate                                         329        398           973      1,079
                                                ---------------------------------------------
                                                $   4,471  $   3,841     $  12,744  $  11,065
                                                =============================================

Operating Income (Loss)
    Americable                                  $     473  $     286     $     984  $     893
    Transition Networks                                99        201           249        639
    Corporate                                        (329)      (398)         (973)    (1,079)
                                                ---------------------------------------------
                                                $     243  $      89     $     260  $     453
                                                =============================================


                    North Star Universal, Inc. and Subsidiaries
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 vs. THREE MONTHS ENDED SEPTEMBER 30, 1995

     Consolidated revenues increased $3 million or 21%, to $17.4 million from $14.3 million in 1995.

     Revenues at Americable increased approximately $2 million or 18%, to $13.3 million. Higher customer demand resulted in increased sales of networking products of approximately $1.8 million and cable assemblies of approximately $275,000 along with increased revenues from installation and services of approximately $450,000. For the quarter, sales of networking products and revenues from services and installation were approximately $6.8 million or 51%, and $1.2 million or 9%, of Americable's revenues, respectively. Offsetting these increases was approximately $500,000 of reduced volume of bulk cable and other connectivity products to contractors and resellers.

     Revenues at Transition increased approximately $956,000 or 26.8%, to $4.5 million. Sales of Transition's advanced LAN products increased approximately $249,000, or 78%, to $567,000, reflecting the continued demand for new products and product enhancements introduced during 1995 and 1996. Sales from new product introductions and enhancements during 1996 accounted for approximately 28% of net sales for the quarter ended September 30, 1996 versus 32% for the comparable period in 1995. Sales of basic LAN and terminal products increased approximately 22% to $4.0 million. Sales to domestic customers increased approximately $719,000 or 31%, to $3.0 million, which reflects higher demand from its existing base of distributors and resellers. Sales to international customers increased approximately $237,000 or 19%, to $1.5 million, which was primarily a result of the addition of new distributors.

     Consolidated gross profit, as a percent of revenues, decreased to 27.2% in 1996 as compared to 27.4% in 1995. Decreased margins at Transition were a result of lower pricing on certain product lines due to increased competition. Margins at Americable were relatively unchanged between periods.

     The Company's selling, general and administrative expenses increased $630,000 or 16.4%, to $4.5 million from $3.8 million in 1995.

     Operating expenses at Americable increased approximately $270,000 or 12% for the period, which reflects approximately $176,000 of increased selling expenses primarily attributable to higher sales commissions and the addition of new sales personnel along with and costs related to its new catalog and employee sales training. In addition, this increase reflects approximately $121,000 of higher engineering expense due to the addition of technical and engineering personnel. Overall, general and administrative expenses at Americable decreased slightly between years.

                    North Star Universal, Inc. and Subsidiaries
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)


     Transition had increased operating expenses of approximately $429,000 or 36%, which reflects increased engineering expenses of approximately $160,000 due to the addition of engineering personnel associated with new product development. In addition, selling expenses increased approximately $249,000 due primarily to the addition of new sales and marketing personnel and higher expenses for advertising, trade shows, and other marketing-related programs.

     Net interest expense decreased $240,000 or 23% to $805,000 from $1,045,000 in 1995 due primarily to lower outstanding levels of debentures between years and increased interest income resulting from a higher level of cash and cash equivalents.

     The income tax benefits of $200,000 in 1996 and $325,000 in 1995 relate to the elimination of deferred tax liabilities that will reverse as net operating losses available for carryforward are utilized in future periods. To the extent loss carryforwards are realized in the future, deferred taxes will be reinstated.

     Equity in earnings of unconsolidated subsidiaries decreased $722,000 to $631,000 from $1,353,000 in the previous year. This includes decreases of $663,000 and $59,000 in the equity in earnings of Michael Foods and CorVel Corporation, respectively, which is a result of lower earnings at Michael Foods and the Company's lower ownership interest in CorVel. Further information with respect to the results of operations of Michael Foods and CorVel is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operation section of their respective quarterly reports on Form 10-Q as filed with the Securities and Exchange Commission.

                    North Star Universal, Inc. and Subsidiaries
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

RESULTS OF OPERATIONS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 1996 vs. NINE MONTHS ENDED SEPTEMBER 30, 1995

     Consolidated revenues increased $8.5 million, or 21%, to $49.1 million from $40.6 million in 1995.

     Revenues at Americable increased approximately $7.2 million, or 23%, to $38.2 million. Increased sales of networking products of approximately $8.0 million and increased revenues from installation and services of approximately $900,000, both due primarily to higher demand, contributed to the increase in sales at Americable. Included in these amounts is approximately $1.9 million of higher sales of networking products to one customer, which is not expected to continue during the remainder of the year and throughout 1997. For the period, sales of networking products and revenues from services and installation were approximately $20.1 million, or 53%, and $2.9 million, or 8%, of Americable's revenues, respectively. Sales of cable and other connectivity products decreased approximately $1.5 million, due primarily to lower volume to contractors and resellers and lower demand for certain types of bulk cable due to increased market supply of such product during the first three quarters of 1996. In addition, sales of cable assemblies decreased approximately $200,000, due to lower demand experienced between periods.

     Revenues at Transition increased approximately $1.5 million, or 14.2%, to $12.2 million. Sales of Transition's advanced LAN products increased approximately $540,000, or 52% to $1.6 million, reflecting additional revenues from new products and product enhancements introduced during 1995 and 1996. Sales from new product introductions and enhancements accounted for approximately 13% of net sales for the nine months ended September 30, 1996, versus 41% for the comparable period in 1995. Sales of basic LAN and terminal products increased approximately $970,000, or 10%, to $10.6 million. Sales to domestic customers increased approximately $1.1 million, or 16%, to $7.9 million, which primarily reflects higher demand for Transition's products. Sales to international customers increased approximately $400,000, or 10%, to $4.3 million, which was primarily a result of the addition of new customers. Transition's ability to maintain its present level of sales and its continued sales growth is highly dependent upon its ability to offer new products that meet customers' demands in a rapidly changing market, particularly in light of the relatively short life cycle of its products.

     Consolidated gross profit, as a percent of revenues, decreased to 26.5% in 1996 as compared to 28.4% in 1995. The reduced margins at Americable are primarily attributable to a higher volume of lower margin networking products and lower pricing on cable due to competition and overall higher market supply on certain types of bulk cable. Margins at Transition were relatively unchanged between years. North Star expects its gross profit margins to decline due to expected competitive pricing pressures on products sold by both Americable and Transition.

                    North Star Universal, Inc. and Subsidiaries
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

RESULTS OF OPERATIONS (Continued)

     The Company's selling, general and administrative expenses increased
$1.7 million or 15.2%, to $12.7 million from $11.1 million in 1995. The increase in operating expenses at Americable reflects increased selling expenses of approximately $560,000 due to higher sales salaries, commissions and related expenses and approximately $300,000 of higher engineering expenses due to the addition of technical and engineering personnel. General and administrative expenses of Americable were relatively unchanged between years. Americable expects that its selling expenses, as a percentage of revenues, may increase during the remainder of 1996 and throughout 1997. Such increases resulted from the addition of sales and technical personnel and costs associated with the release of a new catalog in the first quarter of 1996. If the company is unable to maintain current gross profit margins and continued sales growth, the anticipated increases in operating expenses may result in a reduction in operating profits at Americable.

     The Company's research and development expenses (incurred exclusively within Transition) were approximately $1.1 millon verses $900,000 from the 9 month periods ended September 30, 1996 and 1995.

     Transition had increased operating expenses of approximately $933,000, or 28%, which reflects increased engineering expenses of approximately $445,000 due to the addition of engineering personnel associated with new product development. In addition, this increase also reflects higher sales and marketing expenses of approximately $450,000, associated with advertising, participation in trade shows, and other promotional expenses. In an effort to successfully develop and launch new advanced LAN products, Transition anticipates the increased levels of spending on engineering, marketing and promotional costs to continue for the remainder of 1996 and throughout 1997.
If such increased level of spending does not result in the timely introduction of commercially successful products, Transition may experience significantly reduced levels of sales growth and operating results.

     Corporate expenses decreased approximately $106,000, or 9.8% primarily due to lower professional fees.

     Investment income of $7.7 million represents the pre-tax gain recognized from the January 1996 sale of 350,000 shares of CorVel. Net interest expense decreased $565,000, or 18%, to $2,573,000 from $3,138,000 in 1995, due primarily to increased interest income resulting from a higher level of cash and cash equivalents and lower interest rates and lower outstanding levels of debentures between years.

     The income tax provision in 1996 reflects the Company's estimated effective annual tax rate. The income tax benefit in 1995 relates to the elimination of deferred tax liabilities that will reverse as net operating losses available for carryforward are utilized in future periods. To the extent loss carryforwards are realized in the future, deferred taxes will be reinstated.

                    North Star Universal, Inc. and Subsidiaries
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

RESULTS OF OPERATIONS (Continued)

     Equity in earnings of unconsolidated subsidiaries decreased $1,135,000 to $2,750,000 from $3,885,000 in the previous year. A decrease of $979,000 resulted from lower earnings at Michael Foods, and a decrease of approximately $156,000 resulted from the Company's reduced ownership interest in CorVel following the January 1996 sale of stock. Further information with respect to the results of operations of Michael Foods and CorVel is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operation section of their respective annual and quarterly reports as filed on Forms 10-K and 10-Q with the Securities and Exchange Commission.

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

                    North Star Universal, Inc. and Subsidiaries
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

CAPITAL RESOURCES AND LIQUIDITY

     The Company has historically experienced cash flow deficits from operations. Cash used in operations was $1.95 million for the nine months ended September 30, 1996, as compared to $3.4 million in 1995. The Company expects operating cash flow deficits to continue.

     The Company does not have the use of cash flow generated by either Michael Foods or CorVel other than proceeds from quarterly dividends. In each of the nine month periods ended September 30, 1996 and 1995, the Company received dividends of $1,103,000 from Michael Foods. There can be no assurance that Michael Foods will continue to declare such dividends. Since its initial public offering, CorVel has not declared any dividends, and has indicated that it does not anticipate doing so for the foreseeable future.

     The Company has historically maintained a program whereby it sold subordinated debentures of various maturities to investors. The debentures were offered on a continuous basis at interest rates that change from time to time depending on market conditions. A substantial portion of maturing debentures have historically been reinvested in new debentures. At September 30, 1996, the Company had approximately $33.8 million principal amount of subordinated debentures outstanding.

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

     Long-term debt repayments for the nine months ended September 30, 1996 of approximately $9.9 million consist primarily of redemptions of subordinated debentures. Proceeds from long-term debt of approximately $1.3 million represents compounded interest on debentures. The net activity under the debenture program for the period ended September 30, 1996, resulted in a net cash use to the Company of approximately $8.6 million.

                    North Star Universal, Inc. and Subsidiaries
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

     In August 9, 1996, Americable and Transition amended the terms of their revolving line of credit facility with First Bank National Association to provide borrowings up to $4 million and $2 million, respectively, due in September 1998. Borrowings under the amended revolving credit facilities are based on eligible accounts receivable and inventory with interest at prime, (8.25% at September 30, 1996) with optional fixed rate advances at the London Interbank Offered Rate ("LIBOR") plus 2.5%. At September 30, 1996, there were outstanding borrowings of approximately $1.1 million under the revolving line of credit, including $857,000 of amounts transferred from the companies' previous term loan facility which matured in May 1996. In addition, there were approximately $4.9 million of available borrowings under this credit facility at September 30, 1996. Previously, the companies maintained a revolving line of credit with interest at prime plus 1.5%, and term loan facility with interest at 10.665%.

     The Company may from time to time, depending on market conditions and other factors, sell a portion of its CorVel holdings to fund its corporate expenses and maturing indebtedness prior to the merger with Michael Foods and to reduce its indebtedness at the time of the merger. The ability of the Company to sell its CorVel holdings is limited, however, to sales pursuant to Rule 144 of the Securities Act and the volume limitations thereof, and to private negotiated sales, which may adversely affect the ability of the Company to sell a large portion of the CorVel holdings at a given time.

     At September 30, 1996, North Star had approximately $7.9 million of cash and cash equivalents, excluding cash of its operating subsidiaries. The Company believes that its available cash and cash equivalents along with the amounts available under the credit facilities of its operating companies, will be adequate to meet expected cash requirements, including debenture redemptions, capital expenditures and potential acquisitions for the remainder of the year.

                            PART II - OTHER INFORMATION
                    North Star Universal, Inc. and Subsidiaries


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits filed with this report on Form 10-Q:

              10.4 Commercial Lease Agreement between Americable, Inc. and LaSalle National Trust

              27.1   Financial Data Schedules

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

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

                                           NORTH STAR UNIVERSAL, INC.
                                           --------------------------
                                           (Registrant)




Date        November 5, 1996           by    /s/ Jeffrey J. Michael
       ---------------------------         --------------------------
                                           Jeffrey J. Michael
                                           President and Chief Executive Officer


Date        November 5, 1996           by    /s/ Peter E. Flynn
       ---------------------------         --------------------------
                                           Peter E. Flynn
                                           Executive Vice President,
                                           Chief Financial Officer
                                           and Secretary
                                           (Principal Financial and Accounting
                                            Officer)

                                       EXHIBIT INDEX

Exhibit
Number
----------


  10.4 Commercial Lease Agreement between Americable, Inc. and LaSalle National Trust

  27.1               Financial Data Schedules