Form 10-K
period 1996-12-31
MICHAEL FOODS INC /MN
filed 1997-03-28
CIK 768158

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                   December 31, 1996
Commission file number                           0-15638

                              MICHAEL FOODS, INC.
            (Exact name of registrant as specified in its charter)

Minnesota                                                  41-0498850
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                        Identification No.)

Suite 324, Park National Bank Building
5353 Wayzata Boulevard
Minneapolis, Minnesota                                       55416
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code      (612) 546-1500

Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock $.01 par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 3, 1997 was approximately $191,500,000 based on the last price of such stock as reported by the Nasdaq National Market.

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of March 3, 1997, was 21,042,322 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instruction G(3), the responses to Items 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference to the information contained in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders to be held on June 5, 1997, to be filed with the Securities and Exchange Commission on or about April 25, 1997.

PART I

ITEM 1 - BUSINESS

INTRODUCTORY NOTE

On February 28, 1997, the Registrant and Michael Foods, Inc., a Delaware corporation, completed a series of transactions described in detail in Registration Statement 333-01863 (the "Reorganization"). Prior to the Reorganization, the name of the Registrant was North Star Universal, Inc. The Registrant's common stock traded on the Nasdaq National Market System under the symbol NSRU. The Common Stock of Michael Foods, Inc. (Commission File No. 0-15568) traded on the Nasdaq National Market System under the symbol MIKL. As a result of the Reorganization, Michael Foods, Inc., a Delaware corporation, became a wholly-owned subsidiary of the Registrant and changed its name to Michael Foods of Delaware, Inc. The Registrant, continuing the business of Michael Foods of Delaware, Inc., changed its name to Michael Foods, Inc., a Minnesota corporation, and now trades on the Nasdaq National Market System under the symbol MIKLD.

Prior to the Reorganization, the Registrant transferred all of its assets and liabilities other than Michael Foods, Inc. (Delaware) stock and certain debt to ENStar Inc. Immediately following the Reorganization, all of the common stock of ENStar Inc. was distributed ratably to the Registrant's shareholders of record as of February 27, 1997. The ENStar Inc. common stock is traded on the Nasdaq National Market System under the symbol ENSR. All of the business formerly conducted by North Star Universal, Inc. is now conducted by ENStar Inc. and the business of Michael Foods, Inc. (Delaware) is conducted by the Registrant.

A Form 8-K giving effect to this Reorganization, which shows the distribution of ENStar Inc. and a merger with Michael Foods, Inc., was filed with the Securities and Exchange Commission on March 13, 1997. Immediately following the merger and distribution, a former shareholder of North Star Universal, Inc. would own stock in two publicly-held companies - ENStar Inc. and Michael Foods, Inc.

The information in this Form 10-K includes only historical information of Michael Foods, Inc. (Delaware) and information relating to the business of the Registrant following the Reorganization. Information with respect to the business of the Registrant prior to the Reorganization may be found in the ENStar Inc. Form 10-K for the year ended December 31, 1996 (Commission File No. 333-12301).

GENERAL

Michael Foods, Inc. (the "Company") is a diversified producer and distributor of food products operating in four basic areas - egg products, distribution of refrigerated grocery products, potato products and dairy products. The Company, through its egg products division, is the largest producer, processor and distributor of extended shelf-life liquid eggs and dried, hard-cooked and frozen egg products in the United States. The refrigerated distribution division distributes a broad line of refrigerated grocery products directly to supermarkets, including cheese, shell eggs, bagels, butter, margarine, muffins, potato products, juice and ethnic foods. The potato products division processes and distributes refrigerated potato products for foodservice and retail markets in the United States. The dairy products division processes and distributes soft serve mix, ice cream mix, and extended shelf-life ultrapasteurized milk and specialty dairy products to domestic fast food businesses and other foodservice outlets, independent retailers, ice cream manufacturers and others.

The strategic thrust of the Company is to grow value-added food product sales, primarily in the foodservice market, by focusing on developing, marketing and distributing innovative, refrigerated products. The key to this strategy is "value-added", whether that be in the product, the distribution channel or in the service provided to customers.

EGG PRODUCTS

M. G. Waldbaum Company ("Waldbaum") is a producer, processor and distributor of numerous egg products and shell eggs. Principal value-added egg products are ultrapasteurized "Easy Eggs(R)", which is a proprietary extended shelf-life and salmonella-negative (pursuant to United States Department of Agriculture ("USDA") regulations) liquid egg product, hard-cooked eggs, and Simply Eggs(R) Brand Liquid Scrambled Egg Mix. Other egg products include frozen and dried egg whites, yolks and whole eggs, prepared egg patties and omelets, and frozen breakfast entrees.

Management believes that Waldbaum is the second largest egg producer in the United States. Waldbaum is the largest supplier of ultrapasteurized whole eggs and hard-cooked eggs in the United States and is a leading supplier of dried, frozen and liquid refrigerated whole eggs, whites and yolks. Waldbaum distributes its egg products to food processors and foodservice customers primarily throughout the United States and has some international sales in the Far East, Europe and South America. Easy Eggs(R) and other egg products are marketed nationally to a wide variety of foodservice and industrial customers. Waldbaum's shell eggs are sold to the Company's refrigerated distribution division, Crystal Farms Refrigerated Distribution Company, which, in turn, distributes them throughout its 23 state territory.

Shell eggs are essentially a commodity and are sold based upon reported egg prices. Egg prices, in turn, are significantly influenced by shifts in supply and demand. Pricing of shell eggs is also typically affected by seasonal demand related to increased consumption during holiday periods. In general, egg market pricing in the United States reflects levels reported by Urner Barry Spot Egg Market Quotations ("Urner Barry"), a recognized publication. Prices for certain of the Company's products are affected by these factors, particularly shell eggs. The Company has endeavored to moderate these effects primarily through a continuing emphasis on value-added products and internal production of shell eggs. In 1996, the Company's egg operations derived approximately 15% of net sales from shell eggs, with the remaining 85% derived from the sales of value-added egg products. In 1996, approximately 80% of the Company's egg needs were satisfied by production from Company-owned hens, with the balance purchased on the spot market.

Waldbaum's shell egg and egg products businesses are fully integrated from the production and maintenance of laying flocks through processing of shell eggs and further processed egg products. Waldbaum maintains facilities with approximately 2,600,000 pullets located in Nebraska and Minnesota. Fully automated laying barns, housing approximately 12,500,000 producing hens, are located in Nebraska, Colorado and Minnesota. In addition, approximately 600,000 Waldbaum-owned producing hens are housed in contract facilities. Major laying facilities also maintain their own grain and feed storage facilities. Principal egg processing plants are located in Nebraska, Colorado and Minnesota.

Subsequent to the close of the Company's fiscal year, the Company consummated the acquisition of Papetti's Hygrade Egg Products, Inc. and its affiliates ("Papetti's"). The February 26, 1997 acquisition was accounted for as a
purchase.   Papetti's, based in Elizabeth, New Jersey, is the world's largest further processed egg products producer with annual sales in excess of $300 million. Papetti's is a major producer of extended and short shelf-life liquid, dried and frozen whole eggs, whites and yolks, prepared egg patties and omelets, and hard-cooked eggs. Papetti's purchases approximately 90% of its annual egg needs under contracts with egg producers whereby the price paid for the eggs varies with the market as reported by Urner Barry . The production from approximately 5,000,000 hens is under long-term contracts, with an additional 11,000,000 hens under shorter-term contracts. The remainder of annual egg needs are secured in the spot market.

REFRIGERATED DISTRIBUTION

Crystal Farms Refrigerated Distribution Company ("Crystal Farms") distributes a wide range of refrigerated grocery products directly to retailers and to wholesale warehouses. Crystal Farms believes that its strategy of offering quality branded products, many of which are sold under the Crystal Farms name as a lower-priced alternative to national brands, has contributed to its growth. These distributed refrigerated products, which consist principally of cheese, bagels, butter, margarine, muffins, potato products, juice and ethnic foods, are supplied by vendors, or other divisions of the Company, to Crystal Farms' specifications. Cheese accounts for approximately 51% of Crystal Farms' annual sales. Crystal Farms operates a cheese packaging facility in Lake Mills, Wisconsin, which allows for the cutting and wrapping of various cheese products for its Crystal Farms brand cheese business and for private label customers.

Crystal Farms has expanded its market area both directly and through the use of independent egg producers as distributors. Whereas Crystal Farms' market area covered only seven states in 1987, it now includes 23 states primarily in the Midwest and Southwest. Retail locations served by Crystal Farms number over 1,500. In 1996, sales to the warehouse operations of SUPERVALU, INC., and to SUPERVALU owned and franchised formats, including Cub Foods, were approximately 35% of Crystal Farms' net sales. Crystal Farms maintains a fleet of refrigerated tractor-trailers to deliver products daily to its retail customers from ten distribution centers located centrally in its key trade areas.

POTATO PRODUCTS

Potato products are produced and sold by Northern Star Co. ("Northern Star") and Farm Fresh Foods, Inc. ("Farm Fresh"). The potato products division processes and sells refrigerated potato products to both foodservice and retail markets. Refrigerated products consist of a line of hash brown, mashed, and specialty potato products. In 1996, approximately 19% of the potato products division's net sales were to the retail trade, with the balance to foodservice. Refrigerated potato products accounted for approximately 69% of divisional net sales in 1996. The potato products division typically purchases approximately 80%-90% of its annual potato requirements from contract producers, of which a large majority are grown on irrigated land. The balance of potato requirements are purchased on the spot market.

The potato products division maintains storage facilities in North Dakota, Wisconsin and Minnesota. Processing and refrigerated/frozen warehouse facilities are located principally in Minnesota, with a smaller facility located in California. The potato products division maintains a high percentage of its contracted supply from irrigated fields, as well as maintaining geographic diversification of its sources. However, weather remains an important factor in determining raw potato prices and quality. Small variations in the purchase price and/or quality of potatoes can have a significant effect on the potato products division's operating results.

Subsequent to the end of the fiscal year, the Company announced it is exiting the frozen french fry business in 1997. As described in Note B to the Consolidated Financial Statements of Michael Foods, Inc. and Subsidiaries the Company recorded two charges in the fourth quarter of 1996 related to the frozen french fry product line.

DAIRY PRODUCTS

Through Kohler Mix Specialties, Inc. ("Kohler"), the Company processes and sells soft serve mix, ice cream mix, frozen yogurt mix, milk and specialty dairy products, many of which are ultra-high temperature ("UHT") pasteurized
products.   Kohler sells its products throughout much of the central United
States from facilities in Minnesota and Texas.

Kohler's UHT processing is designed to produce bacteria-free products with delicate flavors, such as milk, ice cream mixes and specialty dairy products such as whipping cream, half and half and cordials. Many of Kohler's products have an extended shelf life of up to ninety days, thus extending the trade territory which can be effectively served by Kohler to include most of the United States.

Kohler soft serve, frozen yogurt and ice cream mixes are made to customer's specifications. Currently, Kohler produces approximately 65 different formulations. Kohler believes that the customization of high quality products and high customer service levels are critical to their business.

Kohler has approximately 400 customers, including branded ice cream manufacturers, quick service restaurants, other foodservice outlets and independent ice cream retailers. Kohler has a significant customer who is an ice cream manufacturer. However, sales to this customer represent less than 5% of the consolidated sales of the Company. In 1996, most of Kohler's net sales were generated from customers who purchased products on a cost-plus basis.
This includes sales to most of the large fast food chains operating in its market area. Sales of soft serve, shake, and ice cream mixes are more seasonal than the Company's other products, with higher sales volumes occurring between May and September. The addition of other specialty dairy products in recent years has somewhat offset this seasonality.

SALES, MARKETING AND CUSTOMER SERVICE

Each of the Company's four divisions has developed a marketing strategy which emphasizes high quality products and customer service. Michael Foods Sales, an internal sales group, coordinates the sales of Waldbaum, Northern Star and Kohler and is supported by a centralized order entry and customer service staff. Additionally, Waldbaum maintains a small sales group in Wakefield, Nebraska, which handles certain egg product sales. The Company has a small marketing staff, which executes marketing plans in the foodservice market, with
additional resources from outside consultants.   Crystal Farms sales personnel
obtain orders from retail stores which are usually placed no more than one day ahead of the requested delivery date. Crystal Farms' marketing efforts are primarily focused on in-store and co-op advertising programs, which are executed with grocers on a market-by-market basis. Papetti's uses a nationwide system of brokers, supplemented by a small internal national accounts sales group, to sell its products.

ACQUISITIONS

There were no acquisitions in 1993 or 1994, but in 1995 the institutional refrigerated potato products line of Interstate Food Processing Corp. was acquired. This asset purchase was made for cash and included a customer list,
processing equipment, goodwill and certain other assets.    The acquisition
increased the potato products division's refrigerated potato product sales in the U. S. foodservice market.

On February 26, 1997 the Papetti's acquisition was consummated. The consideration included cash and stock in the amount of approximately $80.6 million, including approximately 3.2 million shares of the Company's common stock. Additionally, the Company assumed approximately $23.4 million of

Papetti's debt. The acquisition significantly increases the Company's sales of further-processed egg products in the U. S. foodservice, industrial and retail markets.

The Company anticipates that it will continue to make acquisitions as part of its strategic plan.

PROPRIETARY TECHNOLOGIES

In 1988, the Company acquired an exclusive license to use a patented process, developed at North Carolina State University, for the ultrapasteurization of liquid eggs. The patents expire in 2006. The process results in liquid eggs that are salmonella and listeria negative, pursuant to USDA regulations. Salmonella and listeria are bacteria which can contaminate shell eggs. The process also extends the shelf life of liquid eggs from less than two weeks to ten weeks or more. The Company has an aseptic plant in Gaylord, Minnesota which processes the ultrapasteurized liquid egg needs of Waldbaum.

The Company and the patent holder have initiated litigation against several processors of competing liquid egg products, claiming infringement of the original and subsequent related process patents with respect to ultrapasteurized liquid egg production. In 1992, a jury for the United States District Court for the Middle District of Florida found the original patent to be valid and that a processor, Bartow Food Co., willfully and deliberately infringed the patent. In another action, against Papetti's, the United States District Court for the District of New Jersey found in 1992 and 1993 that the defendant had infringed the patents and that the licensed patents are valid and enforceable. In 1994, the Court of Appeals for the Federal Circuit upheld this judgment. In 1995 and 1996 there were other developments regarding the patentability of the claims under the patents. See Item 3 "Legal Proceedings." The litigation outstanding between the Company and Papetti's at the time of the Papetti's acquisition was settled as part of the acquisition transaction.

Papetti's owns an exclusive sublicense to use a patented process, developed by a non-employee inventor, for the electro-heating of liquid eggs. The patent expires in 2006 . The process results in liquid eggs that are salmonella and listeria negative, pursuant to USDA regulations. The process extends the shelf life of liquid eggs from less than two weeks to ten weeks or more. Papetti's has an aseptic plant in Elizabeth, New Jersey which processes the ultrapasteurized liquid egg needs of Papetti's.

TRADENAMES

Waldbaum markets its products using several tradenames including "Logan Valley", "Wakefield", "Sunny Side Up(R)", "Michael Foods", "Deep Chill(TM)", "MicroFresh" and "MGW". Ultrapasteurized liquid eggs are marketed using the "Easy Eggs(R)" tradename. The Company's liquid scrambled egg mix is marketed under the tradename "Simply Eggs(R) Brand".

Crystal Farms products are marketed principally under the "Crystal Farms(R)" tradename. In addition, Crystal Farms is the principal distributor of "Bongards" cheese in Minnesota. Crystal Farms also distributes eggs, butter, cheese, bagels, and ethnic foods under a number of other customer-owned tradenames.

Within the potato products division, Northern Star markets its frozen potato products to foodservice customers under a variety of brands, including "Northern Star". The "Simply Potatoes(TM)" brand is used for retail refrigerated products, with "Farmer Select" used on retail frozen products. Farm Fresh also maintains various tradenames for their products. The "Quality Farms" brand of Interstate Food Processing Corporation is now controlled by the potato products division and is used in the sale of institutional refrigerated potato products.

Within the dairy products division, "Kohler" and "Midwest Mix, Inc." are two main tradenames.

Papetti's markets its products under tradenames that include "Table Ready(R)", "Better N' Eggs" "Quaker State " and "Lite-N- Hearty".

COMPETITION

All aspects of the Company's businesses are extremely competitive. In general, food products are price sensitive and affected by many factors beyond the control of the Company, including changes in consumer tastes, fluctuating commodity prices, and changes in supply due to weather, production and feed costs.

The Company's egg products division is considered the second largest egg producer and, with the recent acquisition of Papetti's, the largest egg products processor in the United States. The egg products division competes with many suppliers of eggs and egg products. While the egg products and shell egg industry is highly fragmented, there has been a trend toward consolidation in recent years and further consolidation in the industry is expected. Other major egg producers include Cal-Maine Foods, Inc. and Rose Acres Farms, Inc.
The Company believes that Waldbaum is among the lowest cost egg producers in the United States. The Company also believes that Easy Eggs'(R) and Table Ready's(R) salmonella-negative aspects, extended shelf-lives and ease of use are significant competitive advantages in the foodservice and industrial food markets for eggs. The Company believes its largest competitor in further processed egg products is the Sunny Fresh Foods, Inc. subsidiary of Cargill, Inc.

The Company's refrigerated distribution division competed with the refrigerated products of other suppliers such as Beatrice Companies, Inc.; Kraft Foods, Inc.; Land O' Lakes, Inc.; and Sargento Cheese Company, Incorporated. Crystal Farms believes that its emphasis on a high level of service and lower-priced branded products has enabled it to compete in its market area with larger companies having national brands.

Through 1996, Northern Star's frozen potato products competed with significantly larger producers such as Carnation Co., J. R. Simplot Co., Lamb-Weston, Inc. (a subsidiary of ConAgra, Inc.), Ore-Ida Foods, Inc. (a subsidiary of H. J. Heinz Co.) and McCain Foods, Inc. In the fourth quarter of 1996 the Company recorded asset impairment losses and lower of cost or market inventory markdowns as described in Note B to the Consolidated Financial Statements of Michael Foods, Inc. and Subsidiaries. Subsequent to year-end, the Company decided to exit the frozen french fry business, which is expected to be completed during 1997. The Company believes it has a dominant market share in refrigerated potato products sold in the U.S., where competitors are generally smaller local or regional
companies.   Within the retail frozen market, Ore-Ida Foods, Inc. is a major competitor. While the Company has a modest share of the U. S. frozen french fry market, it believes it has a dominant market share in refrigerated potato products sold in the U. S., where competitors are generally smaller local or regional companies.

Within the dairy products division, management believes that Kohler provides the majority of the soft serve mix, and a significant percentage of ice cream mix, sold in Minnesota, Wisconsin and South Dakota. Kohler also has a large percentage of the UHT soft serve mix and UHT fluid milk business with quick service restaurant chains in the central U. S. Competitors include local dairies utilizing conventional pasteurization and regional dairies with UHT products.

GOVERNMENT REGULATION

All of the Company's subsidiaries are subject to federal and state regulations relating to grading, quality control, product branding and labeling, waste disposal and other aspects of their businesses. The subsidiaries are subject to USDA or FDA regulation regarding grading, quality, labeling and sanitary control. Waldbaum's and Papetti's egg breaking plants are subject to continuous on-site USDA inspection. All other subsidiaries are subject to periodic USDA inspections.

Crystal Farms' cheese and butter products and Kohler's soft serve mix and ice cream mix are effected by milk price supports established by the USDA. The support price serves as an artificial minimum price for these products, which may not be indicative of market conditions that would prevail if such supports were abolished.

All of the Company's subsidiaries must also comply with state and local waste disposal requirements. Waldbaum disposes of chicken waste primarily to farmers for use as fertilizer. Northern Star disposes of solid waste from potato processing by selling the solid waste to a processor who converts it to animal feed and disposes of effluent under a waste discharge permit issued by the Minneapolis-St. Paul Metropolitan Waste Control Commission. Farm Fresh holds a permit with the Los Angeles County Sanitation District to discharge industrial waste into the Sanitation District's sewage system. Waldbaum and Papetti's have permits to discharge waste products into available sewer systems and maintain discharge ponds for certain wastes.

EMPLOYEES

The Company employed approximately 2,700 employees at December 31, 1996. Of this total, Waldbaum employed approximately 1,200 full-time and 300 part-time employees, none of whom are represented by a union. Crystal Farms employed approximately 300 employees, none of whom are represented by a union. Northern Star employed approximately 545 employees of whom 465 are represented by the Bakery, Laundry, Allied Sales Drivers and Warehousemen Union affiliated with the Teamsters. Farm Fresh had 65 employees as of December 31, 1996 with none being represented by a union. Kohler employed 150 people at December 31, 1996. Historically, Kohler increases its number of employees by approximately 10 to 20 percent during the summer season. Its production personnel and drivers are represented by the Milk Drivers and Dairy Employees Union. The Michael Foods Sales, Distribution and Customer Service groups collectively employed approximately 170 people at December 31, 1996. Papetti's had approximately 1,100 employees as of the date of acquisition. Approximately 23 of these employees are represented by a union.

EXECUTIVE OFFICERS OF THE REGISTRANT


                                                                  Officer
Name                 Age  Position                                Since
-------------------------------------------------------------------------------
Gregg A. Ostrander   44   President and Chief Executive Officer   1993
Jeffrey M. Shapiro   49   Executive Vice President and Secretary  1987
John D. Reedy        51   Vice President - Finance, Chief         1988
                          Financial Officer and Treasurer
Mark D. Witmer       39   Assistant Treasurer                     1995
Bill L. Goucher      50   President - Waldbaum                    1993
James J. Kohler      43   President - Kohler                      1988
James D. Clarkson    44   President - Northern Star               1995
Norman A. Rodriguez  53   President - Crystal Farms               1989
Kevin O. Kelly       39   President - Michael Foods Sales         1993
Arthur N. Papetti    65   President - Papetti's                   1997

ITEM 2 - PROPERTIES

FACILITIES

The Company maintains leased space for its executive headquarters, customer service office and sales office in suburban Minneapolis, Minnesota.

Waldbaum owns and operates 29 pullet growing houses, each containing approximately 14,600 square feet, in Wakefield, Nebraska; two grain elevators in Wayne, Nebraska; 87 laying houses, each containing approximately 19,500 square feet, in Wakefield, Nebraska, Bloomfield, Nebraska and Hudson, Colorado; two feed mills in Wakefield, Nebraska, one in Bloomfield, Nebraska and one in Hudson, Colorado; processing facilities in Wakefield, Nebraska (approximately 323,000 square feet), Hudson, Colorado (approximately 49,000 square feet), Bloomfield, Nebraska (approximately 80,000 square feet); and warehouse, office and distribution facilities aggregating approximately 40,000 square feet located in Wakefield, Nebraska, Hudson, Colorado, Daytona Beach, Florida, and Bloomfield, Nebraska. Additionally, leased space approximating 11,000 square feet is located in Daytona Beach, Florida. Waldbaum owns in the aggregate approximately 950 acres of land in Nebraska, Colorado and Minnesota and leases land in Bloomfield, Nebraska.

Waldbaum also owns and operates facilities in Minnesota, including 9 pullet growing houses (approximately 160,000 square feet) at Gaylord, Minnesota; 48 laying houses, each averaging 15,000 square feet, in Gaylord and LeSueur, Minnesota; feed mills in Gaylord and LeSueur, Minnesota; processing facilities in Gaylord, Minnesota (approximately 164,000 square feet) and LeSueur, Minnesota approximately (29,000 square feet). The Gaylord, Minnesota facility includes a centralized warehouse for the distribution of the Company's core refrigerated foodservice products. Waldbaum leases space for its administrative offices in suburban Minneapolis, Minnesota.

Papetti's operates its egg processing and distribution business in New Jersey from five leased facilities in Elizabeth, New Jersey. In the aggregate, these facilities comprise approximately 273,000 square feet, of which approximately 79,000 square feet are refrigerated warehouse space. Papetti's leases an egg processing and distribution facility of approximately 75,000 square feet in Klingerstown, Pennsylvania. Papetti's also conducts business from an 87,000 square foot egg processing and distribution facilities in Lenox, Iowa and two leased facilities which aggregate approximately 24,000 square feet. Additionally, Papetti's owns an egg drying operation in Kansas City, Missouri
which operates out of two buildings   comprising 63,000 square feet.

The refrigerated distribution division leases administrative and sales offices in suburban Minneapolis and several small warehouses across the U. S., and has an owned 33,000 square foot distribution center located near LeSueur, Minnesota. Wisco Farm Cooperative owns and operates a 48,200 square foot refrigerated warehouse on a 19 acre site in Lake Mills, Wisconsin. A 19,000 square foot cheese packaging facility is also located in Lake Mills.

Within the potato products division, Northern Star owns its processing plant and seven raw potato storage facilities in Minnesota, Wisconsin and North Dakota totaling over 378,000 square feet. Six of the storage facilities are located on land owned by Northern Star. The East Grand Forks, Minnesota facility is located on leased land. These facilities have an aggregate storage capacity of over 220 million pounds of raw potatoes. The processing plant contains approximately 175,000 square feet of production area and an automated frozen storage area with a capacity of approximately 18 million pounds of finished product. Farm Fresh leases five buildings in Bell Gardens, California, comprising approximately 28,600 square feet, from the former owner of Farm Fresh.

In the dairy products division, Kohler's facilities in White Bear Lake, Minnesota consist of three company-owned buildings, with the main plant containing approximately 110,000 square feet. Kohler also leases a UHT dairy plant in Sulphur Springs, Texas comprising approximately 40,000 square feet.

A production and warehouse facility approximating 35,000 square feet is located in Lake Mills, Wisconsin. Management has determined that this facility exceeds the needs of the business and intends to sell the partially constructed facility.

Management believes that the facilities of the Company, together with budgeted capital improvements in each of its four operating divisions, are adequate to meet the Company's anticipated requirements for its current lines of business over the foreseeable future.

NEBRASKA CONSTITUTIONAL PROVISION

A substantial portion of the egg production and processing operations of Waldbaum is located in the state of Nebraska. With certain exceptions, a provision of the Nebraska constitution generally prohibits corporations from engaging in farming or ranching in Nebraska. Although the constitutional provision contains an exemption for agricultural land operated by a corporation for the purpose of raising poultry, the Nebraska Attorney General has, in written opinions, taken the position that facilities devoted primarily to the production of eggs do not fall within such exemption and therefore are subject to the restrictions contained in the constitutional provision. The Company believes that the egg production facilities of Waldbaum are part of Waldbaum's integrated facilities for the production, processing and distribution of egg products, and therefore, that any agricultural land presently owned by Waldbaum is being used for non-farming and non-ranching purposes.

The constitution empowers the Nebraska Attorney General, or if the Attorney General fails to act, a Nebraska citizen, to obtain a court order to, among other things, force divestiture of land held in violation of the constitutional provision. If land subject to such a court order is not divested within a two-year period, the constitutional provision directs the court to declare the land escheated to the State of Nebraska. The Company is not aware of any proceedings under such constitutional provision pending or threatened against either Waldbaum or the Company. Until the scope of such provision has been clarified by further judicial, legislative, or executive action, there can be no assurance as to the effect, if any, that it may have on the business of Waldbaum or the Company.

ITEM 3 - LEGAL PROCEEDINGS

Four patents for ultrapasteurizing liquid eggs licensed by the Company from North Carolina State University ("NCSU") (see "Proprietary Technologies") are presently involved in proceedings before the United States Patent and Trademark Office ("PTO"). In the first commenced proceeding, a reissue proceeding initiated by NCSU to obtain product claims in addition to existing process claims, the objections of an examiner, which had been sustained by the PTO Board of Patent Appeals and Interferences, were reversed by the Court of Appeals for the Federal Circuit. All four patents are presently involved in ongoing reexamination proceedings in the PTO as requested by various egg industry competitors of the Company. In addition, a second reissue proceeding has been initiated with respect to the patent in which product claims were sought and, in this reissue proceeding, both process and product claims are being reexamined for patentability.

In 1996, NCSU received Final Official Actions issued by the PTO. In these Actions, the examiner rejected claims under the four process patents held by NCSU. NCSU and the Company are continuing to process the claims with the examiner and have appealed the rejection to the PTO's Board of Patent Appeals and Interferences. An unsatisfactory result of the PTO appeal would be appealed to the Court of Appeals for the Federal Circuit. Counsel to NCSU and the Company estimates that a full appeal process could take up to two years to complete. Pending the outcome of such appeals, the patents will remain valid and in full force and effect and parties infringing the patents may be liable for damages based upon their infringement.

On December 31, 1996, the following material litigation was pending with respect to the Company:

1. MICHAEL FOODS AND NORTH CAROLINA STATE UNIVERSITY V. PAPETTI'S HYGRADE EGG PRODUCTS, INC., U. S. District Court for the District of New Jersey, File No. 89-4645. This action arose out of an alleged infringement by the defendant upon certain patents owned by NCSU and licensed to the Company. The Company obtained summary judgment affirming the validity of one of the patents and finding the defendant to have infringed the patent. This judgment was affirmed on appeal to the Court of Appeals for the Federal Circuit. Discovery on the question of damages was suspended pending a reexamination of the patent in the PTO as described above. As a result of the acquisition of Papetti's by the Company on February 26, 1997, this litigation was settled for $6,000,000 and dismissed.

2. NULAID FOODS, INC. V. MICHAEL FOODS, INC. AND NORTH CAROLINA STATE UNIVERSITY. U. S. District Court for the Eastern District of California, Civil Action No. CIV-S-93-1319WBSJFM. This is an action commenced by Nulaid Foods, Inc. seeking a declaratory judgment that the patents which are subject of the patent litigation described in No. 1 above are invalid. The Company and NCSU have counterclaimed for infringement of the patents by the plaintiff. Further proceedings in this litigation are stayed pending reexamination of the patents in the PTO as described above.

3. SCHWAN'S SALES ENTERPRISES, INC. V. KOHLER MIX SPECIALTIES, INC., ET. AL., Lyon County District Court, Fifth Judicial District, State of Minnesota, File No. C-95-357. In May, 1995, an action was commenced against the Company's subsidiary, Kohler Mix Specialties, Inc., and certain other parties by Schwan's Sales Enterprises, Inc. ("Schwan's") seeking recovery of damages arising out of an alleged salmonella contamination of Schwan's ice cream that had been distributed to its customers in the summer and fall of 1994. Following an investigation by Schwan's and various governmental agencies, it was determined that Schwan's ice cream product evidenced the presence of salmonella bacteria. Schwan's operations were interrupted for a period of time and Schwan's has made settlements with their customers who claimed injury from
consuming Schwan's ice cream.   Kohler Mix and others supplied ice cream mix to
Schwan's in tanker trucks operated by the same transporter during the time in question. The complaint seeks to recover all or a portion of the loss sustained by Schwan's as a result of the incident. Discovery is ongoing. A
mediation conference is scheduled in April, 1997.    The Company's product
liability carrier has undertaken defense of the litigation without waiving coverage defenses. Underlying insurance and excess insurance provides $51,000,000 in coverage.

The Company is also engaged in routine litigation incidental to its business, which management believes will not have a material adverse effect upon its business or consolidated financial position.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1996 Annual Meeting of Stockholders of Michael Foods, Inc. was held on December 30, 1996. The items voted upon and the results of the vote follow:

1. Proposal to approve an Agreement and Plan of Reorganization between Michael Foods, Inc., North Star Universal, Inc. and NSU Merger Co.


   For           Against         Abstain
----------       -------         -------
17,046,422       22,903          15,439

2. The election of nine persons to serve as directors until the next annual election and until their successors are duly elected and qualified (only eight voted for, as a director resigned subsequent to the issuance of proxy material):


                          For           Withhold Authority
                       ----------       ------------------
Richard A. Coonrod     17,988,952             111,659
Miles E. Efron         17,983,290             117,321
Arvid C. Knudtson      17,987,190             113,421
Joseph D. Marshburn    17,987,552             113,059
James H. Michael       17,929,075             171,536
Jeffrey J. Michael     17,934,447             166,164
Maureen B. Bellantoni  17,987,167             113,444
Gregg A. Ostrander     17,936,403             164,208

Note: Subsequent to the Annual Meeting of Stockholders, the Registrant merged with Michael Foods, Inc. (of Delaware) on February 28, 1997. As a result of the merger, North Star Universal, Inc. was re-named Michael Foods, Inc. (Minnesota). Certain directors of North Star Universal, Inc. resigned from the Board of Directors at the time of the merger, including James H. Michael. The remaining North Star Universal, Inc. directors, consisting of Jeffrey J. Michael and Miles E. Efron, appointed Richard A. Coonrod, Arvid C. Knudtson, Joseph D. Marshburn, Maureen B. Bellantoni, Gregg A. Ostrander, Arthur J. Papetti and Stephen T. Papetti as directors of the Registrant.

3. Proposal to approve the appointment of Grant Thornton LLP as the independent auditors of the corporation for 1996:


   For            Against       Abstain
----------        -------       -------
18,067,069        22,262        11,280

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq National Market under the symbol: MIKLD. Nasdaq has informed the Company that the stock trading symbol will revert to MIKL on, or about, March 31, 1997. The following table sets forth the high and low daily sale prices for the Company's common stock for each quarter of 1996 and 1995:


1996             Low       High
----            ------    ------
First Quarter    9 7/8    12 3/4
Second Quarter  10 1/4    11 7/8
Third Quarter    9 1/2    13 1/2
Fourth Quarter  10 1/8    13 1/8


1995             Low       High
----            ------    ------
First Quarter    9        12 3/8
Second Quarter  10 1/4    13 1/4
Third Quarter   10 5/8    14 1/2
Fourth Quarter  10 3/4    13 3/4

The following table sets forth the regular quarterly cash dividends paid per share of common stock in 1996 and 1995:


                    1996      1995
                    -----     -----
First Quarter      $0.05      $0.05
Second Quarter      0.05       0.05
Third Quarter       0.05       0.05
Fourth Quarter      0.05       0.05

At year-end 1996 the Company had 505 common shareholders of record and an estimated 3,700 beneficial owners whose shares were held by nominees or broker dealers.

ITEM 6 - SELECTED FINANCIAL DATA

The Summary of Consolidated Financial Data given below as of, and for the five years ended, December 31, 1996 has been derived from the Company's consolidated financial statements. Such data should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                     SUMMARY OF CONSOLIDATED FINANCIAL DATA
                    (In thousands, except per share amounts)


YEARS ENDED DECEMBER 31,                             1996      1995       1994       1993      1992
---------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
Net sales .....................................  $616,395  $536,627   $505,965   $474,783  $442,734
Cost of sales .................................   545,055   454,652    430,917    414,965   390,185
Product line inventory markdown................    12,225         -          -          -         -
                                                 --------------------------------------------------
Gross profit ..................................    59,115    81,975     75,048     59,818    52,549
Selling, general and administrative expenses ..    44,822    45,729     41,851     39,122    36,936
Product line asset impairment..................    10,472         -          -          -         -
Disposal of product line ......................         -         -          -     22,769         -
Restructuring charges .........................         -         -          -     11,164         -
                                                 --------------------------------------------------
                                                   55,294    45,729     41,851     73,055    36,936
                                                 --------------------------------------------------
Operating profit (loss) .......................     3,821    36,246     33,197    (13,237)   15,613
Interest expense, net .........................     7,264     7,635      8,498      8,363     9,588
                                                 --------------------------------------------------
Earnings (loss) before income taxes ...........    (3,443)   28,611     24,699    (21,600)    6,025
Income tax expense (benefit) ..................      (370)   11,020      9,510     (5,280)    2,175
                                                 --------------------------------------------------
  Net earnings (loss) .........................  $ (3,073) $ 17,591   $ 15,189   $(16,320) $  3,850
                                                 ==================================================
Net earnings (loss) per share .................  $   (.16) $    .91   $    .79   $   (.84) $    .20
                                                 ==================================================
Weighted average shares outstanding ...........    19,386    19,328     19,315     19,416    19,516
Dividends per common share ....................  $    .20  $    .20   $    .20   $    .20  $    .20
BALANCE SHEET DATA (end of period)
Working capital ...............................  $ 56,677  $ 42,095   $ 33,589   $ 22,267  $ 54,826
Total assets ..................................   364,659   359,227    336,645    329,087   370,218
Long-term debt, including current maturities ..   112,901   101,421    100,604    104,008   135,798
Shareholders' equity ..........................   174,042   180,095    166,029    155,003   177,037
                                                 ==================================================



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

GENERAL
The following table sets forth the percentage of net sales accounted for by each of the Company's operating divisions for the periods indicated:

YEAR ENDED DECEMBER 31,                 1996    1995    1994
-------------------------------------------------------------
Egg Products ......................      43%     42%     42%
Refrigerated Distribution .........      34      34      33
Potato Products ...................      14      16      15
Dairy Products ....................      15      14      14
Prepared Foods* ...................       -       -       2
Intercompany Sales ................      (6)     (6)     (6)
                                        --------------------
  Total ...........................     100%    100%    100%
                                        ====================

The following table sets forth the percentage of operating earnings (before corporate, interest and income tax expenses) accounted for by each of the Company's operating divisions for the periods indicated:


YEAR ENDED DECEMBER 31,                 1996**  1995     1994
-------------------------------------------------------------
Egg Products ......................       64%    59%     51%
Refrigerated Distribution .........       26     15      13
Potato Products ...................      (11)    12      23
Dairy Products ....................       21     14      14
Prepared Foods* ...................        -      -      (1)
                                        --------------------
  Total ...........................      100%   100%    100%
                                        ====================



* The assets of the subsidiary comprising the Prepared Foods Division were sold in late 1994.

** Before product line inventory markdown and product line asset impairment charges.


RESULTS OF OPERATIONS
The Egg Products Division had higher dollar sales and lower dollar earnings in 1996, as compared to the results for 1995. Sales increased for egg products, most notably for value-added product lines such as Easy Eggs(R) and MicroFresh. Egg prices increased approximately 20 percent in 1996, as compared to 1995, as reported by Urner Barry Publications - a widely quoted industry pricing service. This increase helped support generally higher pricing for egg products during the year. Feed costs, which typically represent roughly two-thirds of the cost of producing an egg, were significantly higher in 1996 than in 1995, as a result of poor domestic harvests of corn and soybeans in the fall of 1995. The division's pricing and productivity improvements were not sufficient to offset the sharp rise in feed costs.
     The Refrigerated Distribution Division had higher dollar sales and higher dollar earnings in 1996, as compared to the results for 1995. The divisional earnings are particularly volume-sensitive and unit sales increased compared to 1995 levels. The combination of volume growth, pricing improvements in certain product lines and effective expense control allowed for divisional profit improvement.

     The Potato Products Division had flat dollar sales as compared to the results for 1995 and the division operated at a loss in 1996, due primarily to losses in the frozen french fry business. A competitive environment in the french fry processing industry depressed unit sales and selling prices for frozen potato products, and the division continued to experience a loss of market share in the frozen french fry business. Additionally, potatoes from the fall 1995 harvest were generally available in lesser quantities than normal, resulting in significant purchases of costly open market potatoes to supplement those delivered under contracts. Potatoes from this harvest, which were processed during most of 1996, were also smaller in size than normal, which reduced processing yields for potato products. As a result of these and other factors, the Potato Products Division recorded fourth quarter product line asset impairments of $9,172,000 related to its frozen french fry product line. The impairment loss was necessary to reduce the carrying cost of these assets to fair value. There was also a product line inventory markdown of $12,225,000 in the fourth quarter of 1996 to reduce frozen french fry product line inventory to the lower of cost or market, including an adjustment for this product line's potato costs that are estimated to be in excess of the Company's production plans. (See Note B to the consolidated financial statements.) Subsequent to year end, the Company decided to dispose of the frozen french fry business, which management expects to complete during 1997. Sales of value-added refrigerated potato products in both the foodservice and retail markets increased. However, margins for refrigerated potato products were also negatively effected by the raw material\processing yield issues, as well as by certain temporary production difficulties.

     The Dairy Products Division had higher dollar sales and higher dollar earnings in 1996, as compared to the results for 1995. Unit sales rose significantly, with an increase in core UHT ("ultra-high temperature" pasteurization) dairy mixes providing for much of the growth. Pricing and operating costs rose significantly during the year, reflecting strength in raw milk prices as a result of a restricted milk supply due to high feed costs for dairy herds.

     The gross profit margin of the Company, exclusive of the product line inventory markdown, was 11.6 percent in 1996, as compared to 15.3 percent in 1995 and 14.8 percent in 1994. The 1996 decrease reflected the factors discussed above, particularly the increased feed and potato processing costs. It is management's strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products' contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins.

     Selling, general and administrative expenses were 7.3 percent of net sales in 1996, as compared to 8.5 percent in 1995 and 8.3 percent in 1994. The decrease in 1996 was due to the significant corporate sales increase and effective expense management.
     During the fourth quarter of 1996, the Company recorded a $1,300,000 impairment loss related to management's decision to abandon completion of a building that was originally intended for use in its refrigerated distribution business.
     Interest expense in 1996 was comparable to 1995 levels. The effect of increased borrowings under the Company's unsecured revolving line of credit was offset by lower average interest rates on these borrowings in 1996 than in 1995.
     Certain of the Company's products are sensitive to changes in commodity prices. Currently, the Company's egg products operations derive approximately 15 percent of net sales from shell eggs which are sensitive to commodity price changes. The remainder of Egg Products Division sales are derived from the sale of egg products that are value-added to varying degrees. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and feed costs, both of which can fluctuate significantly and at variance to each other. While certain egg products exhibit commodity price sensitivity, gross margins from egg products are generally less sensitive to commodity price fluctuations than are shell eggs. The Company's refrigerated distribution operations derive approximately 70 percent of net sales from refrigerated products, with the balance coming from shell egg sales. As a majority of these eggs are supplied by the Egg Products Division and are, in-turn, sold on a distribution or non-commodity basis by the Refrigerated Distribution Division, this division's sales are generally not sensitive to commodity price fluctuations. The Potato Products Division typically purchases approximately 80 to 90 percent of its estimated annual potato needs under annual grower contracts. The remainder is purchased at market prices to satisfy short-term production requirements or to take advantage of spot prices when they are lower than contract prices. Frozen french fry pricing for both the industry and the Company is significantly influenced by the size and quality of the annual U.S. potato crop, as well as by consumer demand. While small variations in potato prices or selling prices of end products can have a significant effect on the earnings of the potato products division, such impacts have been lessened in recent years through significant increases in higher value-added refrigerated potato product sales. The Dairy Products Division sells its products primarily on a cost-plus basis. Therefore, the earnings of this division are not typically greatly affected by raw ingredient price fluctuations.
     Inflation is not expected to have a significant impact on the Company's business. The Company generally has been able to offset the impact of inflation through a combination of productivity gains and price increases.
     Competitors have infringed the Company's exclusive license for a patented technology to safely extend the shelf-life of liquid eggs and the Company is pursuing its legal rights. The Company has prevailed in U. S. District Court cases in Florida and New Jersey. The judgment in the New Jersey case was appealed in 1994 and the Court of Appeals for the Federal Circuit upheld the summary judgment of the U. S. District Court, which found the patents valid and enforceable. Since then, present and potential extended shelf-life liquid egg competitors have filed protests with the U. S. Patent and Trademark Office ("PTO") challenging the validity of one or more of the claims under the patents. As a result, litigation in two patent infringement lawsuits where the Company is a plaintiff were stayed and another lawsuit was dismissed without prejudice. One of the stayed suits was settled as a result of the Company's acquisition of Papetti's Hygrade Egg Products, Inc. and related entities in February, 1997. During 1995 and 1996 the PTO issued actions in which an examiner rejected claims under the patents licensed by the Company. The Company and patent holder are appealing the rejections to the PTO's Board of Patent Appeals and Interferences and will, if necessary, appeal further to the Court of Appeals for the Federal Circuit. The patents remain valid and in full force and effect during this appeal process.
     While management is resolved to protect the Company's proprietary rights and expects those rights to continue to be upheld, the number of present and potential competitors in this egg product category continues to increase. As a result of such competition, pricing pressure in the category may increase beyond that which has already been experienced. Sales of extended shelf-life liquid eggs represent the largest contributor to operating profits within the Egg Products Division.

CAPITAL RESOURCES AND LIQUIDITY
The Company's investments in acquisitions and capital expenditures have been a significant use of capital. The Company plans to continue to invest in state-of-the-art production facilities to enhance its competitive position. Historically, the Company has financed its growth principally from internally generated funds, bank borrowings, issuance of senior debt and the sale of common stock. The Company believes that these financing alternatives will continue to meet its anticipated needs.
     The Company invested $30,088,000 in capital expenditures in 1996, $23,782,000 in 1995 and $22,839,000 in 1994. In 1995, the Company acquired the institutional refrigerated potato products line of Interstate Food Processing Corp. There were no acquisitions in 1996 or 1994.

     As more fully described in Note J to the consolidated financial statements, the Company has completed four significant transactions subsequent to the end of 1996. A new bank financing was completed as noted below. Also, $125 million in senior notes were issued to various insurance company lenders. The notes mature in February, 2009 and bear interest at 7.58%. Additionally, the Company acquired Papetti's Hygrade Egg Products, Inc. and certain other related entities for total consideration of approximately $80.6 million and the assumption of $23.4 million of debt. Lastly, the merger with North Star Universal, Inc. ("NSU") was completed. As a result of the merger, the Company effectively repurchased approximately 1.8 million shares of its common stock with a discounted value of $21.25 million through the assumption of NSU net indebtedness of the same amount. The Company expects to extinguish the debt assumed in the NSU merger during the second quarter of 1997 by utilizing its borrowing capacity under the Company's unsecured line of credit.

     As of February, 1997, the Company has an unsecured line of credit for $80,000,000 from its principal banks. As of December 31, 1996, $60,700,000 was borrowed under a predecessor line of credit.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of the Company listed in the index under Item 14 hereof are filed as part of this Annual Report on Form 10-K and are incorporated by reference in this Item 8.

      Certain quarterly financial data is set forth below.

                     QUARTERLY FINANCIAL DATA (UNAUDITED)
                   (In thousands, except per share amounts)

                                                         QUARTER
                                        --------------------------------------
                                           FIRST    SECOND     THIRD    FOURTH
------------------------------------------------------------------------------
1996
Net sales ............................  $143,872  $151,678  $159,928  $160,917
Gross profit .........................    18,913    18,198    15,100     6,904
Net earnings (loss) ..................     3,278     3,277     1,325   (10,953)

Net earnings (loss) per share ........  $    .17  $    .17  $    .07  $   (.56)
Weighted average shares outstanding ..    19,353    19,389    19,396    19,408

1995
Net sales ............................  $126,692  $130,872  $136,257  $142,806
Gross profit .........................    19,943    19,951    20,014    22,067
Net earnings .........................     3,692     4,223     4,229     5,447

Net earnings per share ...............  $    .19  $    .22  $    .22  $    .28
Weighted average shares outstanding ..    19,314    19,332    19,332    19,332

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3), information is incorporated by reference
to "Election of   Directors" in the Proxy Statement of the Company to be filed with the Securities and Exchange Commission on or about April 25, 1997. For information with respect to executive officers, reference is made to Part I,
Item 1 of this Report on Form 10-K.

ITEM 11 - EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), information is incorporated by reference to "Executive Compensation" in the Proxy Statement of the Company to be filed with the Securities and Exchange Commission on or about April 25, 1997. In addition, Mark D. Witmer, Assistant Treasurer, and James D. Clarkson, President of Northern Star Co., are participants in the Severance Plan for Eligible Employees of Michael Foods, Inc. and its Subsidiaries (the "Plan"). Under the Plan, certain identified employees of Michael Foods, Inc. are entitled to severance pay upon termination of employment if such termination of employment occurs within two years following a change in control, as defined in the Plan, and such termination is due to reasons other than death, permanent disability, retirement, cause, or resignation by the employee other than for Good Reason. Good Reason is a defined term which includes, among other things, a termination by the employee due to a significant change in his responsibilities, titles or offices, a requirement that he or she move outside of his or her geographic location, a reduction in the employee's base salary or the failure of the employer to increase compensation proportionate to other similarly situated employees, the failure of the employer to maintain any benefit plan or a substantial modification in such plan which would reduce the employee's benefits, and any purported termination of employment by the Company which is not effected pursuant to a notice of termination as required under the Plan. The amount of compensation to which Mr. Clarkson would be entitled to equals two times his Annual Compensation, as defined, which generally means base compensation excluding bonuses, benefits and allowances. The Plan automatically terminates unless it is renewed by action of the Compensation Committee and the Board of Directors of the Company prior to July 1, 1997 and annually thereafter, except that the Plan will remain in effect after a change in control for at least 24 months unless otherwise terminated by the Board of Directors of the Company with the consent of 80% of the Plan participants who were Plan participants at the time of the change in control.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3), information is incorporated by reference to "Security Ownership" in the Proxy Statement of the Company to be filed with the Securities and Exchange Commission on or about April 25, 1997.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), information is incorporated by reference to "Election of Directors" and "Security Ownership" in the Proxy Statement of the Company to be filed with the Securities and Exchange Commission on or about April 25, 1997.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents filed as a part of the report:

 1.   Consolidated Financial Statements

                                                               Form 10-K
                                                            Page Reference
                                                            --------------
      Report of Independent Certified Public Accountants........   F-1

      Consolidated Balance Sheets - December 31, 1996 and 1995..   F-2

      Consolidated Statements of Operations - years ended
      December 31, 1996, 1995 and 1994..........................   F-3

      Consolidated Statements of Shareholders' Equity -
      years ended December 31, 1996, 1995 and 1994..............   F-4

      Consolidated Statements of Cash Flows - years ended
      December 31, 1996, 1995 and 1994..........................   F-5

      Notes to Consolidated Financial Statements..........F-6 through F-10

 2.   Consolidated Financial Statement Schedules

                                                            Form 10-K
      Description                                         Page Reference
      -----------                                         --------------
      Report of Independent Certified Public Accounts
      on Schedule............................................   F-11

      Schedule II - Valuation and Qualifying Accounts........   F-12

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)   Reports on Form 8-K


There were three reports filed on Form 8-K since September 30, 1996:

On December 2, 1996 Michael Foods, Inc, a Delaware corporation, announced that Richard Olson resigned from its Board of Directors. (Form 8-K filed December 5, 1996)

On December 23, 1996 Michael Foods, Inc., a Delaware corporation, and North Star Universal, Inc. issued a joint news release discussing their election to proceed with the merger of the companies based upon the receipt of a mutually acceptable opinion of certified public accountants as to the tax consequences of the transaction. (Form 8-K filed December 26, 1996)

On February 26, 1997 Michael Foods, Inc., a Delaware corporation, acquired Papetti's and completed a private placement of senior notes; on February 28, 1997 Michael Foods, Inc., a Delaware corporation, completed the transactions between it, North Star Universal, Inc. and NSU Merger Co. resulting in the merger of Michael Foods, Inc., a Delaware corporation, with North Star Universal, Inc. and completed a bank financing. (Form 8-K filed March 13, 1997)

(c)  Exhibits and Exhibit Index

Exhibit
Number    Description

2.1 Agreement and Plan of Reorganization, dated as of December 21, 1995, by and among North Star Universal, Inc., Michael Foods, Inc. and NSU Merger Co. (filed as an exhibit to the Report on Form 8-K filed by the Company on December 27, 1995 (schedules omitted -- the Registrant agrees to furnish a copy of any schedule to the Commission upon request))(1).

3.1       Amended and Restated Articles of Incorporation of the
          Company dated February 28, 1997(1).

3.2       Amended and Restated Bylaws of the Company (filed as
          Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)(1).

4.1       Form of Common Stock Certificate(1).

4.2 Form of Indenture, dated as of April 26, 1989, between the Company and National City Bank of Minneapolis, as trustee (filed as Exhibit 4.1 to Registration No. 33-26176 and incorporated herein by reference)(1).

4.3       Form of First Supplemental Indenture, dated as of
          March 16, 1992, amending the Indenture described in
          Exhibit 4.2 above (filed as Exhibit 4.2 to Registration No. 33-46418 and incorporated herein by reference)(1).

4.4       Form of Second Supplemental Indenture, dated as of
          March 16, 1995, amending the Indenture described in
          Exhibit 4.2 above (filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for
            the year ended December 31, 1994 and incorporated herein by reference)(1).

4.5 Indenture, dated as of December 1, 1986, between the Company and National City Bank of Minneapolis, as trustee, relating to $25,000,000 principal amount of Subordinated Debentures Series 87/88 (filed as Exhibit 4.1 to Registration No. 33-10558 and incorporated herein by reference)(1).

4.6 Indenture, dated as of September, 1985, between the Company and American National Bank and Trust Company, as trustee, relating to $14,000,000 principal amount of Subordinated Debentures, Series 1985 (filed as Exhibit 4 to Registration No. 2-99100 and incorporated herein by reference)(1).

10.1      * Michael Foods, Inc. 1987 Incentive Stock Option Plan and Incentive
            Stock Option Agreement (filed as Exhibit 10.15 to Michael Foods, Inc., a Delaware corporation's Registration Statement on Form S-1 Registration No. 33-12949 and incorporated herein by reference)(1).

10.2      * Michael Foods, Inc. 1987 Non-Qualified Stock Option Plan and
            Non-Qualified Stock Option Agreement (filed as Exhibit 10.16 to Michael Foods, Inc., a Delaware corporation's Registration Statement on Form S-1 Registration No. 33-12949 and incorporated herein by reference)(1).

10.3      * Form of Michael Foods, Inc. Director Stock Option Agreement (filed as Exhibit 10.25 to Michael Foods, Inc., a Delaware corporation's Registration Statement on Form S-1 Registration No. 33-12949 and incorporated herein by reference)(1).

10.4      * Retirement Compensation Agreement between Milton G. Waldbaum Company and Daniel W. Gardner, dated September 24, 1987 (filed as Exhibit
            10.40 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference)(1).

10.5 Loan Agreement and Promissory Note between Metropolitan Life Insurance Company and Michael Foods, Inc., dated December 1, 1989 (filed as Exhibit 10.43 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference)(1).

10.6      * Amendment to Michael Foods, Inc. Incentive and Non-Qualified Stock
            Option Plans, dated November 21, 1989 (filed as Exhibit 4.6 to Michael Foods, Inc., a Delaware corporation's Registration Statement on Form S-8 effective November 21, 1989, Registration No. 33-31914 and incorporated herein by reference)(1).

10.7 License Agreement between Michael Foods, Inc. and North Carolina State University, dated November 28, 1989 (filed as Exhibit 10.56 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference)(1).

10.8 Amendment dated December 18, 1996 to License Agreement between Michael Foods, Inc., a Delaware corporation, and North Carolina State University, dated November 28, 1989(1).

10.9      * Severance Plan for Eligible Employees of Michael Foods, Inc. and
            its Subsidiaries (incorporated by reference from the Michael Foods, Inc., a Delaware corporation's Form 8, Amendment No. 1 to Report on Form 10-K for the year ended December 31, 1990)(1).

10.10 First Amendment to December 1, 1989 Loan Agreement and Promissory Note between Michael Foods, Inc. and Metropolitan Life Insurance Company, dated October 14, 1992 (filed as Exhibit 10.67 to
            Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)(1).

10.11     * Amendment to the Michael Foods, Inc. Non-Qualified Stock Option
            Plan (filed as Exhibit 4.7 to the Michael Foods, Inc., a Delaware corporation's Registration Statement on Form S-8 effective June 9, 1993 Registration No. 33-64078 and incorporated by reference)(1).

10.12     * Stock Option Plan for Non-Employee Directors (filed as Exhibit 4.1 to the Michael Foods, Inc., a Delaware corporation's Registration Statement on Form S-8 effective June 9, 1993 Registration No. 33-64076 and incorporated herein by reference)(1).

10.13     * Michael Foods, Inc. 1994 Executive Incentive Plan (filed as
            Exhibit 10.76 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference)(1).

10.14     * Michael Foods, Inc. 1994 Executive Performance Stock Award Plan
            (filed as Exhibit 10.77 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31,1993 and incorporated herein by reference)(1).

10.15     * Employment Agreement between Michael Foods, Inc. and Gregg A.
            Ostrander, dated January 31, 1994 (filed as Exhibit 10.79 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference)(1).

10.16 Second Amendment to December 1, 1989 Loan Agreement and Promissory Note between Michael Foods, Inc. and Metropolitan Life Insurance Company, dated February 23, 1994 (filed as Exhibit 10.81 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference)(1).

10.17     * Michael Foods, Inc. Employee Stock Purchase Plan (filed as Exhibit
            10.88 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)(1).

10.18     * Amendment No. 1 to Employment Agreement between Michael Foods, Inc.
            and Gregg A. Ostrander, dated December 31, 1994 (filed as Exhibit
            10.89 to the Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)(1).

10.19     * Employment Agreement between Michael Foods, Inc. and Jeffrey M.
            Shapiro, dated December 31, 1994 (filed as Exhibit 10.90 to
            Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)(1).

10.20     * Employment Agreement between Michael Foods, Inc. and Norman A.
            Rodriguez, dated December 31, 1994 (filed as Exhibit 10.92 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)(1).

10.21     * Employment Agreement between Michael Foods, Inc. and James J.
            Kohler dated December 31, 1994 (filed as Exhibit 10.93 to
            Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)(1).

10.22     * Employment Agreement between Michael Foods, Inc. and Kevin O.
            Kelly, dated December 31, 1994 (filed as Exhibit 10.94 to
            Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)(1).

10.23     * Employment Agreement between Michael Foods, Inc. and John D. Reedy, dated December 31, 1994 (filed as Exhibit 10.95 to Michael
            Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)(1).

10.24    *  Michael Foods, Inc. 1994 Executive Incentive Plan, as Amended
            Effective January 1, 1995 (filed as Exhibit 10.97 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)(1).

10.25    *  Michael Foods, Inc. 1994 Executive Incentive Plan, as Amended
            Effective January 1, 1996 (filed as Exhibit 10.98 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)(1).

10.26    *  Employment Agreement between Michael Foods, Inc. and Bill L.
            Goucher, dated December 31, 1995 (filed as Exhibit 10.99 to
            Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)(1).

10.27    *  Resolution adopted by the Michael Foods, Inc. Board of Directors on
            July 27, 1995 extending the termination date of the Severance Plan for Eligible Employees of Michael Foods, Inc. and its Subsidiaries for one additional year (filed as Exhibit 10.98 to Michael Foods, Inc., a Delaware corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference)(1).

10.28    *  Amendment No. 1 to Employment Agreement between Michael Foods, Inc.
            and Jeffrey M. Shapiro, dated December 31, 1995 (filed as Exhibit
            10.101 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)(1).

10.29    *  Amendment No. 1 to Employment Agreement between Michael Foods, Inc.
            and Norman A. Rodriguez, dated December 31, 1995 (filed as Exhibit
            10.102 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)(1).

10.30    *  Amendment No. 1 to Employment Agreement between Michael Foods, Inc.
            and James J. Kohler, dated December 31, 1995 (filed as Exhibit
            10.103 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)(1).

10.31    *  Amendment No. 1 to Employment Agreement between Michael Foods, Inc.
            and Kevin O. Kelly, dated December 31, 1995 (filed as Exhibit
            10.104 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)(1).

10.32    *  Amendment No. 1 to Employment Agreement between Michael Foods, Inc.
            and John D. Reedy, dated December 31, 1995 (filed as Exhibit 10.105 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)(1).

10.33    *  Amendment No. 2 to Employment Agreement between Michael Foods, Inc.
            and Gregg A. Ostrander, dated December 31, 1995 (filed as Exhibit
            10.106 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)(1).

10.34    *  Resolution adopted by the Board of Directors on June 26, 1996, amending the Severance Plan for Eligible Employees of Michael Foods, Inc. and Subsidiaries and extending its termination date for one additional year (filed as Exhibit 10.107 to Michael Foods, Inc., a Delaware corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference)(1).

10.35 Agreement and Plan of Reorganization, and Amendment No. 1, by and among Michael Foods, Inc., M. G. Waldbaum Company and Papetti's Hygrade Egg Products, Inc., and Quaker State Farms, Inc., Papetti's of Iowa Food Products, Inc., Monark Egg

            Corporation, Egg Specialties, Inc., Papetti Foods, Inc.,
            Casa Trucking Limited Partnership, Papetti Transport Leasing Limited Partnership, and Papetti Equipment Leasing Partnership (filed as Exhibit 10.111 to Michael Foods, Inc., a Delaware corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference)(1).

10.36 Amendment No. 2, dated February 26, 1997, to Agreement and Plan of Reorganization by and among Michael Foods, Inc., a Delaware corporation, M. G. Waldbaum Company and Papetti's Hygrade Egg Products, Inc., and Quaker State Farms, Inc., Papetti's of Iowa Food Products, Inc., Monark Egg Corporation, Egg Specialties, Inc., Papetti Foods, Inc., Casa Trucking Limited Partnership, Papetti Transport Leasing Limited Partnership, and Papetti Equipment Leasing Partnership (filed as Exhibit B to Arthur J. Papetti Schedule 13D relating to Michael Foods, Inc. filed March 7, 1997 and incorporated herein by reference)(1).

10.37    *  Form of Employment Agreement between Michael Foods, Inc., a
            Delaware corporation and Arthur J. Papetti dated February 26,
            1997.

10.38 Shareholder Agreement, dated February 26, 1997, by and among Michael Foods, Inc., a Delaware corporation and Arthur N. Papetti as Representative of and attorney-in-fact for the Shareholders and Sellers Listed on Schedule I (filed as Exhibit D to Arthur J. Papetti Schedule 13D filed March 7, 1997 and incorporated herein by reference)(1).

10.39 Form of Loan Agreement dated as of February 26, 1997 between Michael Foods, Inc., a Delaware corporation and various Lenders with regard to $125,000,000 of 7.58% Senior Notes due February 26, 2009, including form of Note and Novation and Assumption Agreement(1).

10.40 Form of Amendment Agreement dated as of February 26, 1997 between Michael Foods, Inc., a Delaware corporation and Metropolitan Life Insurance Company regarding up to $50,000,000 of 9.5% Senior Notes due December 1, 1999, including form of Note and Novation and Assumption Agreement(1).

10.41 Form of Revolving Loan Agreement dated as of February 28, 1997 among Michael Foods, Inc., a Delaware corporation, the Listed Banks and Bank of America National Trust, including exhibits(1).


10.42    *  Form of Employment Agreement between Michael Foods, Inc., a Delaware corporation and Stephen Papetti dated February 26, 1997.

10.43    *  Form of Employment Agreement between Michael Foods, Inc., a Delaware corporation and Arthur N. Papetti dated February 26, 1997(1).

10.44 Lease by and between ASA Company, as Landlord and Michael Foods, Inc., a Delaware corporation as Tenant dated February 26, 1997(1).

10.45 Lease by and between Rechsteiner/Papetti, et al., as Landlord and Michael Foods, Inc., a Delaware corporation as Tenant dated February 26, 1997(1).

10.46 Lease by and between Jersey Pride Urban Renewal, as Landlord and Michael Foods, Inc., a Delaware corporation as Tenant dated February 26, 1997(1).

10.47 Lease by and between Papetti Holding Company, as Landlord and Michael Foods, Inc., a Delaware corporation as Tenant dated February 26, 1997(1).

10.48 Lease by and between Papetti Holding Company, as Landlord and Michael Foods, Inc., a Delaware corporation as Tenant dated February 26, 1997(1).

10.49 Lease by and between Papetti Holding Company, Jack Bernstein, Sherwood Weiser and Estate of David Levinson, as Landlord and Michael Foods, Inc., a Delaware corporation as Tenant dated February 26, 1997(1).

10.50 Lease by and between A & A Urban Renewal, as Landlord and Michael Foods, Inc., a Delaware corporation as Tenant dated February 26, 1997(1).

21.1        Schedule of Michael Foods, Inc. Subsidiaries

23.1        Auditors' Consent - Grant Thornton LLP

27.1        Financial Data Schedule

*    Management Contract or Compensation Plan Arrangement

(1) Incorporated by reference from the Company's Report on Form 8-K filed March 13, 1997.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     MICHAEL FOODS, INC.


Date:  March 28, 1997  By:        /s/ Gregg A. Ostrander
                                  ----------------------
                                  Gregg A. Ostrander
                                  (President and Chief Executive Officer)


Date:  March 28, 1997  By:        /s/  John D. Reedy
                                  ----------------------
                                  John D. Reedy
                                  (Vice-President-Finance, Treasurer, Chief
                                  Financial Officer and Principal Accounting
                                  Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/  Arvid C. Knudtson                March 28, 1997
----------------------
Arvid C. Knudtson
(Chairman of the Board)

/s/  Gregg A. Ostrander               March 28, 1997
-----------------------
Gregg A. Ostrander (Director,
President & Chief Executive Officer)

/s/ Maureen B. Bellantoni             March 28, 1997
-------------------------
Maureen B. Bellantoni (Director)

/s/  Miles E. Efron                   March 28, 1997
-------------------
Miles E. Efron (Director)

/s/  Richard A. Coonrod               March 28, 1997
-----------------------
Richard A. Coonrod (Director)

/s/  Joseph D. Marshburn              March 28, 1997
------------------------
Joseph D. Marshburn (Director)

/s/  Jeffrey J. Michael               March 28, 1997
-----------------------
Jeffrey J. Michael (Director)

/s/ Arthur J. Papetti                 March 28, 1997
---------------------
Arthur J. Papetti (Director)

/s/ Stephen Papetti                   March 28, 1997
-------------------
Stephen Papetti (Director)

                      Michael Foods, Inc. and Subsidiaries
              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                                   [GRANT THORNTON LETTERHEAD]

Board of Directors
Michael Foods, Inc.

We have audited the accompanying consolidated balance sheets of Michael Foods, Inc. and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michael Foods, Inc. and Subsidiaries as of December 31, 1996 and 1995 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
February 28, 1997

                      Michael Foods, Inc. and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS


DECEMBER 31,                                                            1996                 1995
ASSETS
CURRENT ASSETS
  Cash and cash equivalents ..................................  $  2,585,000         $  1,921,000
  Accounts receivable, less allowances .......................    51,394,000           40,583,000
  Inventories ................................................    58,976,000           58,845,000
  Prepaid expenses and other .................................     2,976,000            1,622,000
                                                                ------------         ------------
    Total current assets .....................................   115,931,000          102,971,000
PROPERTY, PLANT AND EQUIPMENT - AT COST
  Land .......................................................     4,110,000            4,117,000
  Buildings and improvements .................................    97,470,000           95,109,000
  Machinery and equipment ....................................   225,215,000          203,557,000
                                                                ------------         ------------
                                                                 326,795,000          302,783,000
  Less accumulated depreciation ..............................   144,556,000          118,642,000
                                                                ------------         ------------
                                                                 182,239,000          184,141,000
OTHER ASSETS
  Goodwill, net ..............................................    53,602,000           57,829,000
  Net assets held for sale ...................................     3,486,000            4,431,000
  Other ......................................................     9,401,000            9,855,000
                                                                ------------         ------------
                                                                  66,489,000           72,115,000
                                                                ------------         ------------
                                                                $364,659,000         $359,227,000
                                                                ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt .......................  $  8,410,000         $ 11,731,000
  Accounts payable ...........................................    32,146,000           27,362,000
  Accrued compensation .......................................     4,604,000            6,543,000
  Accrued insurance ..........................................     6,471,000            6,945,000
  Other accrued expenses .....................................     7,623,000            7,095,000
  Deferred income taxes ......................................             -            1,200,000
                                                                ------------         ------------
    Total current liabilities ................................    59,254,000           60,876,000
LONG-TERM DEBT, less current maturities ......................   104,491,000           89,690,000
DEFERRED INCOME TAXES ........................................    26,872,000           28,566,000
CONTINGENCIES ................................................             -                    -
SHAREHOLDERS' EQUITY
  Common stock, $.01 par value, 40,000,000 shares authorized,
    shares issued 19,459,731 in 1996 and 19,332,001 in 1995 ..       195,000              193,000
  Additional paid-in capital .................................   113,268,000          112,374,000
  Retained earnings ..........................................    60,579,000           67,528,000
                                                                ------------         ------------
    Total shareholders' equity ...............................   174,042,000          180,095,000
                                                                ------------         ------------
                                                                $364,659,000         $359,227,000
                                                                ============         ============


        The accompanying notes are an integral part of these statements.

                      Michael Foods, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF OPERATIONS




YEARS ENDED DECEMBER 31,                                      1996                    1995                   1994
                                                             ------                  ------                 ------
Net sales .....................................          $ 616,395,000           $ 536,627,000          $ 505,965,000
Cost of sales .................................            545,055,000             454,652,000            430,917,000
Product line inventory markdown................             12,225,000                       -                      -
                                                          ---------------------------------------------------------------
    Gross profit ..............................             59,115,000              81,975,000             75,048,000
Selling, general and administrative expenses ..             44,822,000              45,729,000             41,851,000
Product line asset impairment..................             10,472,000                       -                      -
                                                          ---------------------------------------------------------------
    Operating profit ..........................              3,821,000              36,246,000             33,197,000
Interest expense, net .........................              7,264,000               7,635,000              8,498,000
                                                          ---------------------------------------------------------------
    Earnings (loss) before income taxes .......             (3,443,000)             28,611,000             24,699,000
Income tax expense (benefit)...................               (370,000)             11,020,000              9,510,000
                                                          ---------------------------------------------------------------
    NET EARNINGS (LOSS)........................           $ (3,073,000)          $  17,591,000          $  15,189,000
                                                          ===============================================================
    NET EARNINGS (LOSS) PER SHARE .............           $       (.16)          $         .91          $         .79
                                                          ===============================================================
Weighted average shares outstanding ...........             19,386,000              19,328,000             19,315,000
                                                          ===============================================================



The accompanying notes are an integral part of these statements.

                      Michael Foods, Inc. and Subsidiaries
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                      COMMON STOCK         ADDITIONAL                                  TOTAL
                                     --------------         PAID-IN       RETAINED     TREASURY     SHAREHOLDERS'
                                SHARES ISSUED   AMOUNT      CAPITAL       EARNINGS      STOCK          EQUITY
                                -------------  --------   ------------   -----------  -----------   ------------
Balance at
  January 1, 1994 ..........    19,915,489     $199,000   $117,640,000   $42,475,000  $(5,311,000)  $155,003,000
  Purchase of shares
    for treasury ...........             -            -              -             -     (300,000)      (300,000)
  Net earnings .............             -            -              -    15,189,000            -     15,189,000
  Cash dividends
    ($.20 per share) .......             -            -              -    (3,863,000)           -     (3,863,000)
                                ----------     --------   ------------   -----------  -----------   ------------
Balance at
  December 31, 1994 ........    19,915,489      199,000    117,640,000    53,801,000   (5,611,000)   166,029,000
  Treasury stock retired ...      (613,912)      (6,000)    (5,605,000)            -    5,611,000              -
  Incentive plan stock
    compensation ...........        30,424            -        339,000             -            -        339,000
  Net earnings .............             -            -              -    17,591,000            -     17,591,000
  Cash dividends
    ($.20 per share) .......             -            -              -    (3,864,000)           -     (3,864,000)
                                ----------     --------   ------------   -----------  -----------   ------------
Balance at
  December 31, 1995 ........    19,332,001      193,000    112,374,000    67,528,000            -    180,095,000
  Purchase of shares .......       (13,543)           -       (500,000)            -            -       (500,000)
  Incentive plan stock
    compensation ...........        47,273        1,000        525,000             -            -        526,000
  Stock options exercised ..        94,000        1,000        869,000             -            -        870,000
  Net loss .................             -            -              -    (3,073,000)           -     (3,073,000)
  Cash dividends
    ($.20 per share) .......             -            -              -    (3,876,000)           -     (3,876,000)
                                ----------     --------   ------------   -----------  -----------   ------------
Balance at
  December 31, 1996 ........    19,459,731     $195,000  $ 113,268,000   $60,579,000  $         -   $174,042,000
                                ==========     ========    ===========   ===========  ===========   ============



The accompanying notes are an integral part of these statements.

                      Michael Foods, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS




YEARS ENDED DECEMBER 31,                                       1996                1995               1994
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings (loss) ................................    $  (3,073,000)      $  17,591,000      $  15,189,000
  Adjustments to reconcile net earnings (loss) to
     net cash provided by operating activities:
     Depreciation ....................................       24,732,000          22,461,000         21,616,000
     Amortization ....................................        1,944,000           1,575,000          1,633,000
     Deferred income taxes ...........................       (2,894,000)          5,241,000          6,095,000
     Product line disposal, impairment and
         inventory markdowns..........................       22,697,000                   -        (11,345,000)
     Incentive plan stock compensation ...............          526,000             339,000                  -
     Cash provided from changes in working capital
        employed, net of effect of product line
        disposal, impairment and inventory markdowns:
        Accounts receivable ..........................      (10,811,000)        (3,961,000)        (3,535,000)
        Inventories ..................................      (12,356,000)        (4,214,000)        (5,493,000)
        Prepaid expenses and other ...................       (1,354,000)          (531,000)           188,000
        Accounts payable .............................        4,784,000          1,002,000          5,824,000
        Accrued expenses .............................       (2,385,000)         1,456,000          1,706,000
                                                         -----------------------------------------------------
          Total adjustments ..........................       24,883,000         23,368,000         16,689,000
                                                         -----------------------------------------------------
Net cash provided by operating activities ............       21,810,000         40,959,000         31,878,000
Cash flows from investing activities:
  Capital expenditures ...............................      (30,088,000)       (23,782,000)       (22,839,000)
  Sale of net assets held for sale ...................          754,000            889,000          1,786,000
  Business acquisition and other assets ..............          214,000        (15,419,000)        (1,840,000)
                                                         -----------------------------------------------------
Net cash used in investing activities ................      (29,120,000)       (38,312,000)       (22,893,000)
Cash flows from financing activities:
  Payments on notes payable and long-term debt .......     (146,934,000)      (100,806,000)      (100,604,000)
  Proceeds from notes payable and long-term debt .....      158,414,000        102,303,000         97,200,000
  Repurchase of shares ...............................         (500,000)                 -           (300,000)
  Proceeds from issuance of common stock .............          870,000                  -                  -
  Cash dividends .....................................       (3,876,000)        (3,864,000)        (3,863,000)
                                                         -----------------------------------------------------
Net cash provided by (used in) financing activities ..        7,974,000         (2,367,000)        (7,567,000)
                                                         -----------------------------------------------------
Net increase in cash and cash equivalents ............          664,000            280,000          1,418,000
Cash and cash equivalents at beginning of year .......        1,921,000          1,641,000            223,000
                                                         -----------------------------------------------------
Cash and cash equivalents at end of year .............     $  2,585,000       $  1,921,000       $  1,641,000
                                                         =====================================================
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest.........................................     $  7,810,000       $  8,183,000       $  8,853,000
     Income taxes ....................................        2,953,000          6,363,000          4,432,000


The accompanying notes are an integral part of these statements.

                      Michael Foods, Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A
SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES
Michael Foods, Inc. (the "Company") is a holding company which, through its operating subsidiaries, is engaged in the food processing and distribution business primarily throughout the United States. Principal products, as a percent of 1996 sales before the elimination of intercompany sales of 6%, are egg products 43%, refrigerated distribution 34%, fresh and frozen potato products 14%, ice milk mix, ice cream mix and milk 15%.
     At December 31, 1996, North Star Universal, Inc. ("NSU") held 7,354,950 shares of the issued and outstanding common stock of the Company or 38.0%. Certain directors of the Company were also officers and directors of NSU prior to the merger completed in February, 1997 (see Note J).

Principles of Consolidation and Fiscal Year:
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated. The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Saturday nearest to December 31. For clarity of presentation, the Company has described all periods as if the year end is December 31.

Cash and Cash Equivalents:
The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents.

Inventories:
Inventories other than flocks, raw potatoes, and potato products are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful life of generally 1 to 2 years assuming no salvage value. Raw potatoes and potato products are stated at the lower of average cost for the year in which produced or at market.

Inventories consist of the following:


             DECEMBER 31,                         1996         1995
             ------------------------------------------------------
             Raw materials and supplies .. $11,065,000  $16,597,000
             Work in process and
                  finished goods .........  21,235,000   19,848,000
             Flocks ......................  26,676,000   22,400,000
                                           ------------------------
                                           $58,976,000  $58,845,000
                                           ========================

Property, Plant and Equipment:
Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on the straight-line basis. Estimated service lives range from 10-40 years for buildings and improvements and 3-10 years for machinery and equipment. Accelerated and straight-line methods are used for income tax purposes.
     The Company capitalized approximately $743,000, $172,000 and $304,000 of interest costs during 1996, 1995 and 1994 relating to the construction and installation of property, plant and equipment.

Goodwill:
The Company's acquisitions were accounted for as purchases and the excess of the total acquisition cost over the fair value of the net assets acquired was recorded as goodwill. Currently, goodwill is amortized on the straight-line basis over 40 years. Accumulated amortization was $10,184,000 and $9,415,000 at December 31, 1996 and 1995. The Company maintains separate financial records for each of its acquired entities and performs periodic strategic and long-range planning for each entity. The Company evaluates its goodwill annually to determine potential impairment by comparing the carrying value to the undiscounted future cash flows of the related assets. The Company modifies the life or adjusts the value of a subsidiary's goodwill if an impairment is identified (see Note B).

Stock-Based Compensation:
The Company utilizes the intrinsic value method of accounting for its stock-based employee compensation plans. Pro forma information related to the fair value based method of accounting is contained in Note H.

Use of Estimates:
In the preparation of the Company's consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

Net Earnings (Loss) Per Share:
Net earnings (loss) per share is based upon the weighted average common shares outstanding and common share equivalents, when dilutive.

Reclassifications:
Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

                     Michael Foods, Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE B

PRODUCT LINE ASSET IMPAIRMENT

FROZEN FRENCH FRY PRODUCT LINE:
The Company's frozen french fry product line experienced significant profit margin and volume declines during the second half of 1996. Continued projected losses for this product line resulted in the evaluation by management that this product line's long-lived assets had incurred an impairment of the assets' carrying cost. In December, 1996 management recorded an impairment loss of $9,172,000 to eliminate goodwill directly attributable to this product line and to reduce the carrying value of the remaining long-lived assets to their estimated fair market value. Management estimated fair market value based upon the projected future cash flows of these assets. In addition, the Company recorded a fourth quarter 1996 markdown of $12,225,000 to reduce its frozen french fry product line inventory to the lower of cost or market. This adjustment also reduced the product line's raw potato costs, that are estimated to be in excess of the Company's production plans, to estimated net realizable value. Subsequent to year end, the Company decided to dispose of this product line, which management expects to complete during 1997.

The Company has a raw potato supply contract to purchase 3.5 million hundred weight of potatoes in the 1997 and 1998 crop years, which is in excess of the requirements of the refrigerated potato product lines. Management believes it will be able to successfully re-negotiate this supply contract or sell any excess potatoes. However, there can be no assurance that the Company will be able to satisfy its commitments under the potato contract without incurring a further loss. Furthermore, the Company may be unable to realize the remaining estimated fair value of the frozen french fry product line assets.

The approximate revenues and expenses directly associated with this frozen french fry product line for each of the years 1996, 1995 and 1994 were as follows: net sales were $26,908,000, $34,718,000 and $37,173,000; cost of sales were $28,572,000, $32,867,000 and $31,313,000; and selling, general and administrative expenses were $2,987,000, $3,961,000 and $4,100,000.
Therefore, the Company recorded pre-tax earnings (loss) directly attributable to the product line of $(4,651,000) in 1996, $(2,110,000) in 1995 and $1,760,000
in 1994. In addition, in 1996 the Company recorded a product line inventory markdown of $12,225,000 as a component of cost of sales, and a product line asset impairment of $9,172,000 as a component of selling, general and administrative expenses.

CONSTRUCTION PROJECT IMPAIRMENT:
The Company recorded an impairment loss of $1,300,000 related to management's decision to abandon completion of a building. This building was originally intended for use in the Company's refrigerated distribution business; however, management has determined that it is not consistent with the current needs of the business. The Company has included this loss in the caption "Product line asset impairment" in the statement of operations and classified the estimated fair value of this building in "Net assets held for sale" at December 31, 1996.


NOTE C
NET ASSETS HELD FOR SALE
In the fourth quarter of 1993 the Company disposed of a product line which produced reduced cholesterol liquid whole eggs and restructured certain of its other operations. As a result of these actions the Company recorded net assets held for sale of $11,939,000 at December 31, 1993. Certain of the net assets held for sale were disposed of during 1994 through 1996. Various egg operating assets continue to be held for sale, together with the construction project described in Note B, which have aggregate estimated fair values of $3,486,000 at December 31, 1996.

NOTE D
LONG-TERM DEBT
Long-term debt consists of:


       DECEMBER 31,                       1996          1995
                                         ------        ------
       Revolving line of
         credit (a) ..............  $  60,700,000 $  42,500,000
       9.5% senior promissory
         note (b) ................     26,000,000    32,000,000
       9.85% senior promissory
         notes (c) ...............     11,600,000    14,400,000
       10.4% senior promissory
         notes (d) ...............      7,500,000    10,000,000
       Other......................      7,101,000     2,521,000
                                     --------------------------
                                      112,901,000   101,421,000
       Less current maturities....      8,410,000    11,731,000
                                     --------------------------
                                    $ 104,491,000 $  89,690,000
                                     ==========================

     Aggregate minimum annual principal payments of long-term debt maturing in years subsequent to December 31, 1996, which were adjusted to reflect the contractual maturities of the new debt described in Note J, are as follows:


YEAR ENDING DECEMBER 31,           AMOUNT
-----------------------------------------
1997 ...................     $  8,410,000
1998 ...................        8,298,000
1999 ...................       10,308,000
2000 ...................          312,000
2001 ...................          301,000
Thereafter .............       85,272,000
                             ------------
                             $112,901,000
                             ============

(a) The Company had an unsecured revolving line of credit with its principal banks for $65,000,000 with interest at the principal banks' reference rate, or alternative variable rates, at the Company's option. At December 31, 1996, the Company had $3,700,000 outstanding at a reference rate of 8.25% and $57,000,000 outstanding at an average variable rate of 5.9%. This revolving line of credit was scheduled to mature on March 31, 1997. It was retired and a new revolving line of credit was established in February, 1997 (see Note J).
(b) The 9.5% senior promissory note is due in varying semi-annual installments of $4,000,000 to $5,000,000 from June, 1997 through December, 1999. Interest is payable semi-annually. The note is unsecured and contains certain restrictive covenants, the most significant of which are: minimum net worth requirements, limitations on additional indebtedness and liens, minimum interest coverage and limitations on a change in control of the Company.
(c) The 9.85% senior promissory notes which were unsecured were retired in February, 1997 (see Note J).
(d) The 10.4% senior promissory notes which were unsecured were retired in February, 1997 (see Note J).

     Management believes the fair value of long-term debt approximates its carrying value in all material respects, based upon rates currently available to the Company.

                     Michael Foods, Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE E
INCOME TAXES
The provision for income taxes consists of the following:

YEARS ENDED
DECEMBER 31,                                       1996        1995       1994
-------------------------------------------------------------------------------
Current
     Federal ............................    $2,013,000  $ 4,893,000  $2,888,000
     State ..............................       511,000      886,000     527,000
                                             -----------------------------------
                                              2,524,000    5,779,000   3,415,000
Deferred
     Federal ............................    (2,621,000)   4,804,000   5,510,000
     State ..............................      (273,000)     437,000     585,000
                                             -----------------------------------
                                             (2,894,000)   5,241,000   6,095,000
                                             -----------------------------------
                                             $ (370,000) $11,020,000  $9,510,000
                                             ===================================

        Deferred income taxes arise from temporary differences between financial and tax reporting. The tax effects of the cumulative temporary differences resulting in the deferred tax liabilities are as follows:

DECEMBER 31,                                           1996             1995
----------------------------------------------------------------------------
Depreciation ............................       $31,035,000      $32,831,000
Farm inventory
     accounting .........................         5,312,000        4,516,000
Inventory writedowns.....................        (4,550,000)              --
Other....................................        (4,925,000)      (7,581,000)
                                                ----------------------------
                                                $26,872,000      $29,766,000
                                                ============================


        The following is a reconciliation of the Federal statutory income tax rate to the consolidated effective tax rate:

YEARS ENDED DECEMBER 31,                          1996      1995     1994
-------------------------------------------------------------------------
Federal statutory rate ..................        (35.0)%    35.0%    35.0%
State tax effect ........................         (3.4)      3.0      2.9
Goodwill ................................         40.0       1.7      2.0
Other....................................        (12.3)     (1.2)    (1.4)
                                                 ------------------------
                                                 (10.7)%    38.5%    38.5%
                                                 ========================

NOTE F
EMPLOYEE RETIREMENT PLANS
Full-time employees of the Company who meet service requirements are eligible to participate in a defined contribution employee retirement plan. The Company will match up to 4% of each participant's eligible compensation. Contributions of $1,488,000, $1,312,000 and $1,256,000 were charged to operations for the years ended December 31, 1996, 1995 and 1994.

NOTE G
CONTINGENCIES
Patent Litigation:
The Company has an exclusive license agreement for the production and sale of extended shelf-life liquid egg products. Under the terms of this license agreement the Company has the right to defend and prosecute infringement of the patents which are the basis of the exclusive license agreement. The Company can offset up to 50% of the required royalty payments under the agreement with costs associated with the legal defense of the licensed patents. To the extent defense costs exceed the required royalty payments, the agreement permits the Company to defer the excess costs and apply them to future royalty payments. At December 31, 1996 and 1995, the Company had prepaid royalty payments, of approximately $7,923,000 and $8,300,000 included in other assets related to the defense of its licensed patent rights against several infringing parties.
     In connection with the February 26, 1997 acquisition of Papetti's Hygrade Egg Products, Inc. and certain other related entities (collectively "Papetti's") (see Note J), who was a defendant in one of the patent infringement cases described above, a settlement of $6,000,000 was received by the Company. Under the terms of its license agreement the Company was required to apply this settlement as a reduction of its prepaid royalty payments. During 1996, the Company was informed by the U.S. Patent and Trademark Office that a patent examiner rejected the claims under the four process patents which are the subject of the license agreement. Management is appealing the decision of the examiner and believes the validity of the patents will ultimately be upheld. During the appeal process, the patents remain valid and in full force and effect. There can be no assurance that the Company will be able to fully recover its prepaid royalty payments. If the patents are ultimately denied, the Company, would continue to produce and market the products currently subject to the license agreement without incurring royalty cost.

Product Litigation:
In the fall of 1994, a customer of the Company recalled product which was potentially contaminated and is settling claims with consumers who became ill after eating the product. The customer has filed a suit, whereby the Company is a co-defendant with other companies alleged to have supplied contaminated product to the customer's plant. The customer is seeking damages for losses incurred, as well as alleged loss of past and future profits. Management and its counsel believe the Company has substantial defenses to the allegations and believe it is unlikely the Company will incur a loss from this claim materially in excess of its insurance coverage.

Other Litigation:
The Company is also engaged in routine litigation incidental to its business, which management believes will not have a material effect upon its consolidated financial position, liquidity or results of operations.

                     Michael Foods, Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H
SHAREHOLDERS' EQUITY
Capital Stock:
As a result of the merger with NSU (see Note J), the Company's articles of incorporation provide that the authorized capital stock consists of 50,000,000 shares: 40,000,000 shares of $.01 par value common stock and 10,000,000 shares of undesignated stock, which are issuable by the Board of Directors. The Board of Directors also has the authority to determine voting, conversion and other rights of the undesignated stock when issued.

Share Repurchases:
In December, 1995, the Company's Board of Directors authorized the retirement of all 613,912 shares of treasury stock. During 1996 and 1994, the Company purchased 13,543 and 14,562 shares of its common stock for $500,000 and $300,000 related to put agreements issued in certain business acquisitions.

Stock Option and Incentive Plans:
The Company has two non-qualified stock option plans. The officer and key employee plan has 2,048,500 shares reserved for grants and was adopted in 1987. The other plan, for non-employee members of the Board of Directors, has 150,000 total shares reserved for grants and was adopted in 1992. The exercise price of the options granted is typically the fair market value at the date of grant. The ten-year options are generally not exercisable in the first year and vest ratably over the first five years.
     Option transactions under the two plans during each of the three years ended December 31, are summarized as follows:

                                                             WEIGHTED
                                            NUMBER OF         AVERAGE
                                               SHARES  EXERCISE PRICE
                                            -------------------------
Outstanding at
  January 1, 1994                           1,724,980          $10.77
Granted . . . . . . . . . . . . . . . . .      64,000           10.14
Canceled. . . . . . . . . . . . . . . . .     (16,503)          12.37
                                            -------------------------
Outstanding at
  December 31, 1994 . . . . . . . . . . .   1,772,477           10.73
Granted . . . . . . . . . . . . . . . . .     176,000           10.71
Canceled. . . . . . . . . . . . . . . . .     (17,461)          10.83
                                            -------------------------
Outstanding at
  December 31, 1995 . . . . . . . . . . .   1,931,016           10.73
Granted . . . . . . . . . . . . . . . . .     149,620           11.74
Exercised . . . . . . . . . . . . . . . .     (94,000)           7.52
Canceled. . . . . . . . . . . . . . . . .     (33,860)          13.67
                                            -------------------------
Outstanding at
  December 31, 1996 . . . . . . . . . . .   1,952,776          $10.91
                                            =========================

Options exercisable at December 31:
  1994. . . . . . . . . . . . . . . . . .   1,514,661          $10.70
                                            =========================
  1995. . . . . . . . . . . . . . . . . .   1,599,226          $10.74
                                            =========================
  1996. . . . . . . . . . . . . . . . . .   1,574,304          $10.91
                                            =========================


        The following tables summarize information concerning currently outstanding and exercisable stock options:


                              OPTIONS OUTSTANDING

                                  WEIGHTED AVERAGE
       RANGE OF       NUMBER             REMAINING   WEIGHTED AVERAGE
EXERCISE PRICES  OUTSTANDING      CONTRACTUAL LIFE     EXERCISE PRICE
---------------------------------------------------------------------
   $ 7.11-10.67      973,743             4.6 years             $ 8.80
    10.92-15.13      852,570             5.5 years              12.33
    17.83-18.88      126,463             4.4 years              17.97
                   ---------
                   1,952,776
                   =========

















                              OPTIONS EXERCISABLE

RANGE OF                        NUMBER          WEIGHTED AVERAGE
EXERCISE PRICES            EXERCISABLE            EXERCISE PRICE
----------------------------------------------------------------
$  7.11-10.67                  797,543                    $ 8.56
  10.92-15.13                  650,450                     12.42
  17.83-18.88                  126,311                     17.97
                             ---------
                             1,574,304
                             =========


     The impact of applying the fair value method of accounting for stock based compensation on a pro forma basis to the Company's 1996 and 1995 net earnings
(loss) was not material. However, the impact on net earnings (loss) may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The weighted average fair value of options granted in 1996 and 1995 were $4.20 per share and $4.23 per share computed by applying the following weighted average assumptions to the binomial options pricing model: dividend yield of 2%; risk-free rate of return of 6.6%; volatility of 31.4%; and an average term of 7 years.
     The Company has an incentive stock award plan for officers. Under this plan the Company issued $526,000 and $339,000 of common stock to its officers in 1996 and 1995.

NOTE I
CONCENTRATIONS
Sales to one customer accounted for 12%, 11% and 10% of consolidated net sales in 1996, 1995 and 1994.

                     Michael Foods, Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J
SIGNIFICANT SUBSEQUENT EVENTS
New Financing Arrangements:
In February, 1997, the Company issued senior notes in the principal amount of $125,000,000 to finance the cash portion of the acquisition price of Papetti's, described below, to retire certain Company long-term debt, and to refinance all or a portion of the debt assumed in both the Papetti's acquisition and the NSU merger, described below. Interest at the rate of 7.58% is due semi-annually. Mandatory principal repayments are required in five equal annual payments beginning in the year 2005. The notes are unsecured and contain restrictive covenants, the most significant of which involve: minimum net worth, interest coverage, limitations on additional borrowings and changes in control of the Company.
     In February, 1997, the Company obtained a new $80,000,000 unsecured revolving line of credit with its principal banks. The revolving line of credit will mature in February, 2002, bears interest at the banks' reference rate or at Eurodollar rates as defined, at the Company's option, and contains restrictive financial covenants similar to those described in the preceding paragraph. Proceeds from this revolving line of credit were used to retire the outstanding balance of the revolving line described in Note D and to assist with completing the transactions described below.

Acquisition of Papetti's and Merger with North Star Universal, Inc.:
On February 26, 1997, the Company completed the acquisition of Papetti's. The acquisition will be accounted for as a purchase. Total consideration of approximately $80,600,000, together with the assumption of $23,400,000 of notes payable and long-term debt, was delivered through the issuance of 3,195,455 of newly issued common shares, with a preliminary fair value of $37,700,000, and $42,900,000 in cash. The Company entered into leases with the previous owners of Papetti's for the majority of Papetti's operating facilities. The total annual related party rental commitment under these leases is approximately $2,100,000 through March, 2007. In addition, at the time of the acquisition, existing patent litigation between Papetti's, the Company and the patent licensor was settled, with the Company receiving $6,000,000 (see Note G).
     On February 28, 1997, the Company merged into NSU and immediately distributed NSU's subsidiary, ENStar Inc. ("ENStar"), in a tax-free distribution to the former shareholders of NSU. At the time of the merger, NSU changed its name to Michael Foods, Inc. and the management and operations of the continuing entity are those of the Company. The merger will be accounted for as a reverse acquisition utilizing the purchase method of accounting. The effect of the merger is that NSU delivered approximately $21,250,000 of net subordinated indebtedness together with 1,782,961 shares of Michael common stock of approximately equal value, which the Company effectively retired in the form of a treasury stock redemption. The Company will use the proceeds of the above borrowings to extinguish the subordinated debentures as soon as practical. As a condition to the merger, ENStar has indemnified the Company against any and all liabilities which related to the operations of NSU prior to this merger, including the tax-free distribution of ENStar.

Unaudited Pro Forma Financial Information
The following table presents preliminary unaudited consolidated pro forma balance sheet data as of December 31, 1996, giving effect to the preceding subsequent events as if they had occurred on that date.

Current assets                         $177,432,000
Property, plant and equipment, net      215,236,000
Goodwill                                108,638,000
Other assets                              8,138,000
                                       ------------
                                       $509,444,000
                                       ============

Current liabilities                    $ 97,111,000
Long-term debt                          196,491,000
Other long-term obligations              27,672,000
Shareholders' equity                    188,170,000
                                       ------------
                                       $509,444,000
                                       ============

     The following preliminary unaudited consolidated pro forma statement of operations information utilizes the audited information for the Company and unaudited information for Papetti's for the period from January 1, 1996 through December 31, 1996. The pro forma data assumes the Papetti's acquisition, the merger with NSU and the borrowings described above had occurred on January 1, 1996. The unaudited pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition, merger and the borrowings occurred on that date, nor is it indicative of the results that may occur in the future.

Net sales                   $982,532,000
Operating profit              13,561,000
Loss before income tax          (230,000)
Net loss                      (1,146,000)

Net loss per share          $       (.06)

Report of Independent Certified Public Accountants on Schedule


Board of Directors
Michael Foods, Inc.


In connection with our audits of the consolidated financial statements of Michael Foods, Inc. and Subsidiaries referred to in our report dated February 28, 1997, we have also audited Schedule II for each of the three years in the period ended December 31, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                            /s/GRANT THORNTON LLP


Minneapolis, Minnesota
February 28, 1997

                                                                     SCHEDULE II

                      MICHAEL FOODS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS



      Col. A                Col. B                           Col. C                           Col. D                Col. E
-------------------------------------------------------------------------------------------------------------------------------
                                                           Additions
                                           ---------------------------------------
                                                   (1)                   (2)
                          Balance at        Charged to Costs      Charges to Other      Deductions-Describe    Balance at End of
    Description      Beginning of Period      and Expenses        Accounts-Describe             (a)                  Period
-------------------------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 1994:

Allowance for
  Doubtful Accounts         $883,000              $314,000                    $0              $502,000              $695,000

For the Year Ended
  December 31, 1995:

Allowance for
  Doubtful Accounts         $695,000              $446,000                    $0              $358,000              $783,000

For the Year Ended
  December 31, 1996:

Allowance for
  Doubtful Accounts         $783,000              $409,000                    $0              $294,000              $898,000

------------------
(a)  Write-offs of accounts deemed uncollectible

EXHIBIT INDEX


Exhibit Number                                                       Page Number


10.37 Form of Employment Agreement between Michael Foods, Inc., a Delaware corporation and Arthur J. Papetti, dated February 26, 1997.

10.42 Form of Employment Agreement between Michael Foods, Inc., a Delaware corporation and Stephen Papetti dated February 26, 1997.

21.1        Schedule of Michael Foods, Inc. Subsidiaries

23.1        Auditors' Consent - Grant Thornton LLP

27.1        Financial Data Schedule