Form 10-Q
period 1997-03-31
MICHAEL FOODS INC /MN
filed 1997-05-13
CIK 768158

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the quarterly period ended  March 31, 1997
                                --------------

                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------     -------------------

Commission File Number:  0-15638
                       -----------

                             MICHAEL FOODS, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



        Minnesota                                       41-0498850
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Suite 324, Park National Bank Building
5353 Wayzata Boulevard
Minneapolis, MN                                               55416
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)

                               (612) 546-1500
--------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [ X ]Yes [   ]No

     The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of May 9, 1997 was 21,278,264 shares.

                       PART I - FINANCIAL INFORMATION

                    MICHAEL FOODS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                                    March 31,               December 31,
ASSETS                                                                1997                      1996
------                                                            ------------              ------------
CURRENT ASSETS
 Cash and cash equivalents                                        $ 10,127,000              $  2,585,000
 Accounts receivable, less allowances                               98,496,000                51,394,000
 Inventories                                                        65,036,000                58,976,000
 Prepaid expenses and other                                          4,001,000                 2,976,000
                                                                  ------------              ------------
   Total current assets                                            177,660,000               115,931,000

PROPERTY, PLANT AND EQUIPMENT-AT COST
 Land                                                                4,208,000                 4,110,000
 Buildings and improvements                                        102,867,000                97,470,000
 Machinery and equipment                                           257,330,000               225,215,000
                                                                  ------------              ------------
                                                                   364,405,000               326,795,000
 Less accumulated depreciation                                     150,428,000               144,556,000
                                                                  ------------              ------------
                                                                   213,977,000               182,239,000

OTHER ASSETS
 Goodwill, net                                                     116,533,000                53,602,000
 Other                                                               7,281,000                12,887,000
                                                                  ------------              ------------
                                                                   123,814,000                66,489,000
                                                                  ------------              ------------
                                                                  $515,451,000              $364,659,000
                                                                  ============              ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
 Current maturities of long-term debt                             $  8,676,000              $  8,410,000
 Accounts payable                                                   46,607,000                28,412,000
 Accrued compensation                                                4,272,000                 4,604,000
 Accrued insurance                                                   6,347,000                 6,471,000
 Other accrued expenses                                             27,125,000                11,357,000
                                                                  ------------              ------------
   Total current liabilities                                        93,027,000                59,254,000

LONG-TERM DEBT, less current maturities                            196,726,000               104,491,000
DEFERRED INCOME TAXES                                               31,829,000                26,872,000
CONTINGENCIES                                                               --                        --

SHAREHOLDERS' EQUITY
 Common stock, $.01 par value, 40,000,000 shares authorized, shares issued 21,042,322 at March 31, 1997 and 19,459,731 at
  December 31, 1996                                                    210,000                   195,000
 Additional paid-in capital                                        130,091,000               113,268,000
 Retained earnings                                                  63,568,000                60,579,000
                                                                  ------------              ------------
                                                                   193,869,000               174,042,000
                                                                  ------------              ------------
                                                                  $515,451,000              $364,659,000
                                                                  ============              ============


See accompanying notes to condensed consolidated financial statements.

                     MICHAEL FOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                   Three Months Ended March 31, (Unaudited)

                                                  1997          1996
                                              ------------  ------------
Net sales                                     $195,418,000  $143,872,000

Cost of sales                                  171,689,000   124,959,000
                                              ------------  ------------

    Gross profit                                23,729,000    18,913,000

Selling, general and administrative expenses    14,669,000    11,525,000
                                              ------------  ------------

    Operating profit                             9,060,000     7,388,000

Other expense
  Interest expense, net                          2,278,000     1,920,000
                                              ------------  ------------

    Earnings before income taxes                 6,782,000     5,468,000

Income tax expense                               2,820,000     2,190,000
                                              ------------  ------------

    NET EARNINGS                              $  3,962,000  $  3,278,000
                                              ============  ============

    NET EARNINGS PER SHARE                    $        .20  $        .17
                                              ============  ============

    DIVIDENDS PER SHARE                       $        .05  $        .05
                                              ============  ============

Weighted average shares outstanding             20,091,000    19,353,000
                                              ============  ============


See accompanying notes to condensed consolidated financial statements.

                     MICHAEL FOODS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, (Unaudited)

                                                                    1997           1996
                                                                ------------   ------------
Net cash provided by operating activities                       $  8,487,000   $  3,435,000

Cash flows from investing activities:
 Capital expenditures                                             (6,629,000)    (6,265,000)
 Business acquisitions, net of cash acquired, and other assets   (43,322,000)       875,000
                                                                ------------   ------------

Net cash used in investing activities                            (49,951,000)    (5,390,000)

Cash flows from financing activities:
 Payments on notes payable and long-term debt                   (118,434,000)   (30,295,000)
 Proceeds from notes payable and long-term debt                  166,706,000     31,700,000
 Proceeds from issuance of common stock                            1,707,000              -
 Cash dividends                                                     (973,000)      (967,000)
                                                                ------------   ------------

Net cash provided by financing activities                         49,006,000        438,000
                                                                ------------   ------------

Net increase (decrease) in cash and cash equivalents               7,542,000     (1,517,000)

Cash and cash equivalents at beginning of year                     2,585,000      1,921,000
                                                                ------------   ------------

Cash and cash equivalents at end of period                      $ 10,127,000   $    404,000
                                                                ============   ============


NON-CASH INVESTING AND FINANCING TRANSACTIONS
Acquisition:
 Cash paid, net of cash acquired                                $ 42,720,000
 Stock issued                                                     38,859,000
 Fair value of assets acquired                                   (86,334,000)
 Liabilities assumed                                              68,223,000
                                                                ------------
 Purchase price in excess of net assets acquired                $ 63,468,000
                                                                ============

In connection with the merger with North Star Universal, Inc., Michael Foods, Inc.  (the "Company") assumed
$21,250,000 of net indebtedness and effectively repurchased 1,782,961 share Inc., of its common stock (see note D).

See accompanying notes to condensed consolidated financial statements.

                     MICHAEL FOODS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
                                 (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

The Company utilizes a fiscal year consisting of either 52 or 53 weeks, ending on the Saturday nearest to December 31 each year. The quarters ended March 31, 1997 and March 31, 1996 each include thirteen weeks of operations. For clarity of presentation, the Company has described all periods presented as if the quarter ended on March 31.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1997 and the results of operations and cash flows for the three month periods ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results for the full year.

NOTE B - NEW ACCOUNTING PRONOUNCEMENT

The FASB has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for periods ended after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share disclosure and requires presentation of basic and diluted earnings per share, together with disclosure of how the per share amounts were computed. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The pro forma effect of adopting the new standard would not have an impact on the reported net earnings per share for the three month periods ended March 31, 1997 and 1996 for both basic and diluted earnings per share.

NOTE C - INVENTORIES

Inventories other than flocks, raw potatoes, and potato products are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful life of generally one to two years, assuming no salvage value. Raw potatoes and potato products are stated at the lower of average cost for the year in which produced or at market. Inventories consist of the following:

                                         March 31,      December 31,
                                            1997            1996
                                        -----------     -----------
Raw materials and supplies              $15,376,000     $11,065,000
Finished goods                           28,731,000      21,235,000
Flocks                                   20,929,000      26,676,000
                                        -----------     -----------
                                        $65,036,000     $58,976,000
                                        ===========     ===========

                     MICHAEL FOODS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
================================================================================
                                 (Unaudited)

NOTE D - ACQUISITION OF PAPETTI'S AND MERGER WITH NORTH STAR UNIVERSAL

On February 26, 1997, the Company completed the acquisition of Papetti's Hygrade Egg Products, Inc. and affiliated entities (collectively "Papetti's"). The acquisition has been accounted for as a purchase. Total consideration of $83,174,000, together with the assumption of $22,825,000 of notes payable and long-term debt, was delivered through the issuance of 3,195,455 shares of newly issued common stock valued at $38,859,000, and $44,315,000 in cash and closing costs. The total consideration delivered exceeded the fair value of the net assets acquired by $63,468,000, which has been recorded as goodwill and will be amortized on a straight line basis over 40 years. The Papetti's results of operations have been included in the Company's operating results since the date of acquisition.

On February 28, 1997, Michael Foods, Inc., a Delaware corporation, merged into North Star Universal, Inc. ("NSU") with NSU immediately distributing NSU's subsidiary, ENStar Inc., in a tax-free distribution to the former shareholders of NSU. At the time of the merger, NSU changed its name to Michael Foods, Inc. and the management and operations of the continuing entity are those of the Company. The merger has been accounted for as a reverse acquisition utilizing the purchase method of accounting. The effect of the merger is that the Company assumed $21,250,000 of net subordinated indebtedness and effectively retired 1,782,961 shares of the Company's common stock of approximately equal value.

The following unaudited pro forma statement of earnings information has been prepared assuming the Papetti's acquisition, the merger with NSU and the refinancing of the Company's debt described in Note E had occurred on January 1, 1997 and 1996:


For the three months ended March 31,             1997             1996
----------------------------------------------------------------------------
Net sales                                    $244,013,000     $224,359,000
Net earnings                                 $  4,515,000     $  2,642,000
Net earnings per share                       $        .22     $        .13
                                             ============     ============

Weighted average shares outstanding            20,940,000       20,765,000
                                             ============     ============

This unaudited pro forma information is not necessarily indicative of the combined results of operations that would have occurred had the acquisition, merger and refinancing occurred on the respective dates, nor are they indicative of the results which may occur in the future.

NOTE E - LONG-TERM DEBT

In February, 1997, the Company issued senior notes in the principal amount of $125,000,000 to finance the cash portion of the acquisition of Papetti's, to retire certain Company debt, and to refinance all or a portion of the debt assumed in the Papetti's acquisition and the NSU merger. The senior notes bear interest at 7.58% and are due in five equal annual payments beginning in 2005. In addition, the Company also obtained a new $80,000,000 unsecured revolving line of credit with its principal banks. The revolving line of credit will mature in February, 2002 and bears interest at the banks' reference rate, or at Eurodollar rates as defined, at the Company's option. Proceeds from the revolving line of credit were used to retire the outstanding balance of the preexisting line of credit and to assist with completing the acquisition of Papetti's and the merger with NSU. At March 31, 1997, the Company had $56,500,000 available under this revolving line of credit.

                     MICHAEL FOODS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
================================================================================
                                 (Unaudited)

NOTE F - CONTINGENCIES

Use of Estimates
In preparation of the Company's consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

Patent Litigation
The Company has an exclusive license agreement for the production and sale of extended shelf-life liquid egg products. Under the terms of this license agreement the Company has the right to defend and prosecute infringement of the patents which are the basis of the exclusive license agreement. The Company can offset up to 50% of the required royalty payments under the agreement with costs associated with the legal defense of the licensed patents. To the extent defense costs exceed the required royalty payments, the agreement permits the Company to defer the excess costs and apply them to future royalty payments.
At March 31, 1997 and December 31, 1996, the Company had prepaid royalty payments of approximately $1,719,000 and $7,923,000 included in other assets related to the defense of its licensed patent rights against several infringing parties. In connection with the February 26, 1997 acquisition of Papetti's, which was a defendant in one of these patent infringement cases, a settlement of $6,000,000 was received by the Company. Under the terms of its license agreement, the Company was required to apply this settlement as a reduction of its prepaid royalty payments.

During 1996, the Company was informed by the U.S. Patent and Trademark Office that a patent examiner rejected the claims under the four process patents which are the subject of the license agreement. The Company and the holder of the patents are appealing the decision of the examiner and the Company believes the validity of the patents will ultimately be upheld. During the appeal process, the patents remain valid and in full force and effect. There can be no assurance that the Company will be able to fully recover its prepaid royalty payments. If the patents are ultimately denied, the Company would continue to produce and market the products currently subject to the license agreement without incurring royalty cost.

Product Litigation
In the fall of 1994, a customer of the Company recalled product which was potentially contaminated and the customer has settled claims with consumers who became ill after eating the product. The customer had filed a suit, whereby the Company was a co-defendant with other companies alleged to have supplied contaminated product to the customer's plant. The customer sought damages for losses incurred, as well as alleged loss of past and future profits. In May, 1997 the suit was settled within the Company's insurance coverage.

Other Litigation
The Company is also engaged in routine litigation incidental to its business, which management believes will not have a material effect upon its consolidated financial position, liquidity or results of operations.

NOTE G - RECLASSIFICATIONS

Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

THREE MONTHS ENDED MARCH 31, 1997 VS THREE MONTHS ENDED MARCH 31, 1996

RESULTS OF OPERATIONS

The Company completed the acquisition of Papetti's on February 26, 1997. Papetti's results of operations since the date of acquisition are included in the Company's Egg Products Division operating results.

The following table sets forth the percentage of net sales accounted for by each of the Company's operating divisions for the periods indicated:


                            Three Months Ended March 31,
                            ----------------------------
                                1997            1996
                                ----            ----
Egg Products                     56%             44%
Refrigerated Distribution        27              35
Potato Products                  10              16
Dairy Products                   10              12
Intercompany Sales               (3)             (7)
                                ----            ----
        TOTAL                   100%            100%
                                ====            ====

The following table sets forth the percentage of divisional operating earnings (before corporate, interest and income tax expenses) accounted for by each of the Company's operating divisions for the periods indicated:


                            Three Months Ended March 31,
                            ----------------------------
                                1997            1996
                                ----            ----
Egg Products                     82%             64%
Refrigerated Distribution        21              23
Potato Products                 (12)              2
Dairy Products                    9              11
                                ----            ----
        TOTAL                   100%            100%
                                ====            ====

The Egg Products Division had higher dollar sales and higher dollar earnings in the period ended March 31, 1997, as compared to the results of the same period in 1996. Feed costs, which typically represent roughly two-thirds of the cost of producing an egg, were higher in the 1997 period than in the 1996 period, due principally to higher prices for soybean meal. With the acquisition of Papetti's, a substantially greater portion of the Company's egg needs will be purchased in the open market relative to prices reported by Urner Barry Publications - a widely quoted industry pricing service. Strong unit sales, effective expense management and earnings contributions from the recently acquired Papetti's operations, more than offset feed cost pressures. Sales were particularly strong for certain value-added egg products, notably Easy Eggs(R) and Table Ready(R) (extended shelf-life liquid whole eggs) and MicroFresh (frozen omelets, patties and curds). Egg prices decreased approximately 5% compared to first quarter 1996 levels, as reported by Urner Barry, although pricing for egg products is not necessarily directly effected by changes in shell egg pricing.

The Refrigerated Distribution Division had higher dollar sales and higher dollar earnings in the period ended March 31, 1997, as compared to the results of the same period in 1996. Unit sales were higher for core refrigerated grocery items, reflecting, in part, new customers and new product introductions. This volume improvement allowed for divisional earnings growth.

The Potato Products Division had lower dollar sales and operated at a loss in the period ended March 31, 1997, as compared to the profitable results of the same period in 1996. Frozen french fry operations continued to generate losses in the first quarter of 1997, totaling $0.03 per share. These losses were comparable to those experienced in the first quarter of 1996. The Company has previously announced it will exit the frozen french fry business in 1997, and it expects to complete this process in the second quarter. Value-added refrigerated potato product sales generated earnings in the first quarter of 1997, but at levels below those experienced in the first quarter of 1996. Unit

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF

================================================================================

THREE MONTHS ENDED MARCH 31, 1997 VS THREE MONTHS ENDED MARCH 31, 1996

RESULTS OF OPERATIONS, CONT.

sales declined for such products, resulting in a lower utilization of refrigerated products production lines, which pressured margins.

The Dairy Products Division had higher dollar sales and higher dollar earnings in the period ended March 31, 1997, as compared to the results of the same period in 1996. Unit sales increased and were helped by promotional activity with certain customers and by a growing coffee creamer business. Raw material costs rose during the quarter due to increases in the pricing of certain ingredients tied to the national butter fat market.

The decline in gross profit margin of the Company for the period ended March 31, 1997, as compared to the results of the same period in 1996, reflected the factors discussed above, particularly the losses in the Potato Products Division and higher ingredient costs in the Dairy Products Division. Additionally, Papetti's operated at a lower gross profit margin than the balance of the Company's operations. It is management's strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products' contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins in most periods. Selling, general and administrative expenses decreased as a percent of sales in the period ended March 31, 1997, as compared to the results of the same period in 1996, due primarily to the significant sales increase and effective management of operating expenses across the Company. Additionally, Papetti's operated at a lower operating expense ratio than the balance of the Company's operations.

GENERAL

Certain of the Company's products are sensitive to changes in commodity prices. The Company's egg products operations derived approximately 8% of that division's first quarter 1997 net sales from shell eggs, which are sensitive to commodity price swings. The Easy Eggs(R) and Table Ready(R) product lines accounted for approximately 35% of the Egg Products Division's first quarter 1997 net sales. The remainder of Egg Products Division sales are derived from the sale of other egg products, which vary from being commodity-sensitive to being value-added. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg pricing in the first quarter of 1997 was approximately 5% below first quarter 1996 levels as measured by a widely quoted pricing service. Gross profit margins for extended shelf-life liquid whole eggs and specialty prepared egg products are less sensitive to commodity price fluctuations than are other egg products or shell eggs.

The Company's refrigerated distribution operations derive approximately 70% of that division's net sales from refrigerated products produced by others, thereby reducing the effect of commodity price swings. The balance of refrigerated distribution sales are from shell eggs, which are partially produced by the Egg Products Division and are sold on a distribution, or non-commodity, basis by the Refrigerated Distribution Division.

The Potato Products Division derived approximately 65% of its first quarter 1997 net sales from the refrigerated potato products line. The Potato Products Division typically purchases 80%-90% of its raw potatoes from contract producers under annual contracts. The remainder is purchased at market prices to satisfy short-term production requirements or to take advantage of market prices when they are lower than contracted prices. Small variations in the purchase price of raw materials or the selling

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
================================================================================

GENERAL, CONT.

price per pound of end products can have a significant effect on Potato Products Division operating results. The impact of raw material costs within the Potato Products Division has been reduced in recent years due to significant increases in higher value-added refrigerated potato products sales.

The Dairy Products Division sells its products primarily on a cost-plus basis and, therefore, the division's earnings are not typically affected greatly by raw ingredient price fluctuations.

Inflation is not expected to have a significant impact on the Company's business. The Company generally has been able to offset the impact of inflation through a combination of productivity gains and price increases.

CAPITAL RESOURCES AND LIQUIDITY

Acquisitions and capital expenditures have been, and will likely continue to be, a significant capital requirement. The Company plans to continue to invest in state-of-the-art production facilities to enhance its competitive position, although the annual rate of spending has declined in recent years. Historically, the Company has financed its growth principally from internally generated funds, bank borrowings, issuance of senior debt and the sale of Common Stock. The Company believes that these financing alternatives will continue to meet its anticipated needs.

The Company invested approximately $6,600,000 in capital expenditures during the three months ended March 31, 1997. The Company plans to spend approximately $50,000,000 in total capital expenditures in 1997.

The Company has an unsecured line of credit for $80,000,000 with its principal banks. As of March 31, 1997, approximately $23,500,000 was borrowed under this line of credit.

SEASONALITY

Consolidated quarterly operating results are affected by the seasonality of the Company's net sales and operating profits. Specifically, shell egg prices typically rise seasonally in the first and fourth quarters of the year due to increased demand during holiday periods. Generally, refrigerated distribution operations experience higher net sales and operating profits in the fourth quarter. Operating profits from potato products are less seasonal, but tend to be higher in the second half of the year coinciding with the potato harvest. Net sales and operating profits from dairy operations typically are significantly higher in the second and third quarters due to increased consumption of ice milk and ice cream products during the summer months.

                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On February 26, 1997, the Company settled patent litigation between it and Papetti's as part of the acquisition of Papetti's. The Company received $6,000,000 under the settlement (see Note F - CONTINGENCIES - Patent Litigation).

On May 13, 1997, the Company's Kohler Mix Specialties, Inc. subsidiary ("Kohler Mix"), along with two other defendants, settled a lawsuit filed in May, 1995 by Schwan's Sales Enterprises, Inc. ("Schwan's") (see Note F- CONTINGENCIES - Product Litigation). As a result of the settlement, the suit was dismissed. The terms of the settlement are confidential, although the Kohler Mix portion of the settlement was within the Company's insurance coverage. There was no determination of liability and no admission of guilt by any of the defendants.

Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibit

27.1 Financial Data Schedule

(b) Reports on Form 8-K

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


                            MICHAEL FOODS, INC.
                           --------------------------------------------------
                            (Registrant)


Date:  May 13, 1997             By:  /s/  Gregg A. Ostrander
                                   ------------------------------------------
                                      Gregg A. Ostrander
                                      (President and Chief Executive Officer)



Date:  May 13, 1997             By:  /s/  John D. Reedy
                                   ------------------------------------------
                                      John D. Reedy
                                      (Vice President - Finance, Treasurer,
                                      Chief Financial Officer and Principal
                                      Accounting Officer)