Form 10-Q
period 1997-06-30
MICHAEL FOODS INC /MN
filed 1997-08-11
CIK 768158

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to_____________

Commission File Number: 0-15638

                               MICHAEL FOODS, INC.
             (Exact name of registrant as specified in its charter)

         Minnesota                                       41-0498850
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


Suite 324, Park National Bank Building
5353 Wayzata Boulevard
Minneapolis, MN                                                         55416
(Address of principal executive offices)                              (Zip code)

                                 (612) 546-1500
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    [X]Yes    [ ]No

         The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of August 1, 1997 was 21,539,039 shares.

                         PART I - FINANCIAL INFORMATION

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                       June 30,       December 31,
ASSETS                                                                   1997            1996
------                                                              ------------     ------------
CURRENT ASSETS
  Cash and equivalents                                              $  7,614,000     $  2,585,000
  Accounts receivable, less allowances                                85,918,000       51,394,000
  Inventories                                                         67,913,000       58,976,000
  Prepaid expenses and other                                           2,724,000        2,976,000
                                                                    ------------     ------------
     Total current assets                                            164,169,000      115,931,000

PROPERTY, PLANT AND EQUIPMENT-AT COST
  Land                                                                 4,205,000        4,110,000
  Buildings and improvements                                         104,040,000       97,470,000
  Machinery and equipment                                            262,789,000      225,215,000
                                                                    ------------     ------------
                                                                     371,034,000      326,795,000
  Less accumulated depreciation                                      156,779,000      144,556,000
                                                                    ------------     ------------
                                                                     214,255,000      182,239,000
OTHER ASSETS
  Goodwill, net                                                      115,733,000       53,602,000
  Other                                                                7,204,000       12,887,000
                                                                    ------------     ------------
                                                                     122,937,000       66,489,000
                                                                    ------------     ------------
                                                                    $501,361,000     $364,659,000
                                                                    ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                              $  8,654,000     $  8,410,000
  Accounts payable                                                    43,860,000       28,412,000
  Accrued compensation                                                 6,263,000        4,604,000
  Accrued insurance                                                    6,989,000        6,471,000
  Other accrued expenses                                              35,732,000       11,357,000
                                                                    ------------     ------------
     Total current liabilities                                       101,498,000       59,254,000

LONG-TERM DEBT, less current maturities                              161,694,000      104,491,000
DEFERRED INCOME TAXES                                                 33,074,000       26,872,000
CONTINGENCIES                                                               --               --

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value, 40,000,000 shares authorized, shares issued 21,416,970 at June 30, 1997 and 19,459,731 at
    December 31, 1996                                                    214,000          195,000
  Additional paid-in capital                                         134,007,000      113,268,000
  Retained earnings                                                   70,874,000       60,579,000
                                                                    ------------     ------------
                                                                     205,095,000      174,042,000
                                                                    ------------     ------------
                                                                    $501,361,000     $364,659,000
                                                                    ============     ============


See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     Three Months Ended June 30, (Unaudited)

                                                    1997           1996
                                               ------------   ------------
Net sales                                      $237,861,000   $151,678,000

Cost of sales                                   198,400,000    133,480,000
                                               ------------   ------------

       Gross profit                              39,461,000     18,198,000

Selling, general and administrative expenses     22,176,000     10,917,000
                                               ------------   ------------

       Operating profit                          17,285,000      7,281,000

Other expense
    Interest expense, net                         3,003,000      1,824,000
                                               ------------   ------------

       Earnings before income taxes              14,282,000      5,457,000

Income tax expense                                5,930,000      2,180,000
                                               ------------   ------------

       NET EARNINGS                            $  8,352,000   $  3,277,000
                                               ============   ============

       NET EARNINGS PER SHARE                  $        .39   $        .17
                                               ============   ============

       DIVIDENDS PER SHARE                     $        .05   $        .05
                                               ============   ============

Weighted average shares outstanding              21,258,000     19,389,000
                                               ============   ============

See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      Six Months Ended June 30, (Unaudited)


                                                   1997           1996
                                               ------------   ------------
Net sales                                      $433,279,000   $295,550,000

Cost of sales                                   370,089,000    258,439,000
                                               ------------   ------------

       Gross profit                              63,190,000     37,111,000

Selling, general and administrative expenses     36,845,000     22,442,000
                                               ------------   ------------

       Operating profit                          26,345,000     14,669,000

Other expense
    Interest expense, net                         5,281,000      3,744,000
                                               ------------   ------------

       Earnings before income taxes              21,064,000     10,925,000

Income tax expense                                8,750,000      4,370,000
                                               ------------   ------------

       NET EARNINGS                            $ 12,314,000   $  6,555,000
                                               ============   ============

       NET EARNINGS PER SHARE                  $        .60   $        .34
                                               ============   ============

       DIVIDENDS PER SHARE                     $        .10   $        .10
                                               ============   ============

Weighted average shares outstanding              20,674,000     19,371,000
                                               ============   ============


See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Six Months Ended June 30, (Unaudited)


                                                                       1997             1996
                                                                  -------------    -------------
Net cash provided by operating activities                         $  45,363,000    $  18,814,000

Cash flows from investing activities:
  Capital expenditures                                              (13,692,000)     (12,458,000)
  Business acquisitions, net of cash acquired, and other assets     (43,468,000)          95,000
                                                                  -------------    -------------

Net cash used in investing activities                               (57,160,000)     (12,363,000)

Cash flows from financing activities:
  Payments on notes payable and long-term debt                     (191,187,000)     (62,699,000)
  Proceeds from notes payable and long-term debt                    204,405,000       57,200,000
  Purchase of shares                                                       --           (500,000)
  Proceeds from issuance of common stock                              5,628,000          213,000
  Cash dividends                                                     (2,020,000)      (1,936,000)
                                                                  -------------    -------------

Net cash provided by financing activities                            16,826,000       (7,722,000)
                                                                  -------------    -------------

Net increase (decrease) in cash and equivalents                       5,029,000       (1,271,000)

Cash and equivalents at beginning of year                             2,585,000        1,921,000
                                                                  -------------    -------------

Cash and equivalents at end of period                             $   7,614,000    $     650,000
                                                                  =============    =============


NON-CASH INVESTING AND FINANCING TRANSACTIONS
 Acquisition:
  Cash paid, net of cash acquired                                 $  42,720,000
  Stock issued                                                       38,859,000
  Fair value of assets acquired                                     (86,334,000)
  Liabilities assumed                                                68,223,000
                                                                  -------------

  Purchase price in excess of net assets acquired                 $  63,468,000
                                                                  =============

In connection with the merger with North Star Universal, Inc., Michael Foods,
Inc. (the "Company") assumed $21,250,000 of net indebtedness and effectively repurchased 1,782,961 shares of its common stock (see note D).


See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

The Company utilizes a fiscal year consisting of either 52 or 53 weeks, ending on the Saturday nearest to December 31 each year. The quarters ended June 30, 1997 and June 30, 1996 each include thirteen weeks of operations. For clarity of presentation, the Company has described all periods presented as if the three month and six month periods ended on June 30.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1997 and the results of operations for the three and six month periods ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results for the full year.

NOTE B - NEW ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share disclosure and requires presentation of basic and diluted earnings per share, together with disclosure of how the per share amounts were computed. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The pro forma effect of adopting the new standard would not have an impact on the reported net earnings per share for the three and six month periods ended June 30, 1997 and 1996 for both basic and diluted earnings per share.

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

                                         June 30,             December 31,
                                           1997                  1996
                                       ------------          -----------
Raw materials and supplies             $16,487,000           $11,065,000
Work in process and finished goods      29,918,000            21,235,000
Flocks                                  21,508,000            26,676,000
                                       ------------          -----------
                                       $67,913,000           $58,976,000
                                       ============          ===========

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)

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

The following unaudited pro forma statement of earnings information has been prepared assuming the Papetti's acquisition, the merger with NSU and the refinancing of the Company's debt described in Note E had occurred on January 1, 1997 and 1996:

For the six months ended June 30,                    1997              1996
--------------------------------------------------------------------------------
Net sales                                        $481,874,000     $465,706,000
Net earnings                                     $ 12,867,000     $  7,032,000
Net earnings per share                           $        .61     $        .34
                                                 ============     ============

Weighted average shares outstanding                21,099,000       20,783,000
                                                 ============     ============

This unaudited pro forma information is not necessarily indicative of the combined results of operations that would have occurred had the acquisition, merger and refinancing occurred on the respective dates, nor are they indicative of the results which may occur in the future.

NOTE E - LONG-TERM DEBT

In February, 1997, the Company issued senior notes in the principal amount of $125,000,000 to finance the cash portion of the acquisition of Papetti's, to retire certain Company debt, and to refinance all or a portion of the debt assumed in the Papetti's acquisition and the NSU merger. The senior notes bear interest at 7.58% and are due in five equal annual payments beginning in 2005. In addition, the Company also obtained a new $80,000,000 unsecured revolving line of credit with its principal banks. The revolving line of credit will mature in February, 2002 and bears interest at the banks' reference rate, or at Eurodollar rates as defined, at the Company's option. Proceeds from the revolving line of credit were used to retire the outstanding balance of the preexisting line of credit and to assist with completing the acquisition of Papetti's and the merger with NSU. At June 30, 1997, the Company had $60,000,000 available under this revolving line of credit.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)

NOTE F - CONTINGENCIES

Use of Estimates
In preparation of the Company's consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

Patent Litigation
The Company has an exclusive license agreement for the production and sale of extended shelf-life liquid egg products. Under the terms of this license agreement the Company has the right to defend and prosecute infringement of the patents which are the basis of the exclusive license agreement. The Company can offset up to 50% of the required royalty payments under the agreement with costs associated with the legal defense of the licensed patents. To the extent defense costs exceed the required royalty payments, the agreement permits the Company to defer the excess costs and apply them to future royalty payments. At June 30, 1997 and December 31, 1996, the Company had prepaid royalty payments of approximately $1,580,000 and $7,923,000 included in other assets related to the defense of its licensed patent rights against several infringing parties. In connection with the February 26, 1997 acquisition of Papetti's, which was a defendant in one of these patent infringement cases, a settlement of $6,000,000 was received by the Company. Under the terms of its license agreement, the Company was required to apply this settlement as a reduction of its prepaid royalty payments.

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

THREE MONTHS ENDED JUNE 30, 1997 VS THREE MONTHS ENDED JUNE 30, 1996

RESULTS OF OPERATIONS

The Company completed the acquisition of Papetti's on February 26, 1997. Papetti's results of operations since the date of acquisition are included in the Company's Egg Products Division operating results.

The following table sets forth the percentage of net sales accounted for by each of the Company's operating divisions for the periods indicated:

                                           Three Months Ended June 30,
                                           ---------------------------
                                            1997                  1996
                                            ----                  ----
Egg Products                                 65%                   43%
Refrigerated Distribution                    20                    32
Dairy Products                               11                    16
Potato Products                               6                    14
Intercompany Sales                           (2)                   (5)
                                            ----                  ----
          TOTAL                             100%                  100%
                                            ====                  ====

The following table sets forth the percentage of divisional operating earnings (before corporate, interest and income tax expenses) accounted for by each of the Company's operating divisions for the periods indicated:

                                            Three Months Ended June 30,
                                            ---------------------------
                                             1997                  1996
                                             ----                  ----
Egg Products                                  82%                   54%
Refrigerated Distribution                      8                    19
Dairy Products                                 9                    22
Potato Products                                1                     5
                                             ----                  ----
          TOTAL                              100%                  100%
                                             ====                  ====

The Egg Products Division had higher dollar sales and higher dollar earnings in the period ended June 30, 1997, as compared to the results of the same period in 1996, due, in part, to the acquisition of Papetti's. Strong unit sales, favorable spot market egg prices and earnings contributions from Papetti's operations benefited divisional earnings. Sales were particularly strong for certain value-added egg products, notably Easy Eggs(R) and Table Ready(R) (extended shelf-life liquid whole eggs) and MicroFresh (frozen omelets, patties and curds). Egg prices decreased approximately 10% compared to second quarter 1996 levels, as reported by Urner Barry Publications - a widely quoted industry pricing service, although pricing for egg products is not necessarily directly effected by changes in shell egg pricing. With the acquisition of Papetti's, a substantially greater portion of the Company's egg needs are now purchased in the open market relative to prices reported by Urner Barry. The relationship of open market egg prices to egg products prices was generally favorable during the second quarter of 1997. Feed costs, which typically represent roughly two-thirds of the cost of producing an egg, were lower in the 1997 period than in the 1996 period, due principally to lower corn prices, which benefited margins.

The Refrigerated Distribution Division had higher dollar sales and higher dollar earnings in the period ended June 30, 1997, as compared to the results of the same period in 1996. Unit sales were higher for core refrigerated grocery items, reflecting, in part, new customers and new product introductions. This significant volume improvement allowed for divisional earnings growth.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

THREE MONTHS ENDED JUNE 30, 1997 VS THREE MONTHS ENDED JUNE 30, 1996

RESULTS OF OPERATIONS, CONT.

The Dairy Products Division had higher dollar sales and higher dollar earnings in the period ended June 30, 1997, as compared to the results of the same period in 1996. Unit sales increased and were helped by improved sales volumes with certain large fast-food customers and by a growing coffee creamer business. Raw material costs declined during the quarter due to decreases in the pricing of certain ingredients tied to the national butter fat market.

The Potato Products Division had lower dollar sales, largely due to a planned exiting of the frozen french fry business, and lower dollar earnings in the period ended June 30, 1997, as compared to the same period in 1996, although earnings in both periods were modest. Frozen french fry operations continued to generate losses in the second quarter of 1997, totaling approximately $0.015 per share. These losses were somewhat less than the losses experienced in the second quarter of 1996. The Company announced earlier in 1997 that it would exit the frozen french fry business in mid-1997 and it completed that process in the second quarter. Value-added refrigerated potato product sales generated earnings in the second quarter of 1997, but at levels below those experienced in the second quarter of 1996. Unit sales declined for such products, resulting in a lower utilization of refrigerated products production lines, which pressured margins.

The increase in gross profit margin of the Company for the period ended June 30, 1997, as compared to the results of the same period in 1996, reflected the factors discussed above, particularly the strength of Egg Products Division earnings. It is management's strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products' contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins in most periods. Selling, general and administrative expenses increased as a percent of sales in the period ended June 30, 1997, as compared to the results of the same period in 1996, due primarily to increased sales training, staffing additions related, in part, to the Papetti's acquisition, and increased foodservice marketing activities. Additionally, non-recurring severance expenses, and other costs, of approximately $2.4 million (pretax) were recorded in the second quarter of 1997 related to the exiting of the frozen french fry business, including a reorganization of the Company's sales group.

SIX MONTHS ENDED JUNE 30, 1997 VS SIX MONTHS ENDED JUNE 30, 1996

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales accounted for by each of the Company's operating divisions for the periods indicated:

                                        Six Months Ended June 30,
                                        -------------------------
                                        1997                  1996
                                        ----                  ----
Egg Products                             60%                   43%
Refrigerated Distribution                24                    34
Dairy Products                           11                    14
Potato Products                           8                    15
Intercompany Sales                       (3)                   (6)
                                        ----                  ----
          TOTAL                         100%                  100%
                                        ====                  ====

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

SIX MONTHS ENDED JUNE 30, 1997 VS SIX MONTHS ENDED JUNE 30, 1996

RESULTS OF OPERATIONS, CONT.

The following table sets forth the percentage of divisional operating earnings (before corporate, interest and income tax expenses) accounted for by each of the Company's operating divisions for the periods indicated:

                                         Six Months Ended June 30,
                                         -------------------------
                                         1997                  1996
                                         ----                  ----
Egg Products                              82%                   59%
Refrigerated Distribution                 12                    21
Dairy Products                             9                    16
Potato Products                           (3)                    4
                                         ----                  ----
          TOTAL                          100%                  100%
                                         ====                  ====

The Egg Products Division had higher dollar sales and higher dollar earnings in the period ended June 30, 1997, as compared to the results of the same period in 1996, due, in part, to the acquisition of Papetti's. Strong unit sales, favorable spot market egg prices and earnings contributions from the recently acquired Papetti's operations benefited divisional earnings. Sales were particularly strong for certain value-added egg products, notably Easy Eggs(R) and Table Ready(R) and MicroFresh. Egg prices decreased approximately 7% compared to first half 1996 levels, as reported by Urner Barry, although pricing for egg products is not necessarily directly effected by changes in shell egg pricing. With the acquisition of Papetti's, a substantially greater portion of the Company's egg needs are now purchased in the open market relative to prices reported by Urner Barry. The relationship of open market egg prices to egg products prices was generally favorable during the second quarter of 1997. Feed costs, which typically represent roughly two-thirds of the cost of producing an egg, were modestly lower in the 1997 period than in the 1996 period, due principally to lower corn prices, which benefited margins.

The Refrigerated Distribution Division had higher dollar sales and higher dollar earnings in the period ended June 30, 1997, as compared to the results of the same period in 1996. Unit sales were higher for core refrigerated grocery items, reflecting, in part, new customers and new product introductions. This significant volume improvement allowed for divisional earnings growth.

The Dairy Products Division had higher dollar sales and higher dollar earnings in the period ended June 30, 1997, as compared to the results of the same period in 1996. Unit sales increased and were helped by promotional activity with certain customers, improved sales volumes with certain large fast-food customers and by a growing coffee creamer business.

The Potato Products Division had lower dollar sales, largely due to a planned exiting of the frozen french fry business, and operated at a loss in the period ended June 30, 1997, as compared to the profitable results of the same period in 1996. Frozen french fry operations generated losses totaling approximately $0.05 per share in the first half of 1997, compared to a loss of approximately $0.07 per share recorded in the first half of 1996. Value-added refrigerated potato product sales generated earnings in the first half of 1997, but at levels below those experienced in the first half of 1996. Unit sales declined for such products, resulting in a lower utilization of refrigerated products production lines, which pressured margins.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

SIX MONTHS ENDED JUNE 30, 1997 VS SIX MONTHS ENDED JUNE 30, 1996

RESULTS OF OPERATIONS, CONT.

The increase in gross profit margin of the Company for the period ended June 30, 1997, as compared to the results of the same period in 1996, reflected the factors discussed above, particularly the strength of Egg Products Division earnings. It is management's strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products' contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins in most periods. Selling, general and administrative expenses increased as a percent of sales in the period ended June 30, 1997, as compared to the results of the same period in 1996, due primarily to increased sales training, staffing additions related, in part, to the Papetti's acquisition, and increased foodservice marketing activities. Additionally, non-recurring severance expenses, and other costs, of approximately $2.4 million (pretax) were recorded in the second quarter of 1997 related to the exiting of the frozen french fry business, including a reorganization of the Company's sales group.

GENERAL

Certain of the Company's products are sensitive to changes in commodity prices. The Company's egg products operations derived approximately 7% of that division's first half 1997 net sales from shell eggs, which are sensitive to commodity price swings. The value-added Easy Eggs(R) and Table Ready(R) extended shelf-life liquid egg product lines accounted for approximately 40% of the Egg Products Division's first half 1997 net sales. The remainder of Egg Products Division sales are derived from the sale of other egg products, which vary from being commodity-sensitive to being value-added. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg pricing in the first half of 1997 was approximately 7% below first half 1996 levels as measured by a widely quoted pricing service. Gross profit margins for extended shelf-life liquid whole eggs and specialty prepared egg products are less sensitive to commodity price fluctuations than are other egg products or shell eggs.

The Company's refrigerated distribution operations derive approximately 70% of that division's net sales from refrigerated products produced by others, thereby reducing the effect of commodity price swings. The balance of refrigerated distribution sales are from shell eggs, some of which are produced by the Egg Products Division and are sold on a distribution, or non-commodity, basis by the Refrigerated Distribution Division.

The Potato Products Division derived approximately 70% of its first half 1997 net sales from the refrigerated potato products line. The Potato Products Division typically purchases 70%-90% of its raw potatoes from contract producers under annual contracts. The remainder is purchased at market prices to satisfy short-term production requirements or to take advantage of market prices when they are lower than contracted prices. Small variations in the purchase price of raw materials or the selling price per pound of end products can have a significant effect on Potato Products Division operating results. The impact of raw material costs within the Potato Products Division has been reduced in recent years due to significant increases in higher value-added refrigerated potato products sales. Beginning in the third quarter of 1997, essentially all of the Potato Products Division's sales will be of value-added refrigerated potato products.

The Dairy Products Division sells its products primarily on a cost-plus basis and, therefore, the division's earnings are not typically affected greatly by raw ingredient price fluctuations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

GENERAL, CONT.

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

The Company invested approximately $13,700,000 in capital expenditures during the six months ended June 30, 1997. The Company plans to spend approximately $50,000,000 in total capital expenditures in 1997.

The Company has an unsecured line of credit for $80,000,000 with its principal banks. As of June 30, 1997, approximately $20,000,000 was borrowed under this line of credit.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On February 26, 1997, the Company settled patent litigation with and Papetti's as part of the acquisition of Papetti's. The Company received $6,000,000 under the settlement (see Note F - CONTINGENCIES - Patent Litigation).

On May 13, 1997, the Company's Kohler Mix Specialties, Inc. subsidiary ("Kohler Mix"), along with two other defendants, settled a lawsuit filed in May, 1995 by Schwan's Sales Enterprises, Inc. (see Note F- CONTINGENCIES Product Litigation). As a result of the settlement, the suit was dismissed. The terms of the settlement are confidential, although the Kohler Mix portion of the settlement was within the Company's insurance coverage. There was no determination of liability and no admission of guilt by any of the defendants.

Item 4. Submission of Matters to a Vote of Security Holders

The 1997 Annual Meeting of Shareholders of Michael Foods, Inc. was held on June 5, 1997. The items voted upon and the results of the vote follow:

1. The election of nine persons to serve as directors until the next annual election and until their successors are duly elected and qualified:

                                      For               Withhold Authority
                                      ---               ------------------
Maureen B. Bellantoni              17,872,963                  48,785
Richard A. Coonrod                 17,875,048                  46,700
Miles E. Efron                     17,872,548                  49,200
Arvid C. Knudtson                  17,872,548                  49,200
Joseph D. Marshburn                17,872,348                  49,400
Jeffrey J. Michael                 17,873,957                  47,791
Gregg A. Ostrander                 17,846,746                  75,002
Arthur J. Papetti                  17,875,133                  46,615
Stephen T. Papetti                 17,874,831                  46,917

2. Proposal to ratify the 1997 Stock Incentive Plan of Michael Foods, Inc. and affiliated companies:

             For             Against          Abstain            Broker Non-Vote
             ---             -------          -------            ---------------
         16,743,769          971,440           30,872                175,667

3. Proposal to approve the appointment of Grant Thornton as independent auditors for 1997:

             For                         Against                       Abstain
             ---                         -------                       -------
         17,867,830                       36,570                        17,348

Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibit

27.1     Financial Data Schedule

(b) There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

Signatures
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MICHAEL FOODS, INC.
                               -------------------------------------------------
                               (Registrant)


Date:  August 11, 1997              By:  /s/  Gregg A. Ostrander
                                         ---------------------------------------
                                         Gregg A. Ostrander
                                         (President and Chief Executive Officer)


Date:  August 11, 1997              By:  /s/  John D. Reedy
                                         ---------------------------------------
                                         John D. Reedy
                                         (Vice President - Finance, Treasurer,
                                         Chief Financial Officer and Principal
                                         Accounting Officer)