Form 10-Q
period 1997-09-30
MICHAEL FOODS INC /MN
filed 1997-11-12
CIK 768158

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of November 3, 1997 was 21,781,098 shares.

                         PART I - FINANCIAL INFORMATION

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                September 30,  December 31,
ASSETS                                                              1997          1996
------                                                          ------------   ------------
CURRENT ASSETS
  Cash and equivalents                                          $  3,742,000   $  2,585,000
  Accounts receivable, less allowances                            91,314,000     51,394,000
  Inventories                                                     64,639,000     58,976,000
  Prepaid expenses and other                                       2,981,000      2,976,000
                                                                ------------   ------------
     Total current assets                                        162,676,000    115,931,000

PROPERTY, PLANT AND EQUIPMENT-AT COST
  Land                                                             4,188,000      4,110,000
  Buildings and improvements                                     103,796,000     97,470,000
  Machinery and equipment                                        262,362,000    225,215,000
                                                                ------------   ------------
                                                                 370,346,000    326,795,000
  Less accumulated depreciation                                  153,340,000    144,556,000
                                                                ------------   ------------
                                                                 217,006,000    182,239,000
OTHER ASSETS
  Goodwill, net                                                  114,933,000     53,602,000
  Other                                                            6,662,000     12,887,000
                                                                ------------   ------------
                                                                 121,595,000     66,489,000
                                                                ------------   ------------
                                                                $501,277,000   $364,659,000
                                                                ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
  Current maturities of long-term debt                          $  8,649,000   $  8,410,000
  Accounts payable                                                45,041,000     28,412,000
  Accrued compensation                                             8,739,000      4,604,000
  Accrued insurance                                                7,047,000      6,471,000
  Other accrued expenses                                          31,949,000     11,357,000
                                                                ------------   ------------
     Total current liabilities                                   101,425,000     59,254,000

LONG-TERM DEBT, less current maturities                          144,163,000    104,491,000
DEFERRED INCOME TAXES                                             35,857,000     26,872,000
CONTINGENCIES                                                           --             --

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value, 40,000,000 shares authorized, shares issued: 21,720,519 at September 30, 1997 and
    19,459,731 at December 31, 1996                                  217,000        195,000
  Additional paid-in capital                                     138,991,000    113,268,000
  Retained earnings                                               80,624,000     60,579,000
                                                                ------------   ------------
                                                                 219,832,000    174,042,000
                                                                ------------   ------------
                                                                $501,277,000   $364,659,000
                                                                ============   ============


See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  Three Months Ended September 30, (Unaudited)


                                                   1997           1996
                                               ------------   ------------
Net sales                                      $245,868,000   $159,928,000

Cost of sales                                   207,514,000    144,828,000
                                               ------------   ------------

       Gross profit                              38,354,000     15,100,000

Selling, general and administrative expenses     17,184,000     11,155,000
                                               ------------   ------------

       Operating profit                          21,170,000      3,945,000

Other expense
    Interest expense, net                         2,673,000      1,730,000
                                               ------------   ------------

       Earnings before income taxes              18,497,000      2,215,000

Income tax expense                                7,669,000        890,000
                                               ------------   ------------

       NET EARNINGS                            $ 10,828,000   $  1,325,000
                                               ============   ============

       NET EARNINGS PER SHARE                  $        .50   $        .07
                                               ============   ============

       DIVIDENDS PER SHARE                     $        .05   $        .05
                                               ============   ============

Weighted average shares outstanding              21,583,000     19,396,000
                                               ============   ============


See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                   Nine Months Ended September 30, (Unaudited)

                                                   1997           1996
                                               ------------   ------------
Net sales                                      $679,147,000   $455,478,000

Cost of sales                                   577,603,000    403,267,000
                                               ------------   ------------

       Gross profit                             101,544,000     52,211,000

Selling, general and administrative expenses     54,029,000     33,597,000
                                               ------------   ------------

       Operating profit                          47,515,000     18,614,000

Other expense
    Interest expense, net                         7,954,000      5,474,000
                                               ------------   ------------

       Earnings before income taxes              39,561,000     13,140,000

Income tax expense                               16,419,000      5,260,000
                                               ------------   ------------

       NET EARNINGS                            $ 23,142,000   $  7,880,000
                                               ============   ============

       NET EARNINGS PER SHARE                  $       1.10   $        .41
                                               ============   ============

       DIVIDENDS PER SHARE                     $        .15   $        .15
                                               ============   ============

Weighted average shares outstanding              20,977,000     19,379,000
                                               ============   ============

See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Nine Months Ended September 30, (Unaudited)

                                                                      1997             1996
                                                                  -------------    -------------
Net cash provided by operating activities                         $  65,937,000    $  30,965,000

Cash flows from investing activities:
  Capital expenditures                                              (24,841,000)     (20,594,000)
  Business acquisitions, net of cash acquired, and other assets     (43,139,000)         968,000
                                                                  -------------    -------------

Net cash used in investing activities                               (67,980,000)     (19,626,000)

Cash flows from financing activities:
  Payments on notes payable and long-term debt                     (227,973,000)     (99,916,000)
  Proceeds from notes payable and long-term debt                    223,656,000       92,814,000
  Purchase of shares                                                       --           (500,000)
  Proceeds from issuance of common stock                             10,613,000          213,000
  Cash dividends                                                     (3,096,000)      (2,905,000)
                                                                  -------------    -------------

Net cash provided by (used in) financing activities                   3,200,000      (10,294,000)
                                                                  -------------    -------------

Net increase in cash and equivalents                                  1,157,000        1,045,000

Cash and equivalents at beginning of year                             2,585,000        1,921,000
                                                                  -------------    -------------

Cash and equivalents at end of period                             $   3,742,000    $   2,966,000
                                                                  =============    =============


NON-CASH INVESTING AND FINANCING TRANSACTIONS
Acquisition:
  Cash paid, net of cash acquired                                 $  42,720,000
  Stock issued                                                       38,859,000
  Fair value of assets acquired                                     (86,334,000)
  Liabilities assumed                                                68,223,000
                                                                  -------------

  Purchase price in excess of net assets acquired                 $  63,468,000
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

The Company utilizes a fiscal year consisting of either 52 or 53 weeks, ending on the Saturday nearest to December 31 each year. The quarters ended September 30, 1997 and September 30, 1996 each include thirteen weeks of operations. For clarity of presentation, the Company has described all periods presented as if the three month and nine month periods ended on September 30.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1997 and the results of operations for the three and nine month periods ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results for the full year.

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share disclosure and requires presentation of basic and diluted earnings per share, together with disclosure of how the per share amounts were computed. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The pro forma effect of adopting the new standard would not have a material impact on the reported net earnings per share for the three and nine month periods ended September 30, 1997 and 1996 for both basic and diluted earnings per share.

In June 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" which are effective for fiscal years beginning after December 15, 1997. Statement No. 130 will require the Company to display an amount representing total comprehensive income, as defined by the statement, as part of the Company's basic financial statements. Comprehensive income will include items such as unrealized gains or losses on certain investment securities and foreign currency items. Statement No. 131 will require the Company to disclose financial and other information about its business segments, as defined by the statement, their products and services, geographical areas, major customers, revenue, profits, assets and other information. The adoption of these two statements is not expected to have a material effect on the consolidated financial statements of the Company.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE C - INVENTORIES

Inventories other than flocks, raw potatoes, and potato products are stated at the lower of cost determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful life of generally one to two years, assuming no salvage value. Raw potatoes and potato products are stated at the lower of average cost for the year in which produced or at market. Inventories consist of the following:

                                             September 30,         December 31,
                                                 1997                   1996
                                              -----------           -----------
Raw materials and supplies                    $14,476,000           $11,065,000
Work in process and finished goods             29,666,000            21,235,000
Flocks                                         20,497,000            26,676,000
                                              -----------           -----------
                                              $64,639,000           $58,976,000
                                              ===========           ===========

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

The following unaudited pro forma statement of earnings information has been prepared assuming the Papetti's acquisition, the merger with NSU and the refinancing of the Company's debt described in Note E had occurred on January 1, 1997 and 1996:

For the nine months ended September 30,          1997             1996
----------------------------------------     ------------     ------------
Net sales                                    $727,742,000     $716,874,000
Net earnings                                 $ 23,695,000     $  7,725,000
Net earnings per share                       $       1.11     $        .37
                                             ============     ============

Weighted average shares outstanding            21,260,000       20,791,000
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

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)

NOTE E - LONG-TERM DEBT

In February, 1997, the Company issued senior notes in the principal amount of $125,000,000 to finance the cash portion of the acquisition of Papetti's, to retire certain Company debt, and to refinance all or a portion of the debt assumed in the Papetti's acquisition and the NSU merger. The senior notes bear interest at 7.58% and are due in five equal annual payments beginning in 2005. In addition, the Company also obtained a new $80,000,000 unsecured revolving line of credit with its principal banks. The revolving line of credit will mature in February, 2002 and bears interest at the banks' reference rate, or at Eurodollar rates as defined, at the Company's option. Proceeds from the revolving line of credit were used to retire the outstanding balance of the preexisting line of credit and to assist with completing the acquisition of Papetti's and the merger with NSU. At September 30, 1997, the Company had $77,000,000 available under this revolving line of credit.

NOTE F - CONTINGENCIES

Use of Estimates
In preparation of the Company's consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

Patent Litigation
The Company has an exclusive license agreement for the production and sale of extended shelf-life liquid egg products. Under the terms of this license agreement the Company has the right to defend and prosecute infringement of the patents which are the basis of the exclusive license agreement. The Company can offset up to 50% of the required royalty payments under the agreement with costs associated with the legal defense of the licensed patents. To the extent defense costs exceed the required royalty payments, the agreement permits the Company to defer the excess costs and apply them to future royalty payments. At September 30, 1997 and December 31, 1996, the Company had prepaid royalty payments of approximately $1,512,000 and $7,923,000 included in other assets related to the defense of its licensed patent rights against several infringing parties. In connection with the February 26, 1997 acquisition of Papetti's, which was a defendant in one of these patent infringement cases, a settlement of $6,000,000 was received by the Company. Under the terms of its license agreement, the Company was required to apply this settlement as a reduction of its prepaid royalty payments.

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


THREE MONTHS ENDED SEPTEMBER 30, 1997 VS THREE MONTHS ENDED
SEPTEMBER 30, 1996

RESULTS OF OPERATIONS

The Company completed the acquisition of Papetti's on February 26, 1997. Papetti's results of operations since the date of acquisition are included in the Company's Egg Products Division operating results.

The following table sets forth the percentage of net sales accounted for by each of the Company's operating divisions for the periods indicated:

                                         Three Months Ended
                                            September 30,
                                    ---------------------------
                                     1997                  1996
                                    -----                 -----
Egg Products                           65%                   42%
Refrigerated Distribution              21                    32
Dairy Products                         12                    18
Potato Products                         5                    13
Intercompany Sales                     (3)                   (5)
                                    -----                 -----
          TOTAL                       100%                  100%
                                    =====                 =====

The following table sets forth the percentage of divisional operating earnings (before corporate, interest and income tax expenses) accounted for by each of the Company's operating divisions for the periods indicated:

                                         Three Months Ended
                                            September 30,
                                    ---------------------------
                                     1997                  1996
                                    -----                 -----
Egg Products                           75%                   61%
Refrigerated Distribution              10                    35
Dairy Products                         13                    42
Potato Products                         2                   (38)
                                    -----                 -----
          TOTAL                       100%                  100%
                                    =====                 =====

The Egg Products Division had higher dollar sales and higher dollar earnings in the period ended September 30, 1997, as compared to the results of the same period in 1996, due to strong unit sales, favorable spot market egg prices, lower feed costs and contributions from Papetti's. Sales were particularly strong for certain value-added egg products, notably Easy Eggs(R), Table Ready(R) (extended shelf-life liquid whole eggs) and MicroFresh (frozen omelets, patties and curds). Egg prices decreased approximately 8% compared to third quarter 1996 levels, as reported by Urner Barry Publications - a widely quoted industry pricing service, although pricing for egg products is not necessarily directly effected by changes in shell egg pricing. With the acquisition of Papetti's, a substantially greater portion of the Company's egg needs are now purchased in the open market relative to prices reported by Urner Barry. The relationship of open market egg prices to egg products prices was generally favorable during the third quarter of 1997. Feed costs, which represent roughly two-thirds of the cost of producing an egg, were lower in the 1997 period than in the 1996 period, due principally to lower corn prices, which benefited margins.

The Refrigerated Distribution Division had higher dollar sales and higher dollar earnings in the period ended September 30, 1997, as compared to the results of the same period in 1996. Unit sales

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


THREE MONTHS ENDED SEPTEMBER 30, 1997 VS THREE MONTHS ENDED
SEPTEMBER 30, 1996

RESULTS OF OPERATIONS, CONT.

were higher for core refrigerated grocery items, reflecting, in part, new customers, new product introductions and increased promotional activities. This significant volume improvement allowed for divisional earnings growth.

The Dairy Products Division had higher dollar sales and higher dollar earnings in the period ended September 30, 1997, as compared to the results of the same period in 1996. Unit sales increased and were helped by improved sales volumes with certain large fast-food customers and by a growing coffee creamer business. Raw material costs declined during the quarter due to decreases in the pricing of certain ingredients tied to the national butter fat market.

The Potato Products Division had lower dollar sales, largely due to the discontinuation of frozen french fry sales, and operated profitably in the period ended September 30, 1997, as compared to a loss in the same period in 1996. The Company announced earlier in 1997 that it would exit the frozen french fry business in mid-1997 and it essentially completed that process in the second quarter. The remaining business of the division, production and distribution of value-added refrigerated potato products, generated greater earnings in the third quarter of 1997 than in the third quarter of 1996, although earnings were relatively modest in both periods. While unit sales declined for such products, production costs were notably lower in the 1997 period than the 1996 period. In the 1997 period benefits were seen from investments made in capital expenditures and training over the prior 9-12 months. Profitability in the 1996 period was hampered by significant losses in the former frozen french fry business.

The increase in gross profit margin of the Company for the period ended September 30, 1997, as compared to the results of the same period in 1996, reflected the factors discussed above, particularly the strength of Egg Products Division earnings. It is management's strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products' contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins in most periods.

Selling, general and administrative expenses in the period ended September 30, 1997 were a comparable percent of sales, as compared to the results of the same period in 1996. Increased expenditures for sales training, staffing additions related, in part, to the Papetti's acquisition, and foodservice marketing activities were largely offset by a non-recurring gain. This gain of approximately $1.3 million pretax, or $0.04 per share after taxes, resulted from the disposition of french fry production assets.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


NINE MONTHS ENDED SEPTEMBER 30, 1997 VS NINE MONTHS ENDED
SEPTEMBER 30, 1996

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales accounted for by each of the Company's operating divisions for the periods indicated:

                                          Nine Months Ended
                                            September 30,
                                    ---------------------------
                                     1997                  1996
                                    -----                 -----
Egg Products                           62%                   43%
Refrigerated Distribution              23                    33
Dairy Products                         11                    16
Potato Products                         7                    14
Intercompany Sales                     (3)                   (6)
                                    -----                 -----
          TOTAL                       100%                  100%
                                    =====                 =====

The following table sets forth the percentage of divisional operating earnings (before corporate, interest and income tax expenses) accounted for by each of the Company's operating divisions for the periods indicated:

                                          Nine Months Ended
                                            September 30,
                                    ---------------------------
                                     1997                  1996
                                    -----                 -----
Egg Products                           79%                   60%
Refrigerated Distribution              11                    24
Dairy Products                         11                    23
Potato Products                        (1)                   (7)
                                    -----                 -----
          TOTAL                       100%                  100%
                                    =====                 =====

The Egg Products Division had higher dollar sales and higher dollar earnings in the period ended September 30, 1997, as compared to the results of the same period in 1996, due to strong unit sales, favorable spot market egg prices and contributions from the recently acquired Papetti's operations. Sales were particularly strong for certain value-added egg products, notably Easy Eggs(R), Table Ready(R) and MicroFresh. Egg prices decreased approximately 7% compared to levels in the comparable 1996 period, as reported by Urner Barry, although pricing for egg products is not necessarily directly effected by changes in shell egg pricing. With the acquisition of Papetti's, a substantially greater portion of the Company's egg needs are now purchased in the open market relative to prices reported by Urner Barry. The relationship of open market egg prices to egg products prices was generally favorable during the 1997 period. Feed costs, which typically represent roughly two-thirds of the cost of producing an egg, were lower in the 1997 period than in the 1996 period, due principally to lower corn prices, which benefited margins.

The Refrigerated Distribution Division had higher dollar sales and higher dollar earnings in the period ended September 30, 1997, as compared to the results of the same period in 1996. Unit sales were higher for core refrigerated grocery items, reflecting, in part, new customers, new product introductions and increased promotional activity. This significant volume improvement allowed for divisional earnings growth.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


NINE MONTHS ENDED SEPTEMBER 30, 1997 VS NINE MONTHS ENDED
SEPTEMBER 30, 1996

RESULTS OF OPERATIONS, CONT.

The Dairy Products Division had higher dollar sales and higher dollar earnings in the period ended September 30, 1997, as compared to the results of the same period in 1996. Unit sales increased and were helped by promotional activities with certain customers, increased sales volumes with certain large fast-food customers and by a growing coffee creamer business.

The Potato Products Division had lower dollar sales, largely due to a planned exiting of the frozen french fry business, in the period ended September 30, 1997, as compared to the results of the same period in 1996 and operated at a loss in both periods. The loss in the 1997 period was smaller than the loss in the 1996 period. Frozen french fry operations generated losses totaling approximately $0.05 per share (after tax) in the 1997 period, compared to a loss of approximately $0.13 per share (after tax) recorded in the 1996 period. Value-added refrigerated potato product sales generated earnings in the first nine months of 1997, but at levels below those experienced in the comparable 1996 period. Unit sales declined for such products, resulting in a reduced utilization of refrigerated products production lines, which pressured margins.

The increase in gross profit margin of the Company for the period ended September 30, 1997, as compared to the results of the same period in 1996, reflected the factors discussed above, particularly the strength of Egg Products Division earnings. It is management's strategy to increase value-added product sales as a percent of total sales over time, while decreasing sales of commodity-sensitive products.

Selling, general and administrative expenses increased as a percent of sales in the period ended September 30, 1997, as compared to the results of the same period in 1996, due primarily to increased sales training, staffing additions related, in part, to the Papetti's acquisition, and increased foodservice marketing activities. Additionally, non-recurring severance expenses, and other costs, of approximately $2.4 million (pretax) were recorded in the second quarter of 1997 related to the exiting of the frozen french fry business, including a reorganization of the Company's sales group. Also, a non-recurring gain of approximately $1.3 million (pretax) was recorded in the third quarter of 1997, as a result of the disposition of french fry production assets.

GENERAL

Certain of the Company's products are sensitive to changes in commodity prices. The Company's Egg Products Division derived approximately 7% of net sales for the first nine months of 1997 from shell eggs, which are sensitive to commodity price swings. The value-added Easy Eggs(R) and Table Ready(R) extended shelf-life liquid egg product lines accounted for approximately 40% of the Egg Products Division's net sales for the first nine months of 1997. The remainder of Egg Products Division sales are derived from the sale of other egg products, which vary from being commodity-sensitive to being value-added. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg pricing in the first nine months of 1997 was approximately 7% below levels in the comparable 1996 period as measured by a widely quoted pricing service. Gross profit margins for extended shelf-life liquid whole eggs and specialty prepared egg products are less sensitive to commodity price fluctuations than are other egg products or shell eggs.

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

The Potato Products Division typically purchases 70%-90% of its raw potatoes from producers under annual contracts. The remainder is purchased at market prices to satisfy short-term production requirements or to take advantage of market prices when they are lower than contracted prices. Small variations in the purchase price of raw materials or the selling price per pound of end products can have a significant effect on Potato Products Division operating results. The impact of raw material costs within the Potato Products Division has been reduced in recent years due to significant increases in higher value-added refrigerated potato products sales. Presently, all of the Potato Products Division's sales are of value-added refrigerated potato products.

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

The Company invested approximately $24,841,000 in capital expenditures during the nine months ended September, 1997. The Company plans to spend approximately $45,000,000 in total capital expenditures in 1997.

The Company has an unsecured line of credit for $80,000,000 with its principal banks. As of September 30, 1997, there was $3,000,000 borrowed under this line of credit.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the Company's Form 10-Q filed for the quarterly period ended June 30, 1997 for discussion regarding two litigation matters settled earlier in 1997.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit

                  27.1     Financial Data Schedule

                  10.51 Resolution adopted by the Board of Directors on September 2, 1997, amending the Severance Plan for Eligible Employees of Michael Foods, Inc. and Subsidiaries and extending its termination date for one additional year.

         (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1997.


Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MICHAEL FOODS, INC.
                                     (Registrant)


Date:  November 12, 1997             By: /s/ Gregg A. Ostrander
                                         Gregg A. Ostrander
                                         (President and Chief Executive Officer)


Date:  November 12, 1997             By: /s/ John D. Reedy
                                         John D. Reedy
                                         (Vice President - Finance, Treasurer,
                                         Chief Financial Officer and Principal
                                         Accounting Officer)