Form 10-K405
period 1997-12-31
MICHAEL FOODS INC /MN
filed 1998-03-31
CIK 768158

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 1997

Commission file number      0-15638

                               MICHAEL FOODS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Minnesota                                            41-0498850
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                            Identification No.)

Suite 324, Park National Bank Building
5353 Wayzata Boulevard
Minneapolis, Minnesota                                           55416
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code           (612) 546-1500

Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock $.01 par value
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 3, 1998 was approximately $387 million based on the last price of such stock as reported by the Nasdaq National Market.

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of March 3, 1998, was 21,869,680 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instructions G(2) and G(3), the responses to Items 5, 6, 7, and 8 of Part II of this report are incorporated herein by reference to the Company's 1997 Annual Report to Shareholders (see Exhibit 13.1) and the responses to Items 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference to the information contained in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders to be held on May 12, 1998, to be filed with the Securities and Exchange Commission on or about April 10, 1998.

PART I

ITEM 1 - BUSINESS

FORWARD-LOOKING STATEMENTS

Certain items in this Form 10-K are forward-looking statements, which are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to numerous risks and uncertainties, including the possibility that acquisition synergies may not be realized as rapidly as management expects. Additional risks and uncertainties include variances in the demand for the Company's products due to consumer developments and industry developments, as well as variances in the costs to produce such products, including normal volatility in egg costs and feed costs. The Company's actual financial results could differ materially from the results estimated by, forecasted by, or implied by the Company in such forward-looking statements.

GENERAL

Michael Foods, Inc. (the "Company") is a diversified producer and distributor of food products in four areas egg products, refrigerated distribution, dairy products, and potato products. The Company, through its Egg Products Division, is the largest producer, processor and distributor of extended shelf-life liquid eggs and dried, hard-cooked and frozen egg products in the United States. The Refrigerated Distribution Division distributes a broad line of refrigerated grocery products directly to supermarkets, including cheese, shell eggs, bagels, butter, margarine, muffins, potato products, juice and ethnic foods. The Dairy Products Division processes and distributes soft serve mix, ice cream mix, and extended shelf-life ultrapasteurized milk and specialty dairy products to domestic fast food businesses and other foodservice outlets, independent retailers, ice cream manufacturers and others. The Potato Products Division processes and distributes refrigerated potato products sold to the foodservice and retail grocery markets in the United States.

The strategic thrust of the Company is to grow value-added food product sales, primarily in the foodservice market, by focusing on developing, marketing and distributing innovative, refrigerated products. The key to this strategy is "value-added", whether that is in the product, the distribution channel or in the service provided to customers.

EGG PRODUCTS

The Egg Products Division, comprised of M. G. Waldbaum Company ("Waldbaum") and Papetti's Hygrade Egg Products, Inc. ("Papetti's"), produces, processes and distributes numerous egg products and shell eggs. Papetti's was acquired in February, 1997 and added over $300 million to annual divisional sales, more than doubling the Division's sales base.

Management believes that the Egg Products Division is the largest egg products producer in the United States and the Division is believed to be the second largest egg producer in the United

States. Principal value-added egg products are ultrapasteurized, extended shelf-life liquid eggs ("Easy Eggs(R)" and "Table Ready(TM)"), egg white-based egg substitutes and precooked egg products. Other egg products include frozen, liquid and dried egg whites, yolks and whole eggs, and hard-cooked eggs. The Division is the largest supplier of extended shelf-life liquid whole eggs and hard-cooked eggs in the United States and is a leading supplier of precooked egg items and frozen, liquid and dried whole eggs, whites and yolks. The Division distributes its egg products to food processors and foodservice customers primarily throughout the United States and has some international sales in the Far East, Europe and South America. The largest selling product line within the Division, extended shelf-life liquid eggs, and other egg products are marketed nationally to a wide variety of foodservice and industrial customers. The division also is a leading supplier of egg white-based egg substitutes sold to the U. S. retail market. Most of the Division's annual shell egg sales are made to the Company's Refrigerated Distribution Division which, in turn, distributes them throughout its 23 state territory.

In 1997, the Division derived approximately 94% of net sales from egg products, with 6% of net sales coming from shell eggs. Pricing for eggs and certain egg products in the United States reflects levels reported by Urner Barry Spot Egg Market Quotations ("Urner Barry"), a recognized industry publication. Prices of high valued-added products, such as extended shelf-life liquid eggs, egg substitutes and precooked egg products, are not typically affected by Urner Barry levels. Such products accounted for approximately 45% of the Division's 1997 sales. Prices for certain of the Division's other products, including frozen, liquid, dried, and hard-cooked items and, particularly, shell eggs, are significantly affected by frequently changing market levels as reported by Urner Barry.

In 1997, approximately one-third of the Division's egg needs were satisfied by production from Company-owned hens, with the balance being purchased under grower contracts and in the spot market. The cost of eggs from Company-owned facilities is largely dependent upon the cost of feed. The cost of eggs purchased under grower contracts and in the spot market is determined by normal market forces, with prices largely determined by reference to Urner Barry quotations. Historically, feed costs have generally been less volatile than have egg market prices and internally produced eggs generally are lower in cost than are externally sourced egg. Feed costs are partially hedged by the Company's use of forward buying of key feed components, such as corn and soybean meal, including futures contracts. There is no market mechanism for hedging egg prices.

The Division has endeavored to moderate the effects of egg market commodity factors through an emphasis on value-added products and the internal production of eggs, where the egg cost is somewhat controllable. Further, the Division attempts to match market-affected egg sourcing with the production of egg products whose selling prices are also market-affected, and cost-affected egg sourcing, as best can be managed, with higher value-added products priced over longer-terms, such as 6-12 months, or more. The former allows the Division to typically realize a modest processing margin on such sales, even though there are notable commodity influences on both the egg sourcing cost and the egg products pricing, with each changing as frequently as weekly. Shell eggs are essentially a commodity and are sold based upon reported egg prices. Egg prices are significantly influenced by modest shifts in supply and demand. Pricing of shell eggs is also typically affected by seasonal demand related to increased consumption during holiday periods.

The Division's principal egg processing plants are located in New Jersey, Minnesota, Nebraska, Pennsylvania and Iowa. Certain of the Division's facilities are fully integrated from the production and maintenance of laying flocks through the processing of egg products. Fully automated laying barns, housing approximately 13,000,000 producing hens, are located in Nebraska, Minnesota and Colorado. Major laying facilities also maintain their own grain and feed storage facilities. In addition, approximately 1,750,000 owned producing hens are housed in contract facilities. Further, the production of approximately 5,000,000 hens is under long-term supply agreements, with an additional 11,500,000 hens under shorter-term agreements. The Division also maintains facilities with approximately 2,700,000 pullets located in Nebraska and Minnesota.

REFRIGERATED DISTRIBUTION

The Refrigerated Distribution Division, comprised of Crystal Farms Refrigerated Distribution Company ("Crystal Farms") and Wisco Farm Cooperative, distributes a wide range of refrigerated grocery products directly to retailers and to wholesale warehouses. The Division believes that its strategy of offering quality branded products has contributed to its growth. These products are sold under the Crystal Farms name as a lower-priced alternative to national brands. These distributed refrigerated products, which consist principally of cheese, eggs, bagels, butter, margarine, muffins, potato products, juice and ethnic foods, are supplied by vendors, or other divisions of the Company, to the Division's specifications. Cheese accounts for approximately 54% of divisional annual sales. The Division operates a cheese packaging facility in Lake Mills, Wisconsin, which allows for the cutting and wrapping of various cheese products for its Crystal Farms brand cheese business and for private label customers.

The Division has expanded its market area both directly and through the use of independent distributors. The Division's market area includes 23 states primarily in the Midwest and Southwest. Retail locations served by the Division number over 1,500. In 1997, sales to the warehouse operations of a major national food wholesaler, and to its owned and franchised stores, represented approximately 37% of divisional sales. The Division maintains a fleet of refrigerated tractor-trailers to deliver products daily to its retail customers from ten distribution centers located centrally in its key marketing areas.

DAIRY PRODUCTS

The Dairy Products Division, comprised of Kohler Mix Specialties, Inc. ("Kohler"), processes and sells soft serve mix, ice cream mix, frozen yogurt mix, milk and specialty dairy products, many of which are ultra-high temperature ("UHT") pasteurized products. The Division sells its products throughout much of the United States from processing facilities in Minnesota and Texas.

UHT processing is designed to produce bacteria-free products with delicate flavors, such as milk, ice cream mixes and specialty dairy products such as coffee creamers, whipping cream, half and half and cordials. Many of the Division's products have an extended shelf-life of up to ninety days, which extends the trade territory which can be effectively served by the Division to include most of the United States.

Soft serve, frozen yogurt and ice cream mixes are made to customers, specifications. Currently, the Division produces approximately 110 different formulations. The Division believes that the customization of high quality products and high customer service levels are critical to their business.

The Division has approximately 300 customers, including branded ice cream manufacturers, quick service restaurants, other foodservice outlets and independent ice cream retailers. The Division has a significant customer, who is an ice cream manufacturer, whose sales accounted for approximately 20% of 1997 divisional sales. In 1997, most of the Division's sales were generated from customers who purchased products on a cost-plus basis. This includes sales to most of the large quick-service restaurant chains operating in its market areas. Sales of soft serve, shake, and ice cream mixes are more seasonal than the Company's other products, with higher sales volume occurring between May and September. The addition of other specialty dairy products in recent years has somewhat offset the impact on the Division's sales and earnings from this seasonality.

POTATO PRODUCTS

Potato products are produced and sold by Northern Star Co. ("Northern Star") and Farm Fresh Foods, Inc. ("Farm Fresh"). As a result of a business strategy change in 1997, the Potato Products Division now exclusively processes and sells refrigerated potato products to both the foodservice and retail markets. Products consist of hash browns and diced, sliced, mashed, and other specialty potato products. Refrigerated potato products accounted for approximately 83% of divisional net sales in 1997. The remainder of net sales related to frozen potato products, principally french fries. This business was discontinued in mid-1997 and the related assets were sold. In 1997, approximately 75% of the Potato Products Division's net sales were to the foodservice market, with the balance to the retail market.

The Division maintains its main processing facility in Minnesota, with a smaller facility located in California. The Division typically purchases approximately 80%-90% of its annual potato requirements from contract producers. The balance of potato requirements are purchased on the spot market. The Division maintains a high percentage of its contracted supply from irrigated fields and also has geographical diversification of its potato sources. However, weather remains an important factor in determining raw potato prices and quality. Small variations in the purchase price and/or quality of potatoes can have a significant effect on the Potato Products Division's operating results.

SALES, MARKETING AND CUSTOMER SERVICE

Each of the Company's four divisions has developed a marketing strategy which emphasizes high quality products and customer service. Michael Foods Sales, an internal sales group, coordinates the sales of Waldbaum, Kohler and Northern Star, primarily for national and regional accounts, and is supported by a centralized order entry and customer service staff. A group of foodservice brokers is used by Michael Foods Sales to supplement its internal sales efforts. Further, the Egg Products Division utilizes two separate nationwide systems of brokers, one for the foodservice market and one for the retail market, and maintains a small sales group which handles certain industrial egg product sales. The Company has a small marketing staff, which executes marketing plans in the foodservice market, with additional resources from outside agencies and consultants.

Refrigerated Distribution Division sales personnel obtain orders from retail stores which are usually placed no more than one day ahead of the requested delivery date. The Division's marketing efforts are primarily focused on in-store and co-op advertising programs, which are executed with grocers on a market-by-market basis. During 1997, Crystal Farms increased its consumer support programs, with largely favorable sales volume results, and is expanding such programs further in 1998, with television advertising to be used in several markets. Also, the Egg Products Division has a consumer support program to support various of its egg products sold to the retail market.

ACQUISITIONS

The institutional refrigerated potato products line of Interstate Food Processing Corp. was acquired in 1995. The asset purchase was made with cash and included a customer list, processing equipment, goodwill and certain other assets. The acquisition increased the Potato Products Division's refrigerated potato product sales in the U. S. foodservice market.

On February 26, 1997, the Papetti's acquisition was consummated. The consideration included cash and stock in the amount of approximately $83.2 million, including approximately 3.2 million shares of the Company's common stock. Additionally, the Company assumed approximately $22.8 million of Papetti's debt. The acquisition significantly increased the Company's sales of further-processed egg products in the U. S. foodservice, industrial and retail markets.

The Company anticipates that it will continue to make acquisitions as part of its strategic plan.

PROPRIETARY TECHNOLOGIES

In 1988, the Company acquired an exclusive license to use a patented process, developed by North Carolina State University, for the ultrapasteurization of liquid eggs. The patents are scheduled to expire in 2006. The process results in liquid eggs that are salmonella and listeria negative, pursuant to United States Department of Agriculture ("USDA") regulations. Salmonella and listeria are bacteria which can contaminate shell eggs. The process also extends the shelf-life of liquid eggs from less than two weeks to ten weeks or more. The Company has an aseptic plant in Gaylord, Minnesota which processes the ultrapasteurized liquid egg needs of Waldbaum.

The Company and the patent holder have initiated litigation against several processors of competing liquid egg products, claiming infringement of the original and subsequent related process patents with respect to ultrapasteurized liquid egg production. In 1992, a jury for the United States District Court for the Middle District of Florida found the original patent to be valid and that a processor, Bartow Food Co., willfully and deliberately infringed the patent. In another action, against Papetti's, the United States District Court for the District of New Jersey found in 1992 and 1993 that the defendant had infringed the patents and that the licensed patents are valid and enforceable. In 1994, the Court of Appeals for the Federal Circuit upheld this judgment. In 1996 there were other developments regarding the patentability of the claims under the patents. See Item 3 "Legal Proceedings." The litigation outstanding between the Company and Papetti's at the time of the Papetti's acquisition was settled as part of the acquisition transaction.

As a result of the Papetti's acquisition, the Company also owns an exclusive sublicense to use a patented process for the electro-heating of liquid eggs. The patent expires in 2006. The process results in liquid eggs that are salmonella and listeria negative, pursuant to USDA regulations. This process also extends the shelf-life of liquid eggs from less than two weeks to ten weeks or more.

TRADENAMES

The Egg Products Division maintains numerous tradenames for its products, including "Logan Valley", "Wakefield", "Sunny Side Up(R)", "Michael Foods", "Deep Chill(TM)", "MicroFresh", "MGW", "Simply Eggs(R) Brand", "Better `n Eggs(TM)", "Chef's Eggs(TM) Brand", "Quaker State Farms", and "Broke N' Ready". Ultrapasteurized liquid eggs are marketed using the "Easy Eggs(R)" and "Table Ready(TM)" tradenames.

Refrigerated Distribution Division products are marketed principally under the "Crystal Farms(R)" tradename. In addition, the Division is the principal distributor of "Bongards" cheese in Minnesota. The Division also distributes eggs, butter, cheese, bagels, and ethnic foods under a number of other customer-owned tradenames.

Within the Dairy Products Division, "Kohler" and "Midwest Mix, Inc." are two primary tradenames.

Within the Potato Products Division, Northern Star markets its refrigerated potato products to foodservice customers under a variety of brands, including "Northern Star". The "Simply Potatoes(TM)" and "Diner's Choice(TM)" brands are used for retail refrigerated products. Farm Fresh maintains the "Farm Fresh(TM)" tradename. The "Quality Farms" brand of Interstate Food Processing Corporation is controlled by the Potato Products Division and is used in the sale of foodservice refrigerated potato products.

COMPETITION

All aspects of the Company's businesses are extremely competitive. In general, food products are price sensitive and affected by many factors beyond the control of the Company, including changes in consumer tastes, fluctuating commodity prices, changes in supply due to weather, production variances and feed costs.

The Company's Egg Products Division is considered the largest egg products processor and the second largest egg producer in the United States. The Egg Products Division competes with many suppliers of egg products and eggs. While the shell egg industry is highly fragmented, and the egg products sector is fairly fragmented, there has been a trend toward consolidation in recent years and further consolidation in the industry is expected. Other major egg producers include Cal-Maine Foods, Inc. and Rose Acres Farms, Inc. The Company believes its Egg Products Division is among the lowest cost egg producers in the United States. The Company also believes that Easy Eggs'(R) and Table Ready's(TM) salmonella-negative aspects, extended shelf-lives and ease of use are significant competitive advantages in the foodservice and industrial food markets for eggs. The Company believes its largest competitor in egg products is the Sunny Fresh Foods, Inc. subsidiary of Cargill, Inc.

The Company's Refrigerated Distribution Division competes with the refrigerated products of other suppliers such as Beatrice Companies, Inc.; Kraft Foods, Inc.; Land O' Lakes, Inc.; and Sargento Cheese Company, Incorporated. Dutch Farms, Inc. also carries some of the same product lines as the Division and competes with Crystal Farms in much of its trade territory. The Division believes that its emphasis on a high level of service and lower-priced branded products has enabled it to compete effectively in its market area with larger national brand companies.

Within the Dairy Products Division, management believes that Kohler provides the majority of the soft serve mix, and a significant percentage of ice cream mix, sold in Minnesota and Wisconsin. Kohler also has a large percentage of the UHT soft serve mix and UHT fluid milk business with quick service restaurant chains in the central U. S. Competitors include local dairies utilizing conventional pasteurization and regional dairies with UHT products.

Through mid-1997, the Potato Products Division competed with significantly larger potato products producers, such as Carnation Co., J. R. Simplot Co., Lamb-Weston, Inc. (a subsidiary of ConAgra, Inc.), Ore-Ida Foods, Inc. (a subsidiary of H. J. Heinz Co.) and McCain Foods, Inc., in the frozen french fry business. During 1997, the Company exited the frozen french fry business and sold the related assets. The Company believes it has a leading market share in refrigerated potato products sold in the U. S. foodservice and retail markets, where competitors are generally smaller local or regional companies. One refrigerated potato products competitor, Reser's Fine Foods, Inc., has a national presence. Certain of the frozen potato products companies mentioned above also sell frozen versions of potato products which are sold by the Division in refrigerated form.

GOVERNMENT REGULATION

All of the Company's subsidiaries are subject to federal and state regulations relating to grading, quality control, product branding and labeling, waste disposal and other aspects of their businesses. The subsidiaries are subject to USDA or Food and Drug Administration regulation regarding grading, quality, labeling and sanitary control. Egg Products Division egg breaking plants are subject to continuous on-site USDA inspection. All other subsidiary plants are subject to periodic USDA inspections.

Crystal Farms' cheese and butter products and Kohler's soft serve mix and ice cream mix are affected by milk price supports established by the USDA. The support price serves as an artificial minimum price for these products, which may not be indicative of market conditions that would prevail if such supports were abolished.

All of the Company's divisions must also comply with federal, state and local waste disposal requirements. Waldbaum disposes of chicken waste primarily to farmers for use as fertilizer. Northern Star disposes of solid waste from potato processing by selling the solid waste to a processor who converts it to animal feed and disposes of effluent under a waste discharge permit issued by the Minneapolis-St. Paul Metropolitan Waste Control Commission. Farm Fresh holds a permit with the Los Angeles County Sanitation District to discharge industrial waste into the Sanitation District's sewage system. Waldbaum and Papetti's have permits to discharge waste products into available sewer systems and maintain discharge ponds for certain wastes.

EMPLOYEES

The Company employed approximately 3,870 employees at December 31, 1997. Of this total, the Egg Products Division employed approximately 2,400 full-time and 400 part-time employees, with approximately 20 of these employees represented by a union. The Refrigerated Distribution Division employed approximately 330 employees, none of whom are represented by a union. The Dairy Products Division employed approximately 170 people at December 31, 1997. Its production personnel are represented by the Milk Drivers and Dairy Employees Union. The Potato Products Division employed approximately 360 employees, of whom 240 are represented by the Bakery, Laundry, Allied Sales Drivers and Warehousemen Union affiliated with the Teamsters. The Michael Foods Corporate, Sales, Distribution and Customer Service, and Information Systems groups collectively employed approximately 210 people at December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT


                                                                                                  Officer
Name                          Age      Position                                                   Since
----------------------------- -------- ----------------------------------------------------------------------
Gregg A. Ostrander            45       President and Chief Executive Officer                      1993

Jeffrey M. Shapiro            50       Executive Vice President and Secretary                     1987

John D. Reedy                 52       Vice President - Finance, Chief Financial Officer and
                                       Treasurer                                                  1988

Mark D. Witmer                40       Assistant Treasurer                                        1995

James D. Clarkson             45       President - Northern Star                                  1995

Bill L. Goucher               51       President - Waldbaum                                       1993




                                                                                                  Officer
Name                          Age      Position                                                   Since
----------------------------- -------- ----------------------------------------------------------------------
Kevin O. Kelly                40       President - Michael Foods Sales                            1993

James J. Kohler               44       President - Kohler                                         1988

Arthur N. Papetti             66       President - Papetti's                                      1997

Norman A. Rodriguez           55       President - Crystal Farms                                  1989

ITEM 2 - PROPERTIES


FACILITIES

Corporate

The Company maintains leased space for its headquarters, customer service office, sales office and information services group in suburban Minneapolis, Minnesota.

Egg Products Division

The following table summarizes certain information concerning the Egg Products Division's principal facilities:

                                                                    Owned/
Location          Principal Use                 Approx. Sq. Ft.     Leased
--------          -------------                 ---------------     ------
Elizabeth, NJ     Processing                          75,000         Leased
Elizabeth, NJ     Processing                         125,000         Leased
Elizabeth, NJ     Sales and Distribution              80,000         Leased
Klingerstown, PA  Processing and Distribution         75,000         Leased
Kansas City, MO   Processing                          63,000         Owned
Lenox, IA         Processing and Distribution         87,000         Owned
Gaylord, MN       Processing and Distribution        164,000         Owned
LeSueur, MN       Processing                          29,000         Owned
Wakefield, NE     Processing and Distribution        323,000         Owned
Bloomfield, NE    Processing and Distribution         80,000         Owned
Hudson, CO        Processing and Distribution         49,000         Owned

Gaylord, MN       Egg Production                     349,000         Owned
Gaylord, MN       Pullet Houses                      130,000         Owned
LeSueur, MN       Egg Production                     345,000         Owned
Wakefield, NE     Pullet Houses                      432,000         Owned
Wakefield, NE     Egg Production                     782,000         Owned
Plainview, NE     Pullet Houses                       84,000         Owned
Bloomfield, NE    Egg Production                     619,000         Owned
Hudson, CO        Egg Production                     312,000         Owned

The Division leases office space for its headquarters, financial and administrative services staff in suburban Minneapolis and owns approximately 950 acres of land in Nebraska, Minnesota and Colorado, and also leases land in Bloomfield, Nebraska.

Refrigerated Distribution Division

Crystal Farms leases administrative and sales offices in suburban Minneapolis and several small warehouses across the U. S., and owns a 33,000 square foot distribution center located near LeSueur, Minnesota. The Division owns and operates a 48,200 square foot refrigerated warehouse on a 19 acre site in Lake Mills, Wisconsin. A 19,000 square foot cheese packaging facility is also located in Lake Mills.

Dairy Products Division

Kohler's facilities in White Bear Lake, Minnesota consist of three owned buildings, with the main plant containing approximately 95,000 square feet. Kohler also leases a UHT dairy plant in Sulphur Springs, Texas comprising approximately 40,000 square feet.

Potato Products Division

Northern Star owns a processing plant and land located in Minneapolis, Minnesota. The plant contains approximately 175,000 square feet of production area. Farm Fresh leases five buildings in Bell Gardens, California, comprising approximately 28,600 square feet.

Management believes that the facilities of the Company, together with budgeted capital projects in each of its four operating divisions, are adequate to meet the Company's anticipated requirements for its current lines of business over the foreseeable future.

NEBRASKA CONSTITUTIONAL PROVISION

A substantial portion of the egg production operations of Waldbaum are located in the State of Nebraska. With certain exceptions, a provision of the Nebraska constitution generally prohibits corporations from engaging in farming or ranching in Nebraska. Although the constitutional provision contains an exemption for agricultural land operated by a corporation for the purpose of raising poultry, the Nebraska Attorney General has, in written opinions, taken the position that facilities devoted primarily to the production of eggs do not fall within such exemption and therefore are subject to the restrictions contained in the constitutional provision. The Company believes that the egg production facilities of Waldbaum are part of Waldbaum's integrated facilities for the production, processing and distribution of egg products, and therefore, that any agricultural land presently owned by Waldbaum is being used for non-farming and non-ranching purposes.

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

In 1996, NCSU received Final Office Actions issued by the PTO. In these Actions, the examiner rejected claims under the four process patents held by NCSU. NCSU and the Company are continuing to process the claims with the examiner and have appealed the rejection to the PTO's Board of Patent Appeals and Interferences. An unsatisfactory result of the PTO appeal would be appealed to the Court of Appeals for the Federal Circuit. Counsel to NCSU and the Company estimates that a full appeal process could take up to two years to complete. Pending the outcome of such appeals, the patents remain valid and in full force and effect. Parties infringing the patents may be liable for damages based upon their infringement.

On December 31, 1997, the following material litigation was pending with respect to the Company:

Nulaid Foods, Inc. v. Michael Foods, Inc. and North Carolina State University.
U. S. District Court for the Eastern District of California, Civil Action No. CIV-S-93-1319WBSJFM. This is an action commenced by Nulaid Foods, Inc. seeking a declaratory judgment that the patents which are subject to a license between the Company and NCSU are invalid. The Company and NCSU have counterclaimed for infringement of the patents by the plaintiff. Further proceedings in this litigation are stayed pending reexamination of the patents in the PTO as described above.

The Company is also engaged in routine litigation incidental to its business, which management believes will not have a material effect on its consolidated financial position, liquidity, or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(2), information is incorporated by reference to "Market Price Ranges" and "Listing" on the inside back cover of the Company's 1997 Annual Report to Shareholders (see Exhibit 13.1).

ITEM 6 - SELECTED FINANCIAL DATA

Pursuant to General Instruction G(2), information is incorporated by reference to "Summary of Consolidated Financial Data" on page 23 of the Company's 1997 Annual Report to Shareholders (see Exhibit 13.1).

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pursuant to General Instruction G(2), information is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 and 12 of the Company's 1997 Annual Report to Shareholders (see Exhibit 13.1).

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item is not applicable to the Registrant for 1997.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pursuant to General Instruction G(2), information is incorporated by reference to "Report of Independent Certified Public Accountants" and "Consolidated Financial Statements of Michael Foods, Inc." on pages 13 - 22, and "Quarterly Financial Data" on page 23, of the Company's 1997 Annual Report to Shareholders (see Exhibit 13.1).

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3), information is incorporated by reference to "Election of Directors" in the Proxy Statement of the Company to be filed with the Securities and Exchange Commission on or about April 10, 1998. For information with respect to executive officers, reference is made to Part I,
Item 1 of this Report on Form 10-K.

ITEM 11 - EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), information is incorporated by reference to "Executive Compensation" in the Proxy Statement of the Company to be filed with the Securities and Exchange Commission on or about April 10, 1998. In addition, Mark D. Witmer, Assistant Treasurer, and James D. Clarkson, President of Northern Star Co., were participants in the Severance Plan for Eligible Employees of Michael Foods, Inc. and its Subsidiaries (the "Plan") in 1997. Mr. Witmer remains covered by the Plan in 1998.

Under the Plan, certain identified employees of Michael Foods, Inc. are entitled to severance pay upon termination of employment if such termination of employment occurs within two years following a change in control, as defined in the Plan, and such termination is due to reasons other than death, permanent disability, retirement, cause, or resignation by the employee other than for Good Reason, as defined. The amount of compensation to which Mr. Witmer would be entitled to equals two times his Annual Compensation, as defined, which generally means base compensation excluding bonuses, benefits and allowances. The Plan automatically terminates unless it is renewed by action of the Compensation Committee and the Board of Directors of the Company prior to July 1, 1998 and annually thereafter, except that the Plan will remain in effect after a change in control for at least 24 months unless otherwise terminated by the Board of Directors of the Company with the consent of 80% of the Plan participants who were Plan participants at the time of the change in control.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3), information is incorporated by reference to "Security Ownership" in the Proxy Statement of the Company to be filed with the Securities and Exchange Commission on or about April 10, 1998.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), information is incorporated by reference to "Election of Directors", "Certain Relationships and Related Party Transactions", and "Security Ownership" in the Proxy Statement of the Company to be filed with the Securities and Exchange Commission on or about April 10, 1998.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of this report:

1. The following consolidated financial statements of the Company, included in the 1997 Annual Report to Shareholders, are incorporated by reference in Item 8 and are also incorporated herein by reference (see
         Exhibit 13.1):

         Consolidated balance sheets - December 31, 1997 and 1996

         Consolidated statements of operations - Years ended December 31, 1997, 1996 and 1995

         Consolidated statements of shareholders' equity - Years ended December 31, 1997, 1996 and 1995

         Consolidated statements of cash flows - Years ended December 31, 1997, 1996 and 1995

         Notes to consolidated financial statements

2.       Consolidated Financial Statement Schedules

         Description

         Report of Independent Certified Public Accountants on Schedule (see
         Item 14 (d))

         Schedule II - Valuation and Qualifying Accounts (see Item 14(d))

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements and/or notes filed under Exhibit 13.1.

(b)  Reports on Form 8-K

There were no reports filed on Form 8-K during the fourth quarter of 1997.

(c)  Exhibits and Exhibit Index

Exhibit
  No.    Description
-------  -----------

2.1 Agreement and Plan of Reorganization, dated as of December 21, 1995, together with Amendment No. 1, dated as of September 27, 1996, by and between Michael Foods, Inc., North Star Universal, Inc. and NSU Merger Co., with Exhibits (included as Appendix I to the Proxy Statement/Prospectus that forms part of the Company's Registration Statement on Form S-4 (Registration No. 333-1863) which Appendix is incorporated herein by reference (schedules omitted -- the Registrant agrees to furnish a copy of any schedule to the Commission upon request)). (1)

3.1 Amended and Restated Articles of Incorporation of the Company dated February 28, 1997. (2)

3.2 Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference). (2)

4.1      Form of Common Stock Certificate. (2)

10.2* Michael Foods, Inc. 1987 Non-Qualified Stock Option Plan and Non-Qualified Stock Option Agreement (filed as Exhibit 10.16 to Michael Foods, Inc., a Delaware corporation's Registration Statement on Form S-1 Registration No. 33-12949 and incorporated herein by reference).
         (2)

10.3*    Form of Michael Foods, Inc. Director Stock Option Agreement (filed as
         Exhibit 10.25 to Michael Foods, Inc., a Delaware corporation's Registration Statement on Form S-1 Registration No. 33-12949 and incorporated herein by reference). (2)

10.5 Loan Agreement and Promissory Note between Metropolitan Life Insurance Company and Michael Foods, Inc., dated December 1, 1989 (filed as
         Exhibit 10.43 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference). (2)

10.6* Amendment to Michael Foods, Inc. Incentive and Non-Qualified Stock Option Plans, dated November 21,1989 (filed as Exhibit 4.6 to Michael Foods, Inc., a Delaware corporation's Registration Statement on Form S-8 effective November 21, 1989, Registration No. 33-31914 and incorporated herein by reference). (2)

10.7 License Agreement between Michael Foods, Inc. and North Carolina State University, dated November 28, 1989 (filed as Exhibit 10.56 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).
         (2)

10.8 Amendment dated December 18, 1996 to License Agreement between Michael Foods, Inc., a Delaware corporation, and North Carolina State University, dated November 28, 1989. (2)

10.9* Severance Plan for Eligible Employees of Michael Foods, Inc. and its Subsidiaries (incorporated by reference from the Michael Foods, Inc., a Delaware corporation's Form 8, Amendment No. 1 to Report on Form 10-K for the year ended December 31, 1990). (2)

10.10 First Amendment to December 1, 1989 Loan Agreement and Promissory Note between Michael Foods, Inc. and Metropolitan Life Insurance Company, dated October 14, 1992 (filed as Exhibit 10.67 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference). (2)

10.11* Amendment to the Michael Foods, Inc. Non-Qualified Stock Option Plan (filed as Exhibit 4.7 to the Michael Foods, Inc., a Delaware corporation's Registration Statement on Form S-8 effective June 9, 1993 Registration No. 33-64078 and incorporated by reference). (2)

10.12* Stock Option Plan for Non-Employee Directors (filed as Exhibit 4.1 to the Michael Foods, Inc., a Delaware corporation's Registration Statement on Form S-8 effective June 9, 1993 Registration No. 33-64076 and incorporated herein by reference). (2)

10.13*   Michael Foods, Inc. 1994 Executive Incentive Plan (filed as Exhibit
         10.76 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference). (2)

10.14* Michael Foods, Inc. 1994 Executive Performance Stock Award Plan (filed as Exhibit 10.77 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31,1993 and incorporated herein by reference). (2)

10.15* Employment Agreement between Michael Foods, Inc. and Gregg A. Ostrander, dated January 31, 1994 (filed as Exhibit 10.79 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).
         (2)

10.16 Second Amendment to December 1, 1989 Loan Agreement and Promissory Note between Michael Foods, Inc. and Metropolitan Life Insurance Company, dated February 23, 1994 (filed as Exhibit 10.81 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference). (2)

10.17*   Michael Foods, Inc. Employee Stock Purchase Plan (filed as Exhibit
         10.88 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference). (2)

10.18* Amendment No. 1 to Employment Agreement between Michael Foods, Inc. and Gregg A. Ostrander, dated December 31, 1994 (filed as Exhibit 10.89 to the Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference). (2)

10.19* Employment Agreement between Michael Foods, Inc. and Jeffrey M. Shapiro, dated December 31, 1994 (filed as Exhibit 10.90 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
         (2)

10.20* Employment Agreement between Michael Foods, Inc. and Norman A. Rodriguez, dated December 31, 1994 (filed as Exhibit 10.92 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
         (2)

10.21* Employment Agreement between Michael Foods, Inc. and James J. Kohler dated December 31, 1994 (filed as Exhibit 10.93 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference). (2)

10.22* Employment Agreement between Michael Foods, Inc. and Kevin O. Kelly, dated December 31, 1994 (filed as Exhibit 10.94 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference). (2)

10.23* Employment Agreement between Michael Foods, Inc. and John D. Reedy, dated December 31, 1994 (filed as Exhibit 10.95 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference). (2)

10.24* Michael Foods, Inc. 1994 Executive Incentive Plan, as Amended Effective January 1, 1995 (filed as Exhibit 10.97 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference). (2)

10.25* Michael Foods, Inc. 1994 Executive Incentive Plan, as Amended Effective January 1, 1996 (filed as Exhibit 10.98 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference). (2)

10.26* Employment Agreement between Michael Foods, Inc. and Bill L. Goucher, dated December 31, 1995 (filed as Exhibit 10.99 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference). (2)

10.28* Amendment No. 1 to Employment Agreement between Michael Foods, Inc. and Jeffrey M. Shapiro, dated December 31, 1995 (filed as Exhibit 10.101 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference). (2)

10.29* Amendment No. 1 to Employment Agreement between Michael Foods, Inc. and Norman A. Rodriguez, dated December 31, 1995 (filed as Exhibit 10.102 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference). (2)

10.30* Amendment No. 1 to Employment Agreement between Michael Foods, Inc. and James J. Kohler, dated December 31, 1995 (filed as Exhibit 10.103 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference). (2)

10.31* Amendment No. 1 to Employment Agreement between Michael Foods, Inc. and Kevin O. Kelly, dated December 31, 1995 (filed as Exhibit 10.104 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference). (2)

10.32* Amendment No. 1 to Employment Agreement between Michael Foods, Inc. and John D. Reedy, dated December 31, 1995 (filed as Exhibit 10.105 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference). (2)

10.33* Amendment No. 2 to Employment Agreement between Michael Foods, Inc. and Gregg A. Ostrander, dated December 31, 1995 (filed as Exhibit 10.106 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference). (2)

10.35 Agreement and Plan of Reorganization, and Amendment No. 1, by and among Michael Foods, Inc., M. G. Waldbaum Company and Papetti's Hygrade Egg Products, Inc., and Quaker State Farms, Inc., Papetti's of Iowa Food Products, Inc., Monark Egg Corporation, Egg Specialties, Inc., Papetti Foods, Inc., Casa Trucking Limited Partnership, Papetti Transport Leasing Limited Partnership, and Papetti Equipment Leasing Partnership (filed as Exhibit 10.111 to Michael Foods, Inc., a Delaware corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference). (2)

10.36 Amendment No. 2, dated February 26, 1997, to Agreement and Plan of Reorganization by and among Michael Foods, Inc., a Delaware corporation, M. G. Waldbaum Company and Papetti's Hygrade Egg Products, Inc., and Quaker State Farms, Inc., Papetti's of Iowa Food Products, Inc., Monark Egg Corporation, Egg Specialties, Inc., Papetti Foods, Inc., Casa Trucking Limited Partnership, Papetti Transport Leasing Limited Partnership, and Papetti Equipment Leasing Partnership (filed as Exhibit B to Arthur J. Papetti Schedule 13D relating to Michael Foods, Inc. filed March 7, 1997 and incorporated herein by reference).
         (2)

10.37* Form of Employment Agreement between Michael Foods, Inc., a Delaware corporation and Arthur J. Papetti dated February 26, 1997. (3)

10.38 Shareholder Agreement, dated February 26, 1997, by and among Michael Foods, Inc., a Delaware corporation and Arthur N. Papetti as Representative of and attorney-in-fact for the Shareholders and Sellers Listed on Schedule I (filed as Exhibit D to Arthur J. Papetti Schedule 13D filed March 7, 1997 and incorporated herein by reference). (2)

10.39 Form of Loan Agreement dated as of February 26, 1997 between Michael Foods, Inc., a Delaware corporation and various Lenders with regard to $125,000,000 of 7.58% Senior Notes due February 26, 2009, including form of Note and Novation and Assumption Agreement. (2)

10.40 Form of Amendment Agreement dated as of February 26, 1997 between Michael Foods, Inc., a Delaware corporation and Metropolitan Life Insurance Company regarding up to $50,000,000 of 9.5% Senior Notes due December 1, 1999, including form of Note and Novation and Assumption Agreement. (2)

10.41 Form of Revolving Loan Agreement dated as of February 28, 1997 among Michael Foods, Inc., a Delaware corporation, the Listed Banks and Bank of America National Trust, including exhibits. (2)

10.42* Form of Employment Agreement between Michael Foods, Inc., a Delaware corporation and Stephen Papetti dated February 26, 1997. (3)

10.43* Form of Employment Agreement between Michael Foods, Inc., a Delaware corporation and Arthur N. Papetti dated February 26, 1997. (2)

10.44 Lease by and between ASA Company, as Landlord and Michael Foods, Inc., a Delaware corporation as Tenant dated February 26, 1997. (2)

10.45 Lease by and between Rechsteiner/Papetti, et al., as Landlord and Michael Foods, Inc., a Delaware corporation as Tenant dated February 26, 1997. (2)

10.46 Lease by and between Jersey Pride Urban Renewal, as Landlord and Michael Foods, Inc., a Delaware corporation as Tenant dated February 26, 1997. (2)

10.47 Lease by and between Papetti Holding Company, as Landlord and Michael Foods, Inc., a Delaware corporation as Tenant dated February 26, 1997.
         (2)

10.48 Lease by and between Papetti Holding Company, as Landlord and Michael Foods, Inc., a Delaware corporation as Tenant dated February 26, 1997.
         (2)

10.49 Lease by and between Papetti Holding Company, Jack Bernstein, Sherwood Weiser and Estate of David Levinson, as Landlord and Michael Foods, Inc., a Delaware corporation as Tenant dated February 26, 1997.
         (2)

10.50 Lease by and between A & A Urban Renewal, as Landlord and Michael Foods, Inc., a Delaware corporation as Tenant dated February 26, 1997.
         (2)

10.51* Resolution adopted by the Board of Directors on September 2, 1997, amending the Severance Plan for Eligible Employees of Michael Foods, Inc. and Subsidiaries and extending its termination date for one additional year. (4)

10.52* Employment Agreement between Michael Foods, Inc. and J. D. Clarkson, dated October 31, 1997.

10.53* Amended and Restated Employment Agreement between Michael Foods, Inc., and Gregg A. Ostrander, dated December 31, 1997.

10.54* Amended and Restated Employment Agreement between Michael Foods, Inc. and Jeffrey M. Shapiro, dated October 31, 1997.

10.55* Amended and Restated Employment Agreement between Michael Foods, Inc. and Norman A. Rodriguez, dated October 31, 1997.

10.56* Amended and Restated Employment Agreement between Michael Foods, Inc. and James J. Kohler, dated October 31, 1997.

10.57* Amended and Restated Employment Agreement between Michael Foods, Inc. and Kevin O. Kelly, dated October 31, 1997.

10.58* Amended and Restated Employment Agreement between Michael Foods, Inc. and John D. Reedy, dated October 31, 1997.

10.59* Amended and Restated Employment Agreement between Michael Foods, Inc. and Bill L. Goucher, dated October 31, 1997.

10.60*   Michael Foods, Inc. 1997 Incentive Stock Plan (5)

10.61 Sublicense Agreement between R & P Liquid Egg Technology Limited Partnership and Papetti's Hygrade Egg Products, Inc., dated December 31, 1993.**

10.62 Assignment and Acceptance Agreement between Bank of America National Trust & Savings Association and Summit Bank dated November 20, 1997.

10.63 Amendment No. 3 to the Agreement and Plan of Reorganization By and Among Michael Foods, Inc. and Papetti's Hygrade Egg Products, Inc., et. al., dated February 25, 1998.

13.1     1997 Annual Report to Shareholders

21.1     Schedule of Michael Foods, Inc. Subsidiaries

23.1     Consent of Independent Certified Public Accountants -- Grant Thornton
         LLP

27.1     Financial Data Schedule

27.2     Restated Financial Data Schedule - September 30, 1997

27.3     Restated Financial Data Schedule - December 31, 1995

*  Management Contract or Compensation Plan Arrangement
** Confidential Treatment requested for the deleted portions

(1) Incorporatd by reference from the Company's Amendment No. 2 to Form S-4 filed effective November 8, 1996, Registration No. 333-1863.

(2) Incorporated by reference from the Company's Report on Form 8-K filed March 13, 1997.

(3) Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1996, filed March 28, 1997.

(4) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended September 30, 1997, filed November 12, 1997.

(5) Incorporated by reference from the Company's Form S-8 filed effective March 25, 1997, Registration No. 333-23949.

(d)  Schedule
                                                                     SCHEDULE II

                      MICHAEL FOODS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS


-------------------- ----------------- ---------------------------------- ----------------- -----------------
          Col. A          Col. B                    Col. C                     Col. D            Col. E
-------------------- ----------------- ---------------------------------- ----------------- -----------------
                                                   Additions
                                       ----------------------------------
                                                              (2)
                                             (1)           Charges to
                         Balance at       Charged to          Other                              Balance at
                         Beginning        Costs and        Accounts-         Deductions-         End of
     Description         of Period         Expenses        Describe (a)      Describe (b)         Period
-------------------- ----------------- ---------------- ----------------- ----------------- -----------------
Allowance for
 Doubtful Accounts

For the Year Ended
 December 31, 1995:      $695,000         $446,000             $0             $358,000          $783,000

For the Year Ended
 December 31, 1996:      $783,000         $409,000             $0             $294,000          $898,000

For the Year Ended
 December 31, 1997:      $898,000         $749,000          $658,000          $557,000         $1,748,000


--------------------------------------------------

(a) Balance acquired as it relates to the Papetti's acquisition
(b) Write-offs of accounts deemed uncollectible

-------------------------------------------------------------------------------------------------------------

Report of Independent Certified Public Accountants on Schedule

Board of Directors
Michael Foods, Inc.

In connection with our audits of the consolidated financial statements of Michael Foods, Inc. and subsidiaries referred to in our report dated February 18, 1998, which is included in the annual report to shareholders and incorporated by reference in Part II of this form, we have also audited Schedule II for each of the three years in the period ended December 31, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                       /s/GRANT THORNTON LLP


Minneapolis, Minnesota
February 18, 1998

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       MICHAEL FOODS, INC.

Date:  March 26, 1998   By:   /s/ Gregg A. Ostrander
                             Gregg A. Ostrander
                             (President and Chief Executive Officer)

Date:  March 26, 1998   By:   /s/  John D. Reedy
                             John D. Reedy
                             (Vice-President-Finance, Treasurer, Chief Financial
                              Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/  Arvid C. Knudtson                                      March 26, 1998
Arvid C. Knudtson
(Chairman of the Board)

/s/  Gregg A. Ostrander                                     March 26, 1998
Gregg A. Ostrander (Director,
President & Chief Executive Officer)

/s/ Maureen B. Bellantoni                                   March 26, 1998
Maureen B. Bellantoni (Director)

/s/  Miles E. Efron                                         March 26, 1998
Miles E. Efron (Director)

/s/  Richard A. Coonrod                                     March 26, 1998
Richard A. Coonrod (Director)

/s/  Joseph D. Marshburn                                    March 26, 1998
Joseph D. Marshburn (Director)

/s/  Jeffrey J. Michael                                     March 26, 1998
Jeffrey J. Michael (Director)

/s/ Arthur J. Papetti                                       March 26, 1998
Arthur J. Papetti (Director)

/s/ Stephen T. Papetti                                      March 26, 1998
Stephen T. Papetti (Director)

EXHIBIT INDEX

Exhibit                                                                     Page
No.                                                                          No.
---                                                                          ---

10.52 Employment Agreement between Michael Foods, Inc. and J. D. Clarkson, dated October 31, 1997.
10.53 Amended and Restated Employment Agreement between Michael Foods, Inc., and Gregg A. Ostrander, dated December 31, 1997.
10.54 Amended and Restated Employment Agreement between Michael Foods, Inc. and Jeffrey M. Shapiro, dated October 31, 1997.
10.55 Amended and Restated Employment Agreement between Michael Foods, Inc. and Norman A. Rodriguez, dated October 31, 1997.
10.56 Amended and Restated Employment Agreement between Michael Foods, Inc. and James J. Kohler, dated October 31, 1997.
10.57 Amended and Restated Employment Agreement between Michael Foods, Inc. and Kevin O. Kelly, dated October 31, 1997.
10.58 Amended and Restated Employment Agreement between Michael Foods, Inc. and John D. Reedy, dated October 31, 1997.
10.59 Amended and Restated Employment Agreement between Michael Foods, Inc. and Bill L. Goucher, dated October 31, 1997.
10.61 Sublicense Agreement between R & P Liquid Egg Technology Limited Partnership and Papetti's Hygrade Egg Products, Inc., dated December 31, 1993.
10.62 Assignment and Acceptance Agreement between Bank of America National Trust & Savings Association and Summit Bank dated November 20, 1997.
10.63 Amendment No. 3 to the Agreement and Plan of Reorganization By and Among Michael Foods, Inc. and Papetti's Hygrade Egg Products, Inc., et. al., dated February 25, 1998.
13.1     1997 Annual Report to Shareholders
21.1     Schedule of Michael Foods, Inc. Subsidiaries
23.1     Consent of Independent Certified Public Accountants -- Grant Thornton
         LLP
27.1     Financial Data Schedule
27.2     Restated Financial Data Schedule - September 30, 1997
27.3     Restated Financial Data Schedule - December 31, 1995