Form 10-Q
period 1998-03-31
MICHAEL FOODS INC /MN
filed 1998-05-14
CIK 768158

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1998
                               -------------------------------------------------

                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------
Commission File Number: 0-15638
                        --------------------------------------------------------


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

         The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of May 4, 1998 was 21,934,906 shares.

                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                               MICHAEL FOODS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

==============================================================================================
                                                                     March 31,    December 31,
ASSETS                                                                 1998           1997
------                                                             ------------   ------------
CURRENT ASSETS
  Cash and equivalents                                             $  4,891,000   $  4,038,000
  Accounts receivable, less allowances                               80,387,000     83,495,000
  Inventories                                                        70,182,000     68,929,000
  Prepaid expenses and other                                          2,208,000      1,676,000
                                                                   ------------   ------------
     Total current assets                                           157,668,000    158,138,000

PROPERTY, PLANT AND EQUIPMENT-AT COST
  Land                                                                4,336,000      4,336,000
  Buildings and improvements                                        100,881,000     99,023,000
  Machinery and equipment                                           291,498,000    274,980,000
                                                                   ------------   ------------
                                                                    396,715,000    378,339,000
  Less accumulated depreciation                                     168,200,000    160,800,000
                                                                   ------------   ------------
                                                                    228,515,000    217,539,000
OTHER ASSETS
  Goodwill, net                                                     122,754,000    123,711,000
  Other                                                               3,901,000      4,267,000
                                                                   ------------   ------------
                                                                    126,655,000    127,978,000
                                                                   ------------   ------------
                                                                   $512,838,000   $503,655,000
                                                                   ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                             $  8,517,000   $  8,509,000
  Accounts payable                                                   45,203,000     46,910,000
  Accrued compensation                                                7,294,000     10,064,000
  Accrued insurance                                                   5,966,000      4,782,000
  Discounts and allowances                                           16,684,000     15,217,000
  Other accrued expenses                                             21,419,000     17,868,000
                                                                   ------------   ------------
     Total current liabilities                                      105,083,000    103,350,000

LONG-TERM DEBT, less current maturities                             137,416,000    137,519,000
DEFERRED INCOME TAXES                                                32,552,000     33,540,000
CONTINGENCIES                                                              --             --

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value, 40,000,000 shares authorized, shares issued 21,889,571 at March 31, 1998 and 21,816,098 at
    December 31, 1997                                                   219,000        218,000
  Additional paid-in capital                                        141,566,000    140,188,000
  Retained earnings                                                  96,002,000     88,840,000
                                                                   ------------   ------------
                                                                    237,787,000    229,246,000
                                                                   ------------   ------------
                                                                   $512,838,000   $503,655,000
                                                                   ============   ============

================================================================================
See accompanying notes to condensed consolidated financial statements.

                               MICHAEL FOODS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    Three Months Ended March 31, (Unaudited)

==========================================================================
                                                   1998            1997
                                               ------------   ------------
Net sales                                      $245,589,000   $195,418,000

Cost of sales                                   205,433,000    171,689,000
                                               ------------   ------------

    Gross profit                                 40,156,000     23,729,000

Selling, general and administrative expenses     23,144,000     14,669,000
                                               ------------   ------------

    Operating profit                             17,012,000      9,060,000

Interest expense, net                             2,764,000      2,278,000
                                               ------------   ------------

    Earnings before income tax expense           14,248,000      6,782,000

Income tax expense                                5,990,000      2,820,000
                                               ------------   ------------

    NET EARNINGS                               $  8,258,000   $  3,962,000
                                               ============   ============

Earnings per share
     Basic                                     $       0.38   $       0.20

     Diluted                                   $       0.37   $       0.20
                                               ============   ============

Weighted average common shares outstanding
     Basic                                       21,846,000     20,091,000

     Diluted                                     22,208,000     20,233,000
                                               ============   ============

==========================================================================
See accompanying notes to condensed consolidated financial statements.

                               MICHAEL FOODS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Three Months Ended March 31, (Unaudited)

================================================================================================
                                                                      1998              1997
                                                                  -------------    -------------
Net cash provided by operating activities                         $  20,425,000    $   8,487,000

Cash flows from investing activities:
  Capital expenditures                                              (19,514,000)      (6,629,000)
  Business acquisitions, net of cash acquired, and other assets         366,000      (43,322,000)
                                                                  -------------    -------------

Net cash used in investing activities                               (19,148,000)     (49,951,000)

Cash flows from financing activities:
  Payments on notes payable and long-term debt                         (795,000)    (118,434,000)
  Proceeds from notes payable and long-term debt                        700,000      166,706,000
  Proceeds from issuance of common stock                                766,000        1,707,000
  Dividends                                                          (1,095,000)        (973,000)
                                                                  -------------    -------------

Net cash provided by (used in) financing activities                    (424,000)      49,006,000
                                                                  -------------    -------------

Net increase in cash and equivalents                                    853,000        7,542,000

Cash and equivalents at beginning of year                             4,038,000        2,585,000
                                                                  -------------    -------------

Cash and equivalents at end of period                             $   4,891,000    $  10,127,000
                                                                  =============    =============


NON-CASH INVESTING AND FINANCING TRANSACTIONS
Acquisition:
  Cash paid, net of cash acquired                                                  $  42,720,000
  Stock issued                                                                        38,859,000
  Fair value of assets acquired                                                      (82,405,000)
  Liabilities assumed                                                                 73,874,000
                                                                                   -------------

  Purchase price in excess of net assets acquired                                  $  73,048,000
                                                                                   =============

In connection with the merger in 1997 with North Star Universal, Inc., Michael Foods, Inc. (the "Company") assumed $21,250,000 of net indebtedness and effectively repurchased 1,783,036 shares of its common stock (see Note D)

================================================================================
See accompanying notes to condensed consolidated financial statements.

                               MICHAEL FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
                                   (Unaudited)

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

The Company utilizes a fiscal year consisting of either 52 or 53 weeks, ending on the Saturday nearest to December 31 each year. The quarters ended March 31, 1998 and March 31, 1997 each included thirteen weeks of operations. For clarity of presentation, the Company has described all periods presented as if the quarter ended on March 31.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1998 and the results of operations and cash flows for the three month periods ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results for the full year.

The Company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 479,657 shares of common stock with a weighted average exercise price of $13.37 were outstanding during the period ended March 31, 1997, but were excluded from the computation of common share equivalents because they were anti-dilutive. During the period ended March 31, 1998 there were no anti-dilutive stock options outstanding.

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income includes certain changes in equity that were excluded from net earnings. The adoption of this statement did not impact the Company's consolidated financial statements; historically there have been no differences between net earnings and comprehensive income.

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." This statement requires companies to disclose financial and other information about its business segments as part of their consolidated financial statements. The Company will include the required business segment disclosures in its 1998 annual report.

                               MICHAEL FOODS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
================================================================================
                                   (Unaudited)

NOTE C - INVENTORIES

Inventories other than flocks are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful life of generally one to two years, assuming no residual value.
Inventories consist of the following:
                                                   March 31,        December 31,
                                                     1998              1997
                                                 -------------      ------------
Raw materials and supplies                        $13,878,000        $16,047,000
Work in process and finished goods                 31,483,000         30,374,000
Flocks                                             24,821,000         22,508,000
                                                 -------------      ------------
                                                  $70,182,000        $68,929,000
                                                  ============       ===========

NOTE D - ACQUISITION OF PAPETTI'S, MERGER WITH NORTH STAR UNIVERSAL AND ISSUANCE OF LONG-TERM DEBT

On February 26, 1997, the Company completed the acquisition of Papetti's Hygrade Egg Products, Inc. and affiliated entities (collectively "Papetti's"). The acquisition was accounted for as a purchase with the results of Papetti's operations included with the Company's from the date of acquisition. Total consideration included the issuance of 3,195,455 of newly issued common shares valued at $38,859,000, $44,315,000 in cash and closing costs, and the assumption of $22,825,000 of notes payable and long-term debt.

On February 28, 1997, the Company completed a merger with North Star Universal, Inc. ("NSU"). The merger has been accounted for as a reverse acquisition utilizing the purchase method of accounting. As a result of the merger, NSU delivered approximately $21,250,000 of net subordinated indebtedness together with 1,783,036 shares of Company common stock of approximately equal value, which the Company effectively retired in the form of a treasury stock redemption.

In February 1997, the Company issued $125,000,000 of 7.58% senior indebtedness to finance the cash portion of the Papetti's acquisition, to retire a portion of the Company's existing debt and to refinance the debt assumed in the Papetti's acquisition and NSU merger.

The following unaudited pro forma statement of earnings information has been prepared assuming the Papetti's acquisition, the merger with NSU and the issuance of the senior indebtedness had occurred on January 1, 1997:


For the three months ended March 31,1997
----------------------------------------------------------------
Net sales                                        $244,013,000
Net earnings                                     $  4,515,000

Earnings per share
     Basic                                       $       0.22

     Diluted                                     $       0.21
                                                 ============

This unaudited pro forma information is not necessarily indicative of the combined results of operations that would have occurred had the acquisition, merger and issuance of debt occurred on January 1, 1997, nor are they indicative of the results which may occur in the future.

                               MICHAEL FOODS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
================================================================================
                                   (Unaudited)

NOTE E - CONTINGENCIES

Use of Estimates
Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

License Agreement
The Company has an exclusive license agreement for a patented process for the production and sale of extended shelf-life egg products. Under the license agreement, the Company has the right to defend and prosecute infringement of the licensed patents. In 1994, the U.S. Federal Court of Appeals upheld the validity of the patents subject to the license agreement. Subsequently, a patent examiner at the U.S. Patent and Trademark Office rejected the patents. The Company is appealing the decision of the examiner and believes the validity of the patents will ultimately be upheld. During the appeal process, the patents remain valid and in full force and effect. These patents are scheduled to expire in 2006.

Litigation
The Company is engaged in routine litigation incidental to its business, which management believes will not have a material effect upon its consolidated financial position, liquidity or results of operations.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

THREE MONTHS ENDED MARCH 31, 1998 VS THREE MONTHS ENDED MARCH 31, 1997

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales accounted for by each of the Company's operating divisions for the periods indicated:

                                           Three Months Ended March 31,
                                           ----------------------------
                                              1998           1997
                                              ----           ----
Egg Products                                   64%            56%
Refrigerated Distribution                      22             27
Dairy Products                                 12             10
Potato Products                                 5             10
Intercompany Sales                             (3)            (3)
                                              ----           ----
      TOTAL                                   100%           100%
                                              ====           ====

The following table sets forth the percentage of operating earnings (before corporate, interest and income tax expenses) accounted for by each of the Company's operating divisions for the periods indicated:

                                           Three Months Ended March 31,
                                           ----------------------------
                                              1998           1997
                                              ----           ----
Egg Products                                   80%            82%
Refrigerated Distribution                      10             21
Dairy Products                                  6              9
Potato Products                                 4            (12)
                                              ----           ----
       TOTAL                                  100%           100%
                                              ====           ====

The Egg Products Division had higher dollar sales and higher dollar earnings in the period ended March 31, 1998, as compared to the results of the same period in 1997, due to strong unit sales, favorable spot market egg prices, lower feed costs and contributions from Papetti's. Owning Papetti's for a full quarter, versus one month in the 1997 period, explained a large portion of the increases. Sales were particularly strong for certain value-added egg products, notably Easy Eggs(R) and Table Ready(TM) (extended shelf-life liquid whole eggs) and MicroFresh and Express Eggs(TM) (frozen omelets, patties and curds). Egg prices decreased approximately 6% compared to first quarter 1997 levels, as reported by Urner Barry Publications - a widely quoted industry pricing service, although pricing for egg products is not necessarily directly effected by changes in shell egg pricing. With the acquisition of Papetti's, a substantially greater portion of the Company's egg needs are now purchased in the open market relative to prices reported by Urner Barry. Additionally, feed costs, which typically represent roughly two-thirds of the cost of producing an egg, were lower in the 1998 period than in the 1997 period, due to lower prices for both corn and soybean meal.

The Refrigerated Distribution Division had flat dollar sales and lower dollar earnings in the period ended March 31, 1998, as compared to the results of the same period in 1997. Unit sales were higher for core refrigerated grocery items, reflecting, in part, new customers and new product introductions. However, the Division's sales were affected by the timing of the important Easter holiday sales period, which fell in the first quarter of 1997 and the second quarter of 1998. The Division's cheese business, which represents over one-half of the Division's annual sales, experienced a margin decline due to a rapid increase in cheese costs during the 1998 period.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
================================================================================

THREE MONTHS ENDED MARCH 31, 1998 VS THREE MONTHS ENDED MARCH 31, 1997

RESULTS OF OPERATIONS, CONT.

The Dairy Products Division had higher dollar sales and higher dollar earnings in the period ended March 31, 1998, as compared to the results of the same period in 1997. Unit sales increased sharply and were helped by a stronger dairy products focus by certain customers, particularly in the quick service restaurant segment, and by a growing coffee creamer business. Raw material costs rose during the quarter due to increases in the pricing of certain ingredients tied to the national butter fat market, which caused margins to decline.

The Potato Products Division had lower dollar sales and operated at a profit in the period ended March 31, 1998, as compared to a loss in the same period in 1997. While core sales of refrigerated potato products increased year-over-year, 1997 results included frozen french fry sales. This business was discontinued in mid-1997. Losses from the french fry business in the 1997 period totaled $0.03 per share.

The increase in gross profit margin of the Company for the period ended March 31, 1998, as compared to the results of the same period in 1997, reflected the factors discussed above, particularly the strength of the Egg Products Division operations and the return to profitability in the Potato Products Division. It is management's strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products' contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins in most periods. Selling, general and administrative expenses increased as a percent of sales in the period ended March 31, 1998, as compared to the results of the same period in 1997, due primarily to increased foodservice marketing activities and greater advertising of the Crystal Farms(R) brand.

GENERAL

Certain of the Company's products are sensitive to changes in commodity prices. The Company's Egg Products Division derived approximately 7% of that Division's first quarter 1998 net sales from shell eggs, which are sensitive to commodity price swings. The Easy Eggs(R) and Table Ready(R) product lines accounted for approximately 35% of the Egg Products Division's first quarter 1998 net sales. The remainder of Egg Products Division sales are derived from the sale of other egg products, which vary from being commodity-sensitive to being value-added. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg pricing in the first quarter of 1998 was approximately 6% below first quarter 1997 levels as measured by a widely quoted pricing service. Gross profit margins for extended shelf-life liquid whole eggs and specialty prepared egg products are less sensitive to commodity price fluctuations than are other egg products or shell eggs.

The Company's Refrigerated Distribution Division derives approximately 70% of that Division's net sales from refrigerated products produced by others, thereby reducing the effect of commodity price swings. The balance of refrigerated distribution sales are from shell eggs, which are partially produced by the Egg Products Division and are sold on a distribution, or non-commodity, basis by the Refrigerated Distribution Division.

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

GENERAL, CONT.

production requirements or to take advantage of market prices when they are lower than contracted prices. Small variations in the purchase price of raw materials or the selling price per pound of end products can have a significant effect on Potato Products Division operating results. The impact of raw material costs within the Potato Products Division is lower now that the frozen french fry business has been discontinued, as refrigerated potato products pricing is generally not subject to the volatility typically seen in frozen french fry selling prices.

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

The Company invested $19,514,000 in capital expenditures during the three months ended March 31, 1998. The Company plans to spend approximately $85,000,000 in total capital expenditures in 1998, the majority of which is to expand production capacity.

The Company has an unsecured line of credit for $80,000,000 with its principal banks. As of March 31, 1998, there were no borrowings under this line of credit.

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

FORWARD-LOOKING STATEMENTS

Certain items in this Form 10-Q are forward-looking statements, which are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to numerous risks and uncertainties, including the possibility that acquisition synergies may not be realized as rapidly as management expects. Additional risks and uncertainties include variances in the demand for the Company's products due to consumer developments and industry developments, as well as variances in the costs to produce such products, including normal volatility in egg costs and feed costs. The Company's actual financial results could differ materially from the results estimated by, forecasted by, or implied by the Company in such forward-looking statements.

                           PART II - OTHER INFORMATION


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For the first quarter ended March 31, 1998 this disclosure is not applicable to the registrant.

Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibit

27.1     Financial Data Schedule

(b) There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MICHAEL FOODS, INC.
                                ------------------------------------------------
                                (Registrant)


Date:  May 14, 1998                  By:    /s/  Gregg A. Ostrander
                                         ---------------------------------------
                                         Gregg A. Ostrander
                                         (President and Chief Executive Officer)


Date:  May 14, 1998                  By:    /s/  John D. Reedy
                                         ---------------------------------------
                                         John D. Reedy
                                         (Vice President - Finance, Treasurer,
                                         Chief Financial Officer and Principal
                                         Accounting Officer)