Form 10-Q
period 1998-06-30
MICHAEL FOODS INC /MN
filed 1998-08-13
CIK 768158

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1998
                               -------------------------------------------------

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________________________

Commission File Number:  0-15638
                       ---------------------------------------------------------


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [X] Yes     [ ]No

         The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of August 3, 1998 was 21,962,755 shares.

                         PART I - FINANCIAL INFORMATION

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

=======================================================================================================
                                                                          June 30,       December 31,
ASSETS                                                                      1998             1997
                                                                        ------------     ------------
CURRENT ASSETS
  Cash and equivalents                                                  $  4,887,000     $  4,038,000
  Accounts receivable, less allowances                                    79,993,000       83,495,000
  Inventories                                                             72,273,000       68,929,000
  Prepaid expenses and other                                               2,767,000        1,676,000
                                                                        ------------     ------------
     Total current assets                                                159,920,000      158,138,000

PROPERTY, PLANT AND EQUIPMENT-AT COST
  Land                                                                     4,336,000        4,336,000
  Buildings and improvements                                             101,876,000       99,023,000
  Machinery and equipment                                                304,649,000      274,980,000
                                                                        ------------     ------------
                                                                         410,861,000      378,339,000
  Less accumulated depreciation                                          174,549,000      160,800,000
                                                                        ------------     ------------
                                                                         236,312,000      217,539,000
OTHER ASSETS
  Goodwill, net                                                          121,893,000      123,711,000
  Other                                                                    4,060,000        4,267,000
                                                                        ------------     ------------
                                                                         125,953,000      127,978,000
                                                                        ------------     ------------
                                                                        $522,185,000     $503,655,000
                                                                        ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                                  $  9,518,000     $  8,509,000
  Accounts payable                                                        44,193,000       46,910,000
  Accrued compensation                                                     7,345,000       10,064,000
  Accrued insurance                                                        6,361,000        4,782,000
  Discounts and allowances                                                18,033,000       15,217,000
  Other accrued expenses                                                  21,446,000       17,868,000
                                                                        ------------     ------------
     Total current liabilities                                           106,896,000      103,350,000

LONG-TERM DEBT, less current maturities                                  132,177,000      137,519,000
DEFERRED INCOME TAXES                                                     34,272,000       33,540,000
CONTINGENCIES                                                                   --               --

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value, 40,000,000 shares authorized, shares issued 21,977,005 at June 30, 1998 and 21,816,098 at
    December 31, 1997                                                        220,000          218,000
  Additional paid-in capital                                             142,616,000      140,188,000
  Retained earnings                                                      106,004,000       88,840,000
                                                                        ------------     ------------
                                                                         248,840,000      229,246,000
                                                                        ------------     ------------
                                                                        $522,185,000     $503,655,000
                                                                        ============     ============

=======================================================================================================

See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     Three Months Ended June 30, (Unaudited)

================================================================================


                                                     1998             1997
                                                 ------------     ------------
Net sales                                        $243,685,000     $237,861,000

Cost of sales                                     199,231,000      198,400,000
                                                 ------------     ------------

    Gross profit                                   44,454,000       39,461,000

Selling, general and administrative expenses       22,371,000       22,176,000
                                                 ------------     ------------
    Operating profit                               22,083,000       17,285,000

Interest expense, net                               2,580,000        3,003,000
                                                 ------------     ------------

    Earnings before income tax expense             19,503,000       14,282,000

Income tax expense                                  8,190,000        5,930,000
                                                 ------------     ------------

    NET EARNINGS                                 $ 11,313,000     $  8,352,000
                                                 ============     ============

Earnings per share
     Basic                                       $       0.52     $       0.39

     Diluted                                     $       0.51     $       0.39
                                                 ============     ============

Weighted average shares outstanding
     Basic                                         21,939,000       21,258,000

     Diluted                                       22,337,000       21,423,000
                                                 ============     ============

================================================================================

See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      Six Months Ended June 30, (Unaudited)

================================================================================

                                                     1998             1997
                                                 ------------     ------------
Net sales                                        $489,274,000     $433,279,000

Cost of sales                                     404,664,000      370,089,000
                                                 ------------     ------------

    Gross profit                                   84,610,000       63,190,000

Selling, general and administrative expenses       45,515,000       36,845,000
                                                 ------------     ------------

    Operating profit                               39,095,000       26,345,000

Interest expense, net                               5,344,000        5,281,000
                                                 ------------     ------------

    Earnings before income tax expense             33,751,000       21,064,000

Income tax expense                                 14,180,000        8,750,000
                                                 ------------     ------------

    NET EARNINGS                                 $ 19,571,000     $ 12,314,000
                                                 ============     ============

Earnings per share
     Basic                                       $       0.89     $       0.60

     Diluted                                     $       0.88     $       0.59
                                                 ============     ============

Weighted average shares outstanding
     Basic                                         21,892,000       20,674,000

     Diluted                                       22,273,000       20,827,000
                                                 ============     ============

================================================================================

See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Six Months Ended June 30, (Unaudited)

======================================================================================================

                                                                        1998               1997
                                                                    -------------      -------------
Net cash provided by operating activities                           $  40,124,000      $  45,363,000

Cash flows from investing activities:
  Capital expenditures                                                (34,560,000)       (13,692,000)
  Business acquisitions, net of cash acquired, and other assets           207,000        (43,468,000)
                                                                    -------------      -------------

Net cash used in investing activities                                 (34,353,000)       (57,160,000)

Cash flows from financing activities:
  Payments on notes payable and long-term debt                         (5,033,000)      (191,187,000)
  Proceeds from notes payable and long-term debt                          700,000        204,405,000
  Proceeds from issuance of common stock                                1,817,000          5,628,000
  Cash dividends                                                       (2,406,000)        (2,020,000)
                                                                    -------------      -------------

Net cash (used in) provided by financing activities                    (4,922,000)        16,826,000
                                                                    -------------      -------------

Net increase in cash and equivalents                                      849,000          5,029,000

Cash and equivalents at beginning of year                               4,038,000          2,585,000
                                                                    -------------      -------------

Cash and equivalents at end of period                               $   4,887,000      $   7,614,000
                                                                    =============      =============


NON-CASH INVESTING AND FINANCING TRANSACTIONS Acquisition:
  Cash paid, net of cash acquired                                                      $  42,720,000
  Stock issued                                                                            38,859,000
  Fair value of assets acquired                                                          (82,405,000)
  Liabilities assumed                                                                     73,874,000
                                                                                       -------------

  Purchase price in excess of fair value of assets acquired                            $  73,048,000
                                                                                       =============

In connection with the merger in 1997 with North Star Universal, Inc., Michael
Foods, Inc. (the "Company") assumed $21,250,000 of net indebtedness and effectively repurchased 1,783,036 shares of its common stock (see note D).

======================================================================================================

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

The Company utilizes a fiscal year consisting of either 52 or 53 weeks, ending on the Saturday nearest to December 31 each year. The quarters ended June 30, 1998 and June 30, 1997 each included thirteen weeks of operations. For clarity of presentation, the Company has described all periods presented as if the quarter ended on June 30.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1998 and the results of operations for the three and six month periods ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results for the full year.

The Company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 148,965 and 484,602 shares of common stock, with weighted average exercise prices of $17.54 and $14.08, were outstanding during the three and six month periods ended June 30, 1997, but were excluded from the computation of common share equivalents because they were anti-dilutive. Options to purchase 8,000 and 4,000 shares of common stock, with a weighted average exercise price of $29.75, were outstanding during the three and six month periods ended June 30, 1998, but were excluded from the computation of common share equivalents because they were anti-dilutive.

NOTE B - NEW ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." This statement requires companies to disclose financial and other information about their business segments as part of their consolidated financial statements. The Company will include the required business segment disclosures in its 1998 annual report.

NOTE C - INVENTORIES

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful life of generally one to two years, assuming no salvage value. Inventories consist of the following:

                                                     June        December 31,
                                                     1998            1997
                                                 -----------     -----------
Raw materials and supplies                       $15,618,000     $16,047,000
Work in process and finished goods                32,333,000      30,374,000
Flocks                                            24,322,000      22,508,000
                                                 -----------     -----------
                                                 $72,273,000     $68,929,000
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

NOTE D - ACQUISITION OF PAPETTI'S, MERGER WITH NORTH STAR UNIVERSAL AND ISSUANCE OF LONG-TERM DEBT

On February 26, 1997, the Company completed the acquisition of Papetti's Hygrade Egg Products, Inc. and affiliated entities (collectively "Papetti's"). The acquisition was accounted for as a purchase with the results of Papetti's operations included with the Company's from the date of acquisition. Total consideration included the issuance of 3,195,455 shares of newly issued common stock valued at $38,859,000, $44,315,000 in cash and closing costs, and the assumption of $22,825,000 of notes payable and long-term debt.

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

The following unaudited pro forma statement of earnings information has been prepared assuming the Papetti's acquisition, the merger with NSU and the issuance of the senior indebtedness had occurred on January 1, 1997:

For the six months ended June 30, 1997
-------------------------------------------------------
Net sales                                  $481,874,000
Net earnings                                 12,867,000

Earnings per share
     Basic                                 $       0.61
     Diluted                               $       0.60
                                           ============

This unaudited pro forma information is not necessarily indicative of the combined results of operations that would have occurred had the acquisition, merger and issuance of debt occurred on January 1, 1997, nor are they indicative of the results which may occur in the future.

NOTE E - COMMITMENTS AND CONTINGENCIES

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

NOTE E - COMMITMENTS AND CONTINGENCIES - License Agreement, cont.

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

THREE MONTHS ENDED JUNE 30, 1998 VS THREE MONTHS ENDED JUNE 30, 1997

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales accounted for by each of the Company's operating divisions for the periods indicated:

                                          Three Months Ended June 30,
                                          ---------------------------
                                           1998                  1997
                                          -----                 -----
Egg Products                                61%                   65%
Refrigerated Distribution                   21                    20
Dairy Products                              15                    11
Potato Products                              5                     6
Intercompany Sales                          (2)                   (2)
                                          -----                 -----
          TOTAL                            100%                  100%
                                          =====                 =====

The following table sets forth the percentage of divisional operating earnings (before corporate, interest and income tax expenses) accounted for by each of the Company's operating divisions for the periods indicated:

                                         Three Months Ended June 30,
                                         ---------------------------
                                          1998                  1997
                                         -----                 -----
Egg Products                               81%                   82%
Refrigerated Distribution                   8                     8
Dairy Products                              9                     9
Potato Products                             2                     1
                                         -----                 -----
          TOTAL                           100%                  100%
                                         =====                 =====

The Egg Products Division had flat dollar sales and higher dollar earnings in the period ended June 30, 1998, as compared to the results of the same period in 1997, due to unit sales gains offsetting lower per unit selling prices for certain egg products. Earnings reflected, in part, favorable spot market egg costs and lower feed costs. Sales were particularly strong for MicroFresh and Express Eggs(TM) (frozen omelets, patties and curds). Egg prices decreased approximately 7% compared to second quarter 1997 levels, as reported by Urner Barry Publications - a widely quoted industry pricing service, although pricing for egg products is not necessarily directly affected by changes in shell egg pricing. Approximately two-thirds of the Division's annual egg needs are purchased under contracts, or in the spot market, where such egg cost is determined largely by market pricing as reported by Urner Barry. Approximately one-third of annual egg needs are sourced from internal flocks, where feed costs typically represent roughly two-thirds of the cost of producing such eggs. Feed costs were lower in the 1998 period than in the 1997 period, due to lower prices for both corn and soybean meal.

The Refrigerated Distribution Division had flat dollar sales and flat dollar earnings in the period ended June 30, 1998, as compared to the results of the same period in 1997. Unit sales were flat for core refrigerated grocery items, primarily reflecting the loss of two grocery chain accounts - one to a low priced competitor, the other due to a customer's restructuring. The Division's sales were affected by the timing of the important Easter holiday sales period, which fell in the second quarter of 1998 as compared to the first quarter of 1997. The Division's cheese business, which represents over one-half of the Division's annual sales, experienced higher unit sales, but had flat margins due to a rapid increase in cheese costs during the 1998 period.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
================================================================================

THREE MONTHS ENDED JUNE 30, 1998 VS THREE MONTHS ENDED JUNE 30, 1997

RESULTS OF OPERATIONS, CONT.

The Dairy Products Division had higher dollar sales and higher dollar earnings in the period ended June 30, 1998, as compared to the results of the same period in 1997. Unit sales increased sharply and were helped by a stronger dairy products focus by certain customers, particularly in the quick service restaurant segment, and by a growing coffee creamer business. Raw material costs rose during the 1998 period due to increases in the pricing of certain ingredients tied to the national butter fat market, which caused margins to decline. The Division also experienced higher than anticipated operating costs due to strong volume growth.

The Potato Products Division had lower dollar sales and higher dollar earnings in the period ended June 30, 1998, as compared to the results of the same period in 1997. While core sales of refrigerated potato products increased year-over-year, 1997 results included frozen french fry sales. The frozen french fry business was discontinued in mid-1997. Losses from the french fry business in the 1997 period totaled approximately $0.02 per share.

The increase in gross profit margin of the Company for the period ended June 30, 1998, as compared to the results of the same period in 1997, reflected the factors discussed above, particularly the strength of the Egg Products Division operations and higher profitability in the Potato Products Division. It is management's strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products' contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins in most periods. Selling, general and administrative expenses decreased slightly as a percent of sales in the period ended June 30, 1998, as compared to the results of the same period in 1997. The 1997 period included non-recurring severance expenses, and other costs, including a reorganization of the Company's sales group, of approximately $2.4 million (pretax), or approximately $0.06 per share.

SIX MONTHS ENDED JUNE 30, 1998 VS SIX MONTHS ENDED JUNE 30, 1997

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales accounted for by each of the Company's operating divisions for the periods indicated:

                                            Six Months Ended June 30,
                                           ---------------------------
                                            1998                  1997
                                           -----                 -----
Egg Products                                 63%                   60%
Refrigerated Distribution                    21                    24
Dairy Products                               13                    11
Potato Products                               5                     8
Intercompany Sales                           (2)                   (3)
                                           -----                 -----
          TOTAL                             100%                  100%
                                           =====                 =====

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
================================================================================

SIX MONTHS ENDED JUNE 30, 1998 VS SIX MONTHS ENDED JUNE 30, 1997

RESULTS OF OPERATIONS, CONT.

The following table sets forth the percentage of divisional operating earnings (before corporate, interest and income tax expenses) accounted for by each of the Company's operating divisions for the periods indicated:

                                             Six Months Ended June 30,
                                            ---------------------------
                                             1998                  1997
                                            -----                 -----
Egg Products                                  81%                   82%
Refrigerated Distribution                      8                    12
Dairy Products                                 8                     9
Potato Products                                3                    (3)
                                            -----                 -----
          TOTAL                              100%                  100%
                                            =====                 =====

The Egg Products Division had higher dollar sales and higher dollar earnings in the period ended June 30, 1998, as compared to the results of the same period in 1997, due to strong unit sales, favorable spot market egg costs, lower feed costs and contributions from Papetti's. Owning Papetti's for six months, versus four months in the 1997 period, explained a significant portion of the increases. Additionally, sales were strong for certain value-added egg products, notably Easy Eggs(R) and Table Ready(TM) (extended shelf-life liquid whole eggs) and MicroFresh and Express Eggs(TM) (frozen omelets, patties and curds). Egg prices decreased approximately 7% compared to first half 1997 levels, as reported by Urner Barry Publications - a widely quoted industry pricing service, although pricing for egg products is not necessarily directly affected by changes in shell egg pricing. Approximately two-thirds of the Division's annual egg needs are purchased under contracts, or in the spot market, where such egg cost is determined largely by market pricing as reported by Urner Barry. Approximately one-third of annual egg needs are sourced from internal flocks, where feed costs typically represent roughly two-thirds of the cost of producing such eggs. Feed costs were lower in the 1998 period than in the 1997 period, due to lower prices for both corn and soybean meal.

The Refrigerated Distribution Division had flat dollar sales and flat dollar earnings in the period ended June 30, 1998, as compared to the results of the same period in 1997. Unit sales were higher for core refrigerated grocery items, reflecting, in part, new customers and new product introductions. However, unit sales growth was constrained by some lost business. The Division's cheese business, which represents over one-half of the Division's annual sales, experienced a margin decline due to a rapid increase in cheese costs during the 1998 period.

The Dairy Products Division had higher dollar sales and higher dollar earnings in the period ended June 30, 1998, as compared to the results of the same period in 1997. Unit sales increased sharply and were helped by a stronger dairy products focus by certain customers, particularly in the quick service restaurant segment, and by a growing coffee creamer business. Raw material costs rose during the 1998 period due to increases in the pricing of certain ingredients tied to the national butter fat market, which caused margins to decline. The Division also experienced higher than anticipated operating costs due to strong volume growth.

The Potato Products Division had lower dollar sales and operated at a profit in the period ended June 30, 1998, as compared to a loss in the same period in 1997. While core sales of refrigerated potato products increased year-over-year, 1997 results included frozen french fry sales. The frozen french fry business was discontinued in mid-1997. Losses from the french fry business in the 1997 period totaled approximately $0.05 per share.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
================================================================================

SIX MONTHS ENDED JUNE 30, 1998 VS SIX MONTHS ENDED JUNE 30, 1997

RESULTS OF OPERATIONS, CONT.

The increase in gross profit margin of the Company for the period ended June 30, 1998, as compared to the results of the same period in 1997, reflected the factors discussed above, particularly the strength of the Egg Products Division operations and the return to profitability in the Potato Products Division. It is management's strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products' contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins in most periods. Selling, general and administrative expenses increased as a percent of sales in the period ended June 30, 1998, as compared to the results of the same period in 1997, due primarily to increased foodservice marketing activities and greater advertising of the Crystal Farms(R) brand. The 1997 period included non-recurring severance expenses, and other costs, including a reorganization of the Company's sales group, of approximately $2.4 million (pretax), or approximately $0.06 per share.

GENERAL

Certain of the Company's products are sensitive to changes in commodity prices. The Company's Egg Products Division derived approximately 6% of the Division's first half 1998 net sales from shell eggs, which are sensitive to commodity price swings. The value-added Easy Eggs(R) and Table Ready(R) extended shelf-life liquid egg product lines accounted for approximately 40% of the Egg Products Division's first half 1998 net sales. The remainder of Egg Products Division sales are derived from the sale of other egg products, which vary from being commodity-sensitive to value-added. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg pricing in the first half of 1998 was approximately 7% below first half 1997 levels as measured by a widely quoted pricing service. Gross profit margins for extended shelf-life liquid whole eggs and specialty prepared egg products are less sensitive to commodity price fluctuations than are other egg products or shell eggs.

The Company's Refrigerated Distribution Division derives approximately 70% of its net sales from refrigerated products produced by others, thereby reducing the effect of commodity price swings. The balance of refrigerated distribution sales are from shell eggs, some of which are produced by the Egg Products Division and are sold on a distribution, or non-commodity, basis by the Refrigerated Distribution Division.

The Dairy Products Division sells its products primarily on a cost-plus basis and, therefore, the Division's earnings are not typically affected greatly by raw ingredient price fluctuations, except over short time periods.

The Potato Products Division typically purchases 70%-90% of its raw potatoes from contract producers under annual contracts. The remainder is purchased at market prices to satisfy short-term production requirements or to take advantage of market prices when they are lower than contracted prices. Small variations in the purchase price of raw materials or the selling price per pound of end products can have a significant effect on Potato Products Division operating results. The impact of raw material costs within the Potato Products Division is lower now that the frozen french fry business has been discontinued, as refrigerated potato products pricing is generally not subject to the volatility seen in frozen french fry selling prices.

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

The Company invested $34,560,000 in capital expenditures during the six months ended June 30, 1998. The Company plans to spend approximately $87,000,000 in total capital expenditures in 1998, the majority of which is to expand production capacity.

The Company has an unsecured line of credit for $80,000,000 with its principal banks. As of June 30, 1998, there were no borrowings under this line of credit.

On July 30, 1998 the Company's Board of Directors authorized the purchase of up to two million shares of Common Stock on the open market. The line of credit may be used to finance such purchases.

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

FORWARD-LOOKING STATEMENTS

Certain items in this Form 10-Q are forward-looking statements, which are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to numerous risks and uncertainties, including the possibility that capital projects may not be completed as rapidly as management expects. Additional risks and uncertainties include variances in the demand for the Company's products due to consumer developments and industry developments, as well as variances in the costs to produce such products, including normal volatility in egg costs and feed costs. The Company's actual financial results could differ materially from the results estimated by, forecasted by, or implied by the Company in such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the period ended June 30, 1998 this disclosure is not applicable to the registrant.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The 1998 Annual Meeting of Shareholders of Michael Foods, Inc. was held on May 12, 1998. The items voted upon and the results of the vote follow:

1. The election of twelve persons to serve as directors until the next annual election and until their successors are duly elected and qualified:

                                           For           Withhold Authority
                                           ---           ------------------
Maureen B. Bellantoni                   21,368,398              20,977
Richard A. Coonrod                      21,357,270              32,105
Daniel P. Dillon                        21,367,554              21,821
Miles E. Efron                          21,329,280              60,095
Jerome J. Jenko                         21,367,494              21,881
Arvid C. Knudtson                       21,331,355              58,020
Joseph D. Marshburn                     21,259,670             129,705
Jeffrey J. Michael                      21,369,979              19,396
Margaret D. Moore                       21,367,092              22,283
Gregg A. Ostrander                      21,344,550              44,825
Arthur J. Papetti                       21,333,736              55,639
Stephen T. Papetti                      21,333,736              55,639

2. Proposal to ratify the appointment of Grant Thornton LLP as independent auditors for 1998:

             For                     Against                    Abstain
             ---                     -------                    -------
         21,340,835                   39,349                     9,191

Item 6. Exhibits and Reports on Form 8-K
(a)  Exhibit

27.1     Financial Data Schedule

(b) There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MICHAEL FOODS, INC.
                                 -----------------------------------------------
                                 (Registrant)


Date:  August 13, 1998               By: /s/ Gregg A. Ostrander
                                         ---------------------------------------
                                         Gregg A. Ostrander
                                         (President and Chief Executive Officer)


Date:  August 13, 1998               By: /s/ John D. Reedy
                                         ---------------------------------------
                                         John D. Reedy
                                         (Vice President - Finance, Treasurer,
                                         Chief Financial Officer and Principal
                                         Accounting Officer)