Form 10-Q
period 1998-09-30
MICHAEL FOODS INC /MN
filed 1998-11-16
CIK 768158

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1998
                               -------------------------------------------------

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________________

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

            The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of November 2, 1998 was 21,209,848 shares.

                         PART I - FINANCIAL INFORMATION

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

=======================================================================================================
                                                                       September 30,       December 31,
ASSETS                                                                     1998                1997
------                                                                 -------------      -------------
CURRENT ASSETS
  Cash and equivalents                                                 $   3,587,000      $   4,038,000
  Accounts receivable, less allowances                                    87,054,000         83,495,000
  Inventories                                                             81,987,000         68,929,000
  Prepaid expenses and other                                               3,153,000          1,676,000
                                                                       -------------      -------------
     Total current assets                                                175,781,000        158,138,000

PROPERTY, PLANT AND EQUIPMENT-AT COST
  Land                                                                     4,336,000          4,336,000
  Buildings and improvements                                             102,071,000         99,023,000
  Machinery and equipment                                                318,543,000        274,980,000
                                                                       -------------      -------------
                                                                         424,950,000        378,339,000
  Less accumulated depreciation                                          182,363,000        160,800,000
                                                                       -------------      -------------
                                                                         242,587,000        217,539,000
OTHER ASSETS
  Goodwill, net                                                          121,033,000        123,711,000
  Other                                                                    4,171,000          4,267,000
                                                                       -------------      -------------
                                                                         125,204,000        127,978,000
                                                                       -------------      -------------
                                                                       $ 543,572,000      $ 503,655,000
                                                                       =============      =============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
  Current maturities of long-term debt                                 $   9,521,000      $   8,509,000
  Accounts payable                                                        49,136,000         46,910,000
  Accrued compensation                                                    10,117,000         10,064,000
  Accrued insurance                                                        6,704,000          4,782,000
  Discounts and allowances                                                20,756,000         15,217,000
  Other accrued expenses                                                  19,818,000         17,868,000
                                                                       -------------      -------------
     Total current liabilities                                           116,052,000        103,350,000

LONG-TERM DEBT, less current maturities                                  153,942,000        137,519,000
DEFERRED INCOME TAXES                                                     35,873,000         33,540,000
CONTINGENCIES                                                                     --                 --

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value, 40,000,000 shares authorized, shares issued 21,200,655 at September 30, 1998 and 21,816,098
    at December 31, 1997                                                     212,000            218,000
  Additional paid-in capital                                             122,295,000        140,188,000
  Retained earnings                                                      115,198,000         88,840,000
                                                                       -------------      -------------
                                                                         237,705,000        229,246,000
                                                                       -------------      -------------
                                                                       $ 543,572,000      $ 503,655,000
                                                                       =============      =============
=======================================================================================================

See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  Three Months Ended September 30, (Unaudited)

================================================================================

                                                      1998              1997
                                                 -------------     -------------
Net sales                                        $ 253,790,000     $ 245,868,000

Cost of sales                                      210,357,000       207,514,000
                                                 -------------     -------------

    Gross profit                                    43,433,000        38,354,000

Selling, general and administrative expenses        22,660,000        17,184,000
                                                 -------------     -------------

    Operating profit                                20,773,000        21,170,000

Interest expense, net                                2,637,000         2,673,000
                                                 -------------     -------------

    Earnings before income tax expense              18,136,000        18,497,000

Income tax expense                                   7,620,000         7,669,000
                                                 -------------     -------------

    NET EARNINGS                                 $  10,516,000     $  10,828,000
                                                 =============     =============

Earnings per share
     Basic                                       $        0.49     $        0.50

     Diluted                                     $        0.48     $        0.49
                                                 =============     =============

Weighted average shares outstanding
     Basic                                          21,627,000        21,583,000

     Diluted                                        21,922,000        21,947,000
                                                 =============     =============

================================================================================

See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                   Nine Months Ended September 30, (Unaudited)

================================================================================

                                                      1998              1997
                                                 -------------     -------------
Net sales                                        $ 743,064,000     $ 679,147,000

Cost of sales                                      615,021,000       577,603,000
                                                 -------------     -------------

    Gross profit                                   128,043,000       101,544,000

Selling, general and administrative expenses        68,175,000        54,029,000
                                                 -------------     -------------

    Operating profit                                59,868,000        47,515,000

Interest expense, net                                7,981,000         7,954,000
                                                 -------------     -------------

    Earnings before income tax expense              51,887,000        39,561,000

Income tax expense                                  21,800,000        16,419,000
                                                 -------------     -------------

    NET EARNINGS                                 $  30,087,000     $  23,142,000
                                                 =============     =============

Earnings per share
     Basic                                       $        1.38     $        1.10

     Diluted                                     $        1.36     $        1.09
                                                 =============     =============

Weighted average shares outstanding
     Basic                                          21,804,000        20,977,000

     Diluted                                        22,156,000        21,201,000
                                                 =============     =============

================================================================================

See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Nine Months Ended September 30, (Unaudited)

====================================================================================================

                                                                         1998               1997
                                                                    -------------      -------------
Net cash provided by operating activities                           $  53,837,000      $  65,937,000

Cash flows from investing activities:
  Capital expenditures                                                (49,579,000)       (24,841,000)
  Business acquisitions, net of cash acquired, and other assets            96,000        (43,139,000)
                                                                    -------------      -------------

Net cash used in investing activities                                 (49,483,000)       (67,980,000)

Cash flows from financing activities:
  Payments on notes payable and long-term debt                        (15,965,000)      (227,973,000)
  Proceeds from notes payable and long-term debt                       33,400,000        223,656,000
  Proceeds from issuance of common stock                                2,844,000         10,613,000
  Purchase of shares                                                  (21,355,000)                --
  Cash dividends                                                       (3,729,000)        (3,096,000)
                                                                    -------------      -------------

Net cash (used in) provided by financing activities                    (4,805,000)         3,200,000
                                                                    -------------      -------------

Net increase (decrease) in cash and equivalents                          (451,000)         1,157,000

Cash and equivalents at beginning of year                               4,038,000          2,585,000
                                                                    -------------      -------------

Cash and equivalents at end of period                               $   3,587,000      $   3,742,000
                                                                    =============      =============


NON-CASH INVESTING AND FINANCING TRANSACTIONS
Acquisition:
  Cash paid, net of cash acquired                                                      $  42,720,000
  Stock issued                                                                            38,859,000
  Fair value of assets acquired                                                          (82,405,000)
  Liabilities assumed                                                                     73,874,000
                                                                                       -------------

  Purchase price in excess of fair value of assets acquired                            $  73,048,000
                                                                                       =============

In connection with the merger in 1997 with North Star Universal, Inc., Michael Foods, Inc. (the
"Company") assumed $21,250,000 of net indebtedness and effectively repurchased 1,783,036 shares of its Common Stock (see Note D).

====================================================================================================

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

The Company utilizes a fiscal year consisting of either 52 or 53 weeks, ending on the Saturday nearest to December 31 each year. The quarters ended September 30, 1998 and 1997 each included thirteen weeks of operations and the three quarters ended September 30, 1998 and 1997 each included 39 weeks of operations. For clarity of presentation, the Company has described all periods presented as if the quarter ended on September 30.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1998 and the results of operations for the three and nine month periods ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results for the full year.

The Company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 20,000 and 10,678 shares of Common Stock, with weighted average exercise prices of $29.31 and $29.43, which were outstanding during the three and nine month periods ended September 30, 1998, were excluded from the computation of common share equivalents for those periods because they were anti-dilutive. There were no anti-dilutive options outstanding during the three month period ended September 30, 1997. Options to purchase 323,068 shares of Common Stock, with a weighted average exercise price $14.08, which were outstanding during the nine month period ended September 30, 1997, were excluded from the computation of common share equivalents for that period because they were anti-dilutive.

NOTE B - NEW ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board has issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." This statement requires companies to disclose financial and other information about their business segments as part of their consolidated financial statements. The Company will include the required business segment disclosures in its 1998 annual report.

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

NOTE C - INVENTORIES, cont.

Inventories consist of the following:

                                               September 30,     December 31,
                                                   1998              1997
                                               -----------       -----------
Raw materials and supplies                     $14,556,000       $16,047,000
Work in process and finished goods              41,040,000        30,374,000
Flocks                                          26,391,000        22,508,000
                                               -----------       -----------
                                               $81,987,000       $68,929,000
                                               ===========       ===========

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

On February 28, 1997, the Company completed a merger with North Star Universal, Inc. ("NSU"). The merger was accounted for as a reverse acquisition utilizing the purchase method of accounting. As a result of the merger, NSU delivered approximately $21,250,000 of net subordinated indebtedness together with 1,783,036 shares of Common Stock of approximately equal value, which the Company effectively retired in the form of a treasury stock redemption.

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

The following unaudited pro forma statement of earnings information has been prepared assuming the Papetti's acquisition, the merger with NSU and the issuance of the senior indebtedness had occurred on January 1, 1997:

For the Nine months ended September 30, 1997
-----------------------------------------------------------------
Net sales                                          $727,742,000
Net earnings                                         23,695,000

Earnings per share
     Basic                                         $       1.11
     Diluted                                       $       1.10
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

License Agreement

The Company has an exclusive license agreement for a patented process for the production and sale of extended shelf-life egg products. Under the license agreement, the Company has the right to defend and prosecute infringement of the licensed patents. The U.S. Federal Court of Appeals has upheld the validity of the patents subject to the license agreement, but, subsequently, a patent examiner at the U.S. Patent and Trademark Office rejected the patents. The Company is appealing the decision of the examiner and believes the validity of the patents will ultimately be upheld. During the appeal process, the patents remain valid and in full force and effect. These patents are scheduled to expire in 2006.

Litigation

The Company is engaged in routine litigation incidental to its business, which management believes will not have a material effect upon its consolidated financial position, liquidity or results of operations.

NOTE F - SHAREHOLDERS' EQUITY

During the three months ended September 30, 1998 the Company repurchased 868,700 shares of Common Stock under a Board of Directors authorized share repurchase program.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

THREE MONTHS ENDED SEPTEMBER 30, 1998 VS THREE MONTHS ENDED SEPTEMBER 30, 1997, CONT.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales accounted for by each of the Company's operating divisions for the periods indicated:

                                              Three Months Ended Sept. 30,
                                              ----------------------------
                                                  1998            1997
                                                  ----            ----
Egg Products                                       60%             65%
Refrigerated Distribution                          21              21
Dairy Products                                     16              12
Potato Products                                     5               5
Intercompany Sales                                 (2)             (3)
                                                  ----            ----
       TOTAL                                      100%            100%
                                                  ====            ====

The following table sets forth the percentage of divisional operating earnings (before corporate, interest and income tax expenses) accounted for by each of the Company's operating divisions for the periods indicated:

                                              Three Months Ended Sept. 30,
                                              ----------------------------
                                                  1998            1997
                                                  ----            ----
Egg Products                                       77%             75%
Refrigerated Distribution                           9              10
Dairy Products                                     10              13
Potato Products                                     4               2
                                                  ----            ----
       TOTAL                                      100%            100%
                                                  ====            ====

The Egg Products Division had lower dollar sales and higher dollar earnings in the period ended September 30, 1998, as compared to the results of the same period in 1997. Unit sales gains in most product lines were more than offset by lower per unit selling prices for certain egg products. Earnings reflected, in part, favorable spot market egg costs and lower feed costs. Sales were particularly strong for precooked frozen omelets, patties and curds. Egg prices decreased approximately 5% compared to third quarter 1997 levels, as reported by Urner Barry Publications - a widely quoted industry pricing service, although pricing for egg products, particularly value-added egg products, is not necessarily directly affected by changes in shell egg pricing. Approximately two-thirds of the Division's annual egg needs are purchased under contracts, or in the spot market, where such egg cost is determined largely by market pricing as reported by Urner Barry. Approximately one-third of annual egg needs are sourced from internal flocks, where feed costs typically represent roughly two-thirds of the cost of producing such eggs. Feed costs were lower in the 1998 period than in the 1997 period, due to lower prices for both corn and soybean meal.

The Refrigerated Distribution Division had higher dollar sales and lower dollar earnings in the period ended September 30, 1998, as compared to the results of the same period in 1997. Unit sales were flat for core refrigerated grocery items, reflecting the loss of two grocery chain accounts - one to a low priced competitor, the other due to a customer's restructuring - earlier in the year, and the impact of historically high cheese and butter retail price points on consumer demand. A sharp rise in butter fat market prices during the 1998 period also had an impact on profitability, as product sourcing costs rose more rapidly than did retail selling prices for products such as cheese and butter.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
================================================================================

THREE MONTHS ENDED SEPTEMBER 30, 1998 VS THREE MONTHS ENDED SEPTEMBER 30, 1997, CONT.

RESULTS OF OPERATIONS, CONT.

The Dairy Products Division had higher dollar sales and lower dollar earnings in the period ended September 30, 1998, as compared to the results of the same period in 1997. Unit sales increased sharply and were helped by a stronger dairy products focus by certain customers, particularly in the quick service restaurant segment, and by a growing coffee creamer business. Dollar sales also were affected by a sharp rise in the dairy ingredients market, which, under the Division's cost-plus pricing arrangement with most customers, raised per unit selling prices significantly. Raw material costs rose substantially during the 1998 period due to increases in the pricing of certain ingredients tied to the national butter fat market, which caused margins to decline. The Division also experienced higher than normal operating costs due to strong volume growth.

The Potato Products Division had higher dollar sales and higher dollar earnings in the period ended September 30, 1998, as compared to the results of the same period in 1997. The discontinuation of the sale of frozen potato products in mid-1997 has allowed for an increased focus on the remaining refrigerated potato products lines. The increased attention focused on plant operations and sales volumes had a favorable impact on the Division's financial results in the 1998 period. Sales volumes increased in the 1998 period as compared to the 1997 period and operating efficiencies in the main plant were much improved year-over-year, resulting in the improved financial results.

The increase in gross profit margin of the Company for the period ended September 30, 1998, as compared to the results of the same period in 1997, reflected the factors discussed above, particularly the strength of the Egg Products Division operations and higher profitability in the Potato Products Division. It is management's strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products' contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins in most periods. Selling, general and administrative expenses increased as a percent of sales in the period ended September 30, 1998, as compared to the results of the same period in 1997. Expenses increased largely due to higher marketing support for foodservice selling efforts and spending to support the Company's information systems upgrade project. Also, the 1997 period included a non-recurring gain of approximately $1.3 million pretax resulting from the disposition of french fry production assets.

NINE MONTHS ENDED SEPTEMBER 30, 1998 VS NINE MONTHS ENDED SEPTEMBER 30, 1997

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales accounted for by each of the Company's operating divisions for the periods indicated:

                                              Nine Months Ended Sept. 30,
                                              ---------------------------
                                                  1998           1997
                                                  ----           ----
Egg Products                                       62%            62%
Refrigerated Distribution                          21             23
Dairy Products                                     14             11
Potato Products                                     5              7
Intercompany Sales                                 (2)            (3)
                                                  ----           ----
          TOTAL                                   100%           100%
                                                  ====           ====

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
================================================================================

NINE MONTHS ENDED SEPTEMBER 30, 1998 VS NINE MONTHS ENDED SEPTEMBER 30, 1997, CONT.

RESULTS OF OPERATIONS, CONT.

The following table sets forth the percentage of divisional operating earnings (before corporate, interest and income tax expenses) accounted for by each of the Company's operating divisions for the periods indicated:

                                              Nine Months Ended Sept. 30,
                                              ---------------------------
                                                  1998           1997
                                                  ----           ----
Egg Products                                       79%            79%
Refrigerated Distribution                           9             11
Dairy Products                                      8             11
Potato Products                                     4             (1)
                                                  ----           ----
          TOTAL                                   100%           100%
                                                  ====           ====

The Egg Products Division had higher dollar sales and higher dollar earnings in the period ended September 30, 1998, as compared to the results of the same period in 1997, due to strong unit sales, favorable spot market egg costs, lower feed costs and contributions from Papetti's. Owning Papetti's for nine months, versus seven months in the 1997 period, explained a portion of the increases. Additionally, sales were strong for certain value-added egg products, notably extended shelf-life liquid eggs and precooked frozen omelets, patties and curds. Egg prices decreased approximately 7% in the 1998 period as compared to first nine months of 1997, as reported by Urner Barry Publications, although pricing for egg products, particularly value-added egg products, is not necessarily directly affected by changes in shell egg pricing. Approximately two-thirds of the Division's annual egg needs are purchased under contracts, or in the spot market, where such egg cost is determined largely by market pricing as reported by Urner Barry. Approximately one-third of annual egg needs are sourced from internal flocks, where feed costs typically represent roughly two-thirds of the cost of producing such eggs. Feed costs were lower in the 1998 period than in the 1997 period, due to lower prices for both corn and soybean meal.

The Refrigerated Distribution Division had flat dollar sales and flat dollar earnings in the period ended September 30, 1998, as compared to the results of the same period in 1997. Unit sales were fairly flat for core refrigerated grocery items, reflecting, in part, some lost business and the impact of historically high cheese and butter retail price points on consumer demand. A sharp rise in butter fat market prices during the 1998 period also had an impact on profitability, as product sourcing costs rose more rapidly than did retail selling prices for products such as cheese and butter.

The Dairy Products Division had higher dollar sales and flat dollar earnings in the period ended September 30, 1998, as compared to the results of the same period in 1997. Unit sales increased sharply and were helped by a stronger dairy products focus by certain customers, particularly in the quick service restaurant segment, and by a growing coffee creamer business. Dollar sales also were affected by a sharp rise in the dairy ingredients market, which, under the Division's cost-plus pricing arrangement with most customers, raised per unit selling prices significantly. Raw material costs rose substantially during the 1998 period due to increases in the pricing of certain ingredients tied to the national butter fat market, which caused margins to decline. The Division also experienced higher than normal operating costs due to strong volume growth.

The Potato Products Division had lower dollar sales and operated at a profit in the period ended September 30, 1998, as compared to a loss in the same period in 1997. 1997 results included frozen french fry sales. The frozen french fry business was discontinued in mid-1997. Losses from the

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
================================================================================

NINE MONTHS ENDED SEPTEMBER 30, 1998 VS NINE MONTHS ENDED SEPTEMBER 30, 1997, CONT.

RESULTS OF OPERATIONS, CONT.

french fry business in the 1997 period totaled approximately $0.05 per share. Efforts begun in 1997 in the areas of improving both plant operations and sales volumes for the remaining refrigerated product lines were beneficial to the Division's financial results in the 1998 period. Refrigerated products sales volumes increased in the 1998 period as compared to the 1997 period and operating efficiencies in the main plant were much improved year-over-year, resulting in the improved financial results.

The increase in gross profit margin of the Company for the period ended September 30, 1998, as compared to the results of the same period in 1997, reflected the factors discussed above, particularly the strength of the Egg Products Division operations and the return to profitability in the Potato Products Division. It is management's strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products' contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins in most periods. Selling, general and administrative expenses increased as a percent of sales in the period ended September 30, 1998, as compared to the results of the same period in 1997, due primarily to increased foodservice marketing activities and spending to support the Company's information systems upgrade project. The 1997 period included non-recurring severance expenses, and other costs, including a reorganization of the Company's sales group, of approximately $2.4 million pretax and a non-recurring gain of approximately $1.3 million pretax resulting from the disposition of french fry production assets.

GENERAL

Certain of the Company's products are sensitive to changes in commodity prices. The Company's Egg Products Division derived approximately 6% of the Division's first nine months of 1998 net sales from shell eggs, which are sensitive to commodity price swings. Value-added extended shelf-life liquid egg product lines accounted for approximately 36% of the Egg Products Division's net sales. The remainder of Egg Products Division sales are derived from the sale of other egg products, which vary from being commodity-sensitive to value-added. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg pricing in the 1998 period was approximately 7% below 1997 levels as measured by a widely quoted pricing service. Gross profit margins for extended shelf-life liquid eggs and precooked egg products are less sensitive to commodity price fluctuations than are other egg products or shell eggs.

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

The Company invested $49,580,000 in capital expenditures during the nine months ended September 30, 1998. The Company plans to spend approximately $80,000,000 in total capital expenditures in 1998, the majority of which is to expand production capacity.

The Company has an unsecured line of credit for $80,000,000 with its principal banks. As of September 30, 1998, $22,000,000 was outstanding under this line of credit.

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

YEAR 2000

The Company has broken its "Year 2000" initiative into several projects. These projects include legacy systems, personal computer components, wide area network components, local area network components, and non - computer components. The approach used for each of these projects includes the following phases:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
================================================================================

YEAR 2000, CONT.

-   an inventory of possible Year 2000 components;
-   an assessment of Year 2000 compliance of each component;
-   any corrective action for items that fail the assessment phase.

The status for each of the projects follows:

Michael Foods undertook the implementation of the SAP Enterprise Resource Planning system in 1995 as a means to present a single interface with customers and to have better information available to management to make more effective decisions. This project addresses a majority of the Company's legacy systems and is scheduled for completion before the end of 1999. This project includes processes that begin with Order Entry and end with Accounts Receivable and Cash Application, plus Transportation and Warehouse Management, the Purchasing Life-Cycle, Financial Management, Product Costing, and Production Planning. The SAP system has been certified Year 2000 compliant by an outside party.

The Company will complete corrective actions for all personal computer hardware by November 1998 and all personal computer software by December 1998. The remaining information technology systems for wide area networking, local area networking, and communications are currently being assessed for Year 2000 compliance, with corrective action to be completed by June 1999. Overall business risk is judged to be not significant from these systems.

The Company's non-computer systems are now being assessed for Year 2000 compliance. The assessment of these systems will be completed by March 1999. Any corrective actions are expected to be completed by September 1999.

The Year 2000 projects include an evaluation of critical vendors, suppliers and customers relative to their Year 2000 readiness. Electronic data communications with customers will be tested. Information is being solicited from these important business partners and will be evaluated as it is received.

Based upon the assessment completed at this time, the Company does not anticipate any significant Year 2000 issues. All Year 2000 projects are proceeding according to management's expectations. However, if there are significant delays in their completion, or if major suppliers or customers experience Year 2000 issues with their systems, Year 2000 issues may have a material adverse affect on the operations of the Company.

After assessing the information received from customers and suppliers and evaluating the successful completion of the Year 2000 projects, the Company will develop an appropriate contingency plan, as required. It is anticipated that this plan will be developed by June 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
================================================================================

FORWARD-LOOKING STATEMENTS

Certain items in this Form 10-Q are forward-looking statements, which are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to numerous risks and uncertainties, including the possibility that capital projects and the Year 2000 initiative may not be completed as rapidly as management expects. Additional risks and uncertainties include variances in the demand for the Company's products due to consumer developments and industry developments, as well as variances in the costs to produce such products, including normal volatility in egg costs and feed costs. The Company's actual financial results could differ materially from the results estimated by, forecasted by, or implied by the Company in such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the period ended September 30, 1998 this disclosure is not applicable to the registrant.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a)  Exhibit

   27.1     Financial Data Schedule

(b) There were no reports on Form 8-K filed during the quarter ended September 30, 1998.


Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MICHAEL FOODS, INC.
                                  ----------------------------------------------
                                  (Registrant)


Date: November 13, 1998              By: /s/ Gregg A. Ostrander
                                         ---------------------------------------
                                         Gregg A. Ostrander
                                         (President and Chief Executive Officer)


Date: November 13, 1998              By: /s/ John D. Reedy
                                         ---------------------------------------
                                         John D. Reedy
                                         (Vice President - Finance, Treasurer,
                                         Chief Financial Officer and Principal
                                         Accounting Officer)