Form 10-K
period 1998-12-31
MICHAEL FOODS INC /MN
filed 1999-03-31
CIK 768158

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                               December 31, 1998
                          ------------------------------------------------------

Commission file number                                       0-15638
                          ------------------------------------------------------

                               MICHAEL FOODS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Minnesota                                         41-0498850
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)

Suite 324, Park National Bank Building
5353 Wayzata Boulevard
Minneapolis, Minnesota                                        55416
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (612) 546-1500
                                                   -----------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                     [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 4, 1999 was approximately $266 million based on the last price of such stock as reported by the Nasdaq National Market.

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of March 4, 1999, was 20,937,056 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instructions G (2) and G (3), the financial information about industry segments under Item 1 of Part I and the responses to Items 5, 6, 7, and 8 of Part II of this report are incorporated herein by reference to the Company's 1998 Annual Report to Shareholders (see Exhibit 13.1), and the responses to Items 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference to the information contained in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders to be held on April 29, 1999, to be filed with the Securities and Exchange Commission on or about March 26, 1999.

PART I

ITEM 1 - BUSINESS

FORWARD-LOOKING STATEMENTS

Certain items in this Form 10-K are forward-looking statements, which are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to numerous risks and uncertainties, including changes in domestic and international economic conditions. Additional risks and uncertainties include variances in the demand for the Company's products due to consumer and industry developments, as well as variances in the costs to produce such products, including normal volatility in egg and feed costs. The Company's actual financial results could differ materially from the results estimated by, forecasted by, or implied by the Company in such forward-looking statements.

GENERAL

Michael Foods, Inc. (the "Company") is a diversified producer and distributor of food products in four areas - egg products, refrigerated distribution, dairy products, and potato products. The Company, through its Egg Products Division, is the largest producer, processor and distributor of extended shelf-life liquid eggs and precooked, dried, hard-cooked and frozen egg products in the United States. The Refrigerated Distribution Division distributes a broad line of refrigerated grocery products directly to supermarkets, including cheese, shell eggs, bagels, butter, margarine, muffins, potato products, juice and ethnic foods. The Dairy Products Division processes and distributes soft serve mix, ice cream mix, and extended shelf-life ultrapasteurized milk and specialty dairy products to domestic fast food businesses and other foodservice outlets, independent retailers, ice cream manufacturers and others. The Potato Products Division processes and distributes refrigerated potato products sold to the foodservice and retail grocery markets in the United States. Financial information about the Company's business segments is incorporated by reference to "Note K" in the "Notes to Consolidated Financial Statements" on page 25 of the Company's 1998 Annual Report to Shareholders (see Exhibit 13.1).

The Company's strategy is to grow value-added food product sales, primarily in the foodservice market, by focusing on developing, marketing and distributing innovative, refrigerated products. The key to this strategy is "value-added", whether that is in the product, the distribution channel or in the service provided to customers.

EGG PRODUCTS

The Egg Products Division, comprised of M. G. Waldbaum Company ("Waldbaum") and Papetti's Hygrade Egg Products, Inc. ("Papetti's"), produces, processes and distributes numerous egg products and shell eggs. Management believes that the Egg Products Division is the largest egg products producer in the United States and is believed to be the second largest egg producer in the United States. Principal value-added egg products are ultrapasteurized, extended shelf-life liquid eggs ("Easy Eggs(R)" and "Table Ready(TM)"), egg white-based egg substitutes ("Better 'n Eggs(TM)", "Table Ready(TM)", and "All Whites(TM)") and precooked egg products. Other egg products include frozen, liquid and dried egg whites, yolks and whole eggs, and hard-cooked eggs. The Division is the largest supplier of extended shelf-life liquid eggs, precooked egg patties and omelets, and hard-cooked eggs in the United States and is a leading supplier of frozen, liquid and dried whole eggs, whites and yolks. The Division distributes its egg products to food processors and foodservice customers primarily throughout the United States with some international sales in the Far East and Europe. The largest selling product line within the Division, extended shelf-life liquid eggs, and other egg products are marketed nationally to a wide variety of foodservice and industrial customers. The Division also is a leading supplier of egg white-based egg substitutes sold in the U. S. retail and foodservice markets. Most of the Division's annual shell egg sales are made to the Company's Refrigerated Distribution Division, which, in turn, distributes them throughout its' 23 state territory.

In 1998, the Division derived approximately 94% of net sales from egg products, with 6% of net sales coming from shell eggs. Pricing for shell eggs and certain egg products in the United States reflects levels reported by Urner Barry Spot Egg Market Quotations ("Urner Barry"), a recognized industry publication. Prices of certain valued-added products, such as extended shelf-life liquid eggs, egg substitutes, and precooked egg products typically are not significantly affected by Urner Barry quoted price levels. Such products accounted for approximately 60% of the Division's 1998 sales. Prices for the Division's other products, including frozen, short shelf-life liquid, certain dried products, hard-cooked items and, particularly, shell eggs, are significantly affected by frequently changing market levels as reported by Urner Barry.

In 1998, 35-40% of the Division's egg needs were satisfied by production from Company-owned hens, with the balance being purchased under grower contracts and in the spot market. The cost of eggs from Company-owned facilities is largely dependent upon the cost of feed. The cost of eggs purchased under grower contracts and in the spot market is determined by normal market forces, with prices largely determined by reference to Urner Barry quotations. Historically, feed costs have generally been less volatile than have egg market prices and internally produced eggs generally are lower in cost than are externally sourced eggs. Key feed costs, such as corn and soybean meal, are partially hedged through the use of futures and other purchase contracts. There is no market mechanism for hedging egg prices.

The Division has endeavored to moderate the effects of egg market commodity factors through an emphasis on value-added products and the internal production of eggs, where the egg cost is somewhat controllable. Further, the Division attempts to match market-affected egg sourcing with the production of egg products whose selling prices are also market-affected, and cost-affected egg sourcing, as best can be managed, with higher value-added products priced over longer terms, such as 6-12 months, or more. The former allows the Division to typically realize a modest processing margin on such sales, even though there are notable commodity influences on both the egg sourcing cost and the egg products pricing, with each changing as frequently as weekly. Shell eggs are essentially a commodity and are sold based upon reported egg prices. Egg prices are significantly influenced by modest shifts in supply and demand. Pricing of shell eggs is also typically affected by seasonal demand related to increased consumption during holiday periods.

The Division's principal egg processing plants are located in New Jersey, Minnesota, Nebraska, Pennsylvania and Iowa. Certain of the Division's facilities are fully integrated from the production and maintenance of laying flocks through the processing of egg products. Fully automated laying barns, housing approximately 13,750,000, producing hens, are located in Nebraska, Minnesota and Colorado, of which approximately 1,500,000 are housed in contract facilities. Major laying facilities also maintain their own grain and feed storage facilities.

Further, the production of approximately 2,250,000 hens is under long-term supply agreements, with an additional 21,750,000 hens under shorter-term agreements. The Division also maintains facilities with approximately 2,800,000 pullets located in Nebraska and Minnesota.

REFRIGERATED DISTRIBUTION

The Refrigerated Distribution Division, comprised of Crystal Farms Refrigerated Distribution Company ("Crystal Farms") and Wisco Farm Cooperative, distributes a wide range of refrigerated grocery products directly to retailers and to wholesale warehouses. The Division believes that its strategy of offering quality branded products at a good value relative to national brands has contributed to its growth. These distributed refrigerated products, which consist principally of cheese, eggs, bagels, butter, margarine, muffins, potato products, juice and ethnic foods, are supplied by vendors, or other divisions of the Company, to the Division's specifications. Cheese accounts for approximately 54% of divisional annual sales. The Company operates a cheese packaging facility in Lake Mills, Wisconsin, which processes and wraps various cheese products for its Crystal Farms brand cheese business and for private label customers.

The Division has expanded its market area using both company-owned and leased resources and independent distributors. The Division's market area includes 23 states primarily in the Midwest and Southwest. Retail locations served by the Division number over 1,500. In 1998, sales to the warehouse operations of a major national food wholesaler, and to its owned and franchised stores, represented approximately 40% of Divisional sales. The Division maintains a fleet of refrigerated tractor-trailers to deliver products daily to its retail customers from ten distribution centers located centrally in its key marketing areas.

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

Soft serve, frozen yogurt and ice cream mixes are made to customers' specifications. Currently, the Division produces approximately 100 different formulations. The Division believes that the customization of high quality products and high customer service levels are critical to their business.

The Division has approximately 300 customers, including branded ice cream manufacturers, quick service restaurants, other foodservice outlets and independent ice cream retailers. The Division's top three customers represented approximately 51% of 1998 Divisional sales. Most of the Division's sales are to customers who purchase products on a cost-plus basis. This includes sales to most of the large quick-service restaurant chains operating in its market areas. Sales of soft serve, milk shake, and ice cream mixes are more seasonal than the Company's other products, with higher sales volume occurring between April and October. The addition of other specialty dairy products in recent years, such as coffee creamers and cartoned items, has somewhat offset the impact on the Division's sales and earnings from this seasonality.

POTATO PRODUCTS

Potato products are produced and sold by Northern Star Co. ("Northern Star") and Farm Fresh Foods, Inc. ("Farm Fresh"). As a result of a business strategy change in 1997, the Potato Products Division now exclusively processes and sells refrigerated potato products to both the foodservice and retail markets. Products consist of hash browns and diced, sliced, mashed, and other specialty potato products. In 1998, approximately 75% of the Potato Products Division's net sales were to the foodservice market, with the balance to the retail market.

The Division maintains its main processing facility in Minnesota, with a smaller facility located in California. The Division typically purchases approximately 80%-90% of its annual potato requirements from contract producers. The balance of potato requirements are purchased on the spot market. The Division maintains a high percentage of its contracted supply from irrigated fields and also has geographical diversification of its potato sources. However, weather remains an important factor in determining raw potato prices and quality. Variations in the purchase price and/or quality of potatoes can effect the Potato Products Division's operating results.

SALES, MARKETING AND CUSTOMER SERVICE

Each of the Company's four divisions has developed a marketing strategy, which emphasizes high quality products and customer service. Michael Foods Sales, an internal sales group, coordinates the sales of Waldbaum, Kohler and Northern Star, primarily for national and regional accounts, and is supported by a centralized order entry and customer service staff. A group of foodservice brokers is used by Michael Foods Sales to supplement its internal sales efforts. Further, the Egg Products Division utilizes two separate nationwide systems of brokers, one for the foodservice market and one for the retail market, and maintains a small sales group which handles certain industrial egg product sales. The Company has a small marketing staff, which executes marketing plans in the foodservice market, with additional resources available from outside agencies and consultants as needed.

The Refrigerated Distribution Division's internal and external sales personnel obtain orders from retail stores which are usually placed no more than one day ahead of the requested delivery date. The Division's marketing efforts are primarily focused on in-store and co-op advertising programs, which are executed with grocers on a market-by-market basis. During 1998, Crystal Farms increased its consumer support programs, with largely favorable sales volume results. Also, the Egg Products Division has a consumer support program to support various of its egg products sold in the retail market.

ACQUISITIONS

The Company has made acquisitions in prior years and anticipates that it will continue to make acquisitions as part of its strategic plan. In a pending transaction, announced in March 1999, the Company's Dairy Products Division will acquire a dairy products facility in Connecticut, allowing for a broader expansion of the dairy mix and creamer business into the eastern United States. This transaction will involve an acquisition of certain production assets and customer list, and a long-term lease for the land and building, with an option to purchase the land and building upon the termination of the lease. It is expected the transaction will be completed by May 1999. The facility generated 1998 net sales of approximately $37 million.

Earlier in 1999, the Company made two investments in Europe. The first investment was a 25% interest in Belovo S.A., a specialty egg products company, based in Belgium. The second investment was a 50/50 joint venture with the founding shareholders of Belovo forming, The

Lipid Company, a company involved in the extraction of phospholipids from egg yolks for use in the field of nutraceuticals.

PROPRIETARY TECHNOLOGIES

In 1988, the Company acquired an exclusive license to use a patented process, developed by North Carolina State University, for the ultrapasteurization of liquid eggs. The patents are scheduled to expire in 2006. The process results in liquid eggs that are salmonella and listeria negative, pursuant to United States Department of Agriculture ("USDA") regulations. Salmonella and listeria are bacteria, which can contaminate shell eggs. The process also extends the shelf-life of liquid eggs from less than two weeks to over ten weeks. The Company has an aseptic plant in Gaylord, Minnesota, which processes the ultrapasteurized liquid egg needs of Waldbaum.

The Company and the patent holder have initiated litigation against several processors of competing liquid egg products, claiming infringement of the original and subsequent related process patents with respect to ultrapasteurized liquid egg production. In 1992, a jury for the United States District Court for the Middle District of Florida found the original patent to be valid and that a processor, Bartow Food Co., willfully and deliberately infringed the patent. In another action, the United States District Court for the District of New Jersey found in 1992 and 1993 that Papetti's had infringed the patents and that the licensed patents are valid and enforceable. In 1994, the Court of Appeals for the Federal Circuit upheld this judgment. In 1996 there were other developments regarding the patentability of the claims under the patents. See Item 3 "Legal Proceedings."

As a result of the 1997 acquisition of Papetti's, the Company also owns an exclusive sublicense to use a patented process for the electro-heating of liquid eggs, which is scheduled to expire in 2006. The process results in liquid eggs that are salmonella and listeria negative, pursuant to USDA regulations. This process also extends the shelf-life of refrigerated liquid eggs from less than two weeks to over ten weeks. The Company has an aseptic plant in Elizabeth, New Jersey, which processes the ultrapasteurized liquid egg needs of Papetti's.

TRADENAMES

The Egg Products Division maintains numerous tradenames for its products, including "Logan Valley", "Wakefield", "Sunny Side Up(R)", "Michael Foods", "Deep Chill(TM)", "MicroFresh", "MGW", "Simply Eggs(R) Brand", "Better `n Eggs(TM)", "Chef's Omelet(TM) Brand", "Express Eggs", "Quaker State Farms", and "Broke N' Ready". Ultrapasteurized liquid eggs are marketed using the "Easy Eggs(R)" and "Table Ready(TM)" tradenames.

Refrigerated Distribution Division products are marketed principally under the "Crystal Farms(R)" tradename. In addition, the Division is the principal distributor of "Bongards" cheese in Minnesota. The Division also distributes eggs, butter, cheese, bagels, and ethnic foods under a number of other customer-owned tradenames.

Within the Dairy Products Division, "Kohler" and "Midwest Mix, Inc." are the two primary tradenames.

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

The Company's Refrigerated Distribution Division competes with the refrigerated products of other suppliers such as Beatrice Companies, Inc., Kraft Foods, Inc., Land O' Lakes, Inc., and Sargento Cheese Company, Incorporated. The Division believes that its emphasis on a high level of service and lower-priced branded products has enabled it to compete effectively in its market area with larger national brand companies.

Management believes the Dairy Products Division provides the majority of the soft serve mix, and a significant percentage of ice cream mix, sold in Minnesota and Wisconsin. Kohler also has a large percentage of the UHT soft serve mix and UHT fluid milk business with quick service restaurant chains in the central United States. Competitors include local dairies utilizing conventional pasteurization and regional dairies with UHT products.

The Potato Products Division has a leading market share in refrigerated potato products sold in the United States foodservice and retail markets, where competitors are generally smaller, local or regional companies. One refrigerated potato products competitor, Reser's Fine Foods, Inc., has a national presence. Certain companies in the frozen potato products business, such as Ore-Ida Foods, Inc. (a subsidiary of H. J. Heinz Co.) and Lamb-Weston, Inc. (a subsidiary of ConAgra, Inc.), also sell frozen versions of potato products which are sold by the Division in refrigerated form.

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

Crystal Farms' cheese and butter products and Kohler's mix products are affected by milk price supports established by the USDA. The support price serves as an artificial minimum price for these products, which may not be indicative of market conditions that would prevail if such supports were abolished.

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

In February 1999, Kohler Mix Specialties, Inc. initiated a recall of certain cartoned dairy products produced at its facility in White Bear Lake, Minnesota. The plant's carton packaging room was reopened on February 17, 1999 after cleaning, inspecting and retraining. The Company worked closely with the Minnesota Department of Agriculture and the United States Food and Drug Administration in connection with the dairy product recall and the resumption of carton-filling processes.

EMPLOYEES

The Company employed approximately 4,160 employees at December 31, 1998. Of this total, the Egg Products Division employed approximately 2,600 full-time and 400 part-time employees, with approximately 20 of these employees represented by a union. The Refrigerated Distribution Division employed approximately 380 employees, none of whom are represented by a union. The Dairy Products Division employed approximately 230 people, of which the Milk Drivers and Dairy Employees Union represented approximately 80 of its production personnel at the Minnesota facility. The Potato Products Division employed approximately 300 employees, of whom approximately 200 are represented by the Bakery, Laundry, Allied Sales Drivers and Warehousemen Union affiliated with the Teamsters. The Michael Foods Corporate, Sales, Distribution and Customer Service, and Information Systems groups collectively employed approximately 250 people at December 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                         Officer
Name                    Age   Position                                   Since
--------------------------------------------------------------------------------
Gregg A. Ostrander      46    President and Chief Executive Officer      1993

Jeffrey M. Shapiro      51    Executive Vice President and Secretary     1987

John D. Reedy           53    Vice President - Finance, Chief            1988
                              Financial Officer and Treasurer

Mark D. Witmer          41    Assistant Treasurer                        1995

James D. Clarkson       46    President - Northern Star                  1995

Bill L. Goucher         52    President - Waldbaum                       1993

James J. Kohler         45    President - Kohler                         1988

Arthur N. Papetti       67    President - Papetti's                      1997

Norman A. Rodriguez     56    President - Crystal Farms                  1989

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

Egg Products Division

The following table summarizes certain information concerning the Egg Products Division's principal facilities:

                                                                         Owned/
Location             Principal Use                    Approx. Sq. Ft.    Leased
--------             -------------                    ---------------    ------
Elizabeth, NJ        Processing                            75,000        Leased
Elizabeth, NJ        Processing                           125,000        Leased
Elizabeth, NJ        Sales and Distribution                80,000        Leased
Klingerstown, PA     Processing and Distribution          139,000        Leased
Klingerstown, PA     Processing and Distribution           19,000        Leased
Kansas City, MO      Processing                            63,000        Owned
Lenox, IA            Processing and Distribution           87,000        Owned
Gaylord, MN          Processing and Distribution          190,000        Owned
LeSueur, MN          Processing                            29,000        Owned
Wakefield, NE        Processing and Distribution          323,000        Owned
Bloomfield, NE       Processing and Distribution           80,000        Owned
Hudson, CO           Processing and Distribution           49,000        Owned
Gaylord, MN          Egg Production                       349,000        Owned
Gaylord, MN          Pullet Houses                        130,000        Owned
LeSueur, MN          Egg Production                       345,000        Owned
Wakefield, NE        Pullet Houses                        432,000        Owned
Wakefield, NE        Egg Production                       658,000        Owned
Plainview, NE        Pullet Houses                        112,000        Owned
Bloomfield, NE       Egg Production                       619,000        Owned
Hudson, CO           Egg Production                       312,000        Owned

The Division leases office space for its headquarters, financial and administrative services staff in suburban Minneapolis and owns approximately 950 acres of land in Nebraska, Minnesota and Colorado, and also leases land in Bloomfield, Nebraska.

Refrigerated Distribution Division

Crystal Farms leases administrative and sales offices in suburban Minneapolis and several small warehouses across the U. S., and owns a 33,000 square foot distribution center located near LeSueur, Minnesota. The Division also owns and operates a 48,200 square foot refrigerated warehouse and a 19,000 square foot cheese packaging facility on a 19 acre site in Lake Mills, Wisconsin.

Dairy Products Division

Kohler's facilities in White Bear Lake, Minnesota consist of three owned buildings, with the main plant containing approximately 95,000 square feet. Kohler also leases a UHT dairy plant in Sulphur Springs, Texas comprising approximately 40,000 square feet.

Potato Products Division

Northern Star owns a processing plant and land located in Minneapolis, Minnesota, consisting of approximately 175,000 square feet of production area. Farm Fresh leases five buildings in Bell Gardens, California, comprising approximately 28,600 square feet.

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

In 1996, NCSU received Final Office Actions issued by the PTO. In these Actions, the examiner rejected claims under the four process patents held by NCSU. NCSU and the Company are continuing to process the claims with the examiner and have appealed the rejection to the PTO's Board of Patent Appeals and Interferences. An unsatisfactory result of the PTO appeal would be appealed to the Court of Appeals for the Federal Circuit. Counsel to NCSU and the Company estimates that a full appeal process could take several years to complete. Pending the outcome of such appeals, the patents remain valid and in full force and effect. Parties infringing the patents may be liable for damages based upon their infringement.

On December 31, 1998, the following material litigation was pending with respect to the Company:

Nulaid Foods, Inc. v. Michael Foods, Inc. and North Carolina State University.
U. S. District Court for the Eastern District of California, Civil Action No. CIV-S-93-1319WBSJFM. This is an action commenced by Nulaid Foods, Inc. seeking a declaratory judgment that the patents, which are subject to a license between the Company and NCSU, are invalid. The Company and NCSU have counterclaimed for infringement of the patents by the plaintiff. Further proceedings in this litigation are stayed pending reexamination of the patents in the PTO as described above.

The Company is also engaged in routine litigation incidental to its business, which management believes will not have a material effect on its consolidated financial position, liquidity, or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(2), information is incorporated by reference to "Market Price Ranges" and "Listing" on the inside back cover of the Company's 1998 Annual Report to Shareholders (see Exhibit 13.1).

ITEM 6 - SELECTED FINANCIAL DATA

Pursuant to General Instruction G(2), information is incorporated by reference to "Summary of Consolidated Financial Data" on page 27 of the Company's 1998 Annual Report to Shareholders (see Exhibit 13.1).

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pursuant to General Instruction G(2), information is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 - 16 of the Company's 1998 Annual Report to Shareholders (see Exhibit 13.1).

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to General Instruction G (2), information is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations, Market Risk" on page 16 of the Company's 1998 Annual Report to Shareholders (see Exhibit 13.1).

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pursuant to General Instruction G (2), information is incorporated by reference to "Report of Independent Certified Public Accountants" and "Consolidated Financial Statements of Michael

Foods, Inc." on pages 17 - 26, and "Quarterly Financial Data (Unaudited)" on page 27, of the Company's 1998 Annual Report to Shareholders (see Exhibit 13.1).

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3), information is incorporated by reference to "Election of Directors" in the Proxy Statement of the Company to be filed with the Securities and Exchange Commission on or about March 26, 1999. For information with respect to executive officers, reference is made to Part I,
Item 1 of this Report on Form 10-K.

ITEM 11 - EXECUTIVE COMPENSATION

Pursuant to General Instruction G (3), information is incorporated by reference to "Executive Compensation" in the Proxy Statement of the Company to be filed with the Securities and Exchange Commission on or about March 26, 1999.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3), information is incorporated by reference to "Security Ownership" in the Proxy Statement of the Company to be filed with the Securities and Exchange Commission on or about March 26, 1999.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), information is incorporated by reference to "Election of Directors", "Certain Relationships and Related Party Transactions", and "Security Ownership" in the Proxy Statement of the Company to be filed with the Securities and Exchange Commission on or about March 26, 1999.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of this report:

1. The following consolidated financial statements of the Company, included in the 1998 Annual Report to Shareholders, are incorporated by reference in Item 8 and are also incorporated herein by reference (see
         Exhibit 13.1):

         Consolidated balance sheets - December 31, 1998 and 1997

         Consolidated statements of operations - Years ended December 31, 1998, 1997 and 1996

         Consolidated statements of shareholders' equity - Years ended December 31, 1998, 1997 and 1996

         Consolidated statements of cash flows - Years ended December 31, 1998, 1997 and 1996

         Notes to consolidated financial statements

         Report of Independent Certified Public Accountants

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

3.       Exhibits

         Reference is made to Item 14 (c), footnote (5) for exhibits filed with this form.

(b)  Reports on Form 8-K

There were no reports filed on Form 8-K during the fourth quarter of 1998.

(c)  Exhibits and Exhibit Index

Exhibit
No.      Description
---      -----------

3.1 Amended and Restated Articles of Incorporation of the Company dated February 28, 1997. (1)

3.2      Amended and Restated Bylaws of the Company as of March 4, 1999. (5)

4.1      Form of Common Stock Certificate. (1)

10.2* Michael Foods, Inc. 1987 Non-Qualified Stock Option Plan and Non-Qualified Stock Option Agreement (filed as Exhibit 10.16 to Michael Foods, Inc., a Delaware corporation's Registration Statement on Form S-1 Registration No. 33-12949 and incorporated herein by reference).
         (1)

10.3*    Form of Michael Foods, Inc. Director Stock Option Agreement (filed as
         Exhibit 10.25 to Michael Foods, Inc., a Delaware corporation's Registration Statement on Form S-1 Registration No. 33-12949 and incorporated herein by reference). (1)

10.5 Loan Agreement and Promissory Note between Metropolitan Life Insurance Company and Michael Foods, Inc., dated December 1, 1989 (filed as
         Exhibit 10.43 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference). (1)

10.6* Amendment to Michael Foods, Inc. Incentive and Non-Qualified Stock Option Plans, dated November 21, 1989 (filed as Exhibit 4.6 to Michael Foods, Inc., a Delaware corporation's Registration Statement on Form S-8 effective November 21, 1989, Registration No. 33-31914 and incorporated herein by reference). (1)

10.7 License Agreement between Michael Foods, Inc. and North Carolina State University, dated November 28, 1989 (filed as Exhibit 10.56 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).
         (1)

10.8 Amendment dated December 18, 1996 to License Agreement between Michael Foods, Inc., a Delaware corporation, and North Carolina State University, dated November 28, 1989. (1)

10.9* Severance Plan for Eligible Employees of Michael Foods, Inc. and its Subsidiaries (incorporated by reference from the Michael Foods, Inc., a Delaware corporation's Form 8, Amendment No. 1 to Report on Form 10-K for the year ended December 31, 1990). (1)

10.10 First Amendment to December 1, 1989 Loan Agreement and Promissory Note between Michael Foods, Inc. and Metropolitan Life Insurance Company, dated October 14, 1992 (filed as Exhibit 10.67 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference). (1)

10.11* Amendment to the Michael Foods, Inc. Non-Qualified Stock Option Plan (filed as Exhibit 4.7 to the Michael Foods, Inc., a Delaware corporation's Registration Statement on Form S-8 effective June 9, 1993 Registration No. 33-64078 and incorporated by reference). (1)

10.12* Stock Option Plan for Non-Employee Directors (filed as Exhibit 4.1 to the Michael Foods, Inc., a Delaware corporation's Registration Statement on Form S-8 effective June 9, 1993 Registration No. 33-64076 and incorporated herein by reference). (1)

10.13*   Michael Foods, Inc. 1994 Executive Incentive Plan (filed as Exhibit
         10.76 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference). (1)

10.14* Michael Foods, Inc. 1994 Executive Performance Stock Award Plan (filed as Exhibit 10.77 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference). (1)

10.16 Second Amendment to December 1, 1989 Loan Agreement and Promissory Note between Michael Foods, Inc. and Metropolitan Life Insurance Company, dated February 23, 1994 (filed as Exhibit 10.81 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference). (1)

10.17*   Michael Foods, Inc. Employee Stock Purchase Plan (filed as Exhibit
         10.88 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference). (1)

10.24* Michael Foods, Inc. 1994 Executive Incentive Plan, as Amended Effective January 1, 1995 (filed as Exhibit 10.97 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference). (1)

10.25* Michael Foods, Inc. 1994 Executive Incentive Plan, as Amended Effective January 1, 1996 (filed as Exhibit 10.98 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference). (1)

10.37* Form of Employment Agreement between Michael Foods, Inc., a Delaware corporation and Arthur J. Papetti dated February 26, 1997. (2)

10.39 Form of Loan Agreement dated as of February 26, 1997 between Michael Foods, Inc., a Delaware corporation and various Lenders with regard to $125,000,000 of 7.58% Senior Notes due February 26, 2009, including form of Note and Novation and Assumption Agreement. (1)

10.40 Form of Amendment Agreement dated as of February 26, 1997 between Michael Foods, Inc., a Delaware corporation and Metropolitan Life Insurance Company regarding up to $50,000,000 of 9.5% Senior Notes due December 1, 1999, including form of Note and Novation and Assumption Agreement. (1)

10.41 Form of Revolving Loan Agreement dated as of February 28, 1997 among Michael Foods, Inc., a Delaware corporation, the Listed Banks and Bank of America National Trust, including exhibits. (1)

10.42* Form of Employment Agreement between Michael Foods, Inc., a Delaware corporation and Stephen Papetti dated February 26, 1997. (2)

10.43* Form of Employment Agreement between Michael Foods, Inc., a Delaware corporation and Arthur N. Papetti dated February 26, 1997. (1)

10.44 Lease by and between ASA Company, as Landlord and Michael Foods, Inc., a Delaware corporation as Tenant dated February 26, 1997. (1)

10.45 Lease by and between Rechsteiner/Papetti, et al., as Landlord and Michael Foods, Inc., a Delaware corporation as Tenant dated February 26, 1997. (1)

10.46 Lease by and between Jersey Pride Urban Renewal, as Landlord and Michael Foods, Inc., a Delaware corporation as Tenant dated February 26, 1997. (1)

10.47 Lease by and between Papetti Holding Company, as Landlord and Michael Foods, Inc., a Delaware corporation as Tenant dated February 26, 1997.
         (1)

10.48 Lease by and between Papetti Holding Company, as Landlord and Michael Foods, Inc., a Delaware corporation as Tenant dated February 26, 1997.
         (1)

10.49 Lease by and between Papetti Holding Company, Jack Bernstein, Sherwood Weiser and Estate of David Levinson, as Landlord and Michael Foods, Inc., a Delaware corporation as Tenant dated February 26, 1997. (1)

10.50 Lease by and between A & A Urban Renewal, as Landlord and Michael Foods, Inc., a Delaware corporation as Tenant dated February 26, 1997.
         (1)

10.51* Resolution adopted by the Board of Directors on May 12, 1998, amending the Severance Plan for Eligible Employees of Michael Foods, Inc. and Subsidiaries and extending its termination date for one additional year. (5)

10.52* Employment Agreement between Michael Foods, Inc. and J. D. Clarkson, dated October 31, 1997. (3)

10.53* Amended and Restated Employment Agreement between Michael Foods, Inc., and Gregg A. Ostrander, dated December 31, 1997. (3)

10.54* Amended and Restated Employment Agreement between Michael Foods, Inc. and Jeffrey M. Shapiro, dated October 31, 1997. (3)

10.55* Amended and Restated Employment Agreement between Michael Foods, Inc. and Norman A. Rodriguez, dated October 31, 1997. (3)

10.56* Amended and Restated Employment Agreement between Michael Foods, Inc. and James J. Kohler, dated October 31, 1997. (3)

10.58* Amended and Restated Employment Agreement between Michael Foods, Inc. and John D. Reedy, dated October 31, 1997. (3)

10.59* Amended and Restated Employment Agreement between Michael Foods, Inc. and Bill L. Goucher, dated October 31, 1997. (3)

10.60*   Michael Foods, Inc. 1997 Stock Incentive Plan (4)

10.61 Sublicense Agreement between R & P Liquid Egg Technology Limited Partnership and Papetti's Hygrade Egg Products, Inc., dated December 31, 1993. (3)

10.62 Assignment and Acceptance Agreement between Bank of America National Trust & Savings Association and Summit Bank dated November 20, 1997.
         (3)

10.63 Amendment No. 3 to the Agreement and Plan of Reorganization By and Among Michael Foods, Inc. and Papetti's Hygrade Egg Products, Inc., et. al., dated February 25, 1998. (3)

10.64* Michael Foods, Inc. 1994 Executive Incentive Plan, as Amended Effective January 1, 1999. (5)

10.65* Amended and Restated Employment Agreement between Michael Foods, Inc. and Norman A. Rodriguez, dated January 1, 1999. (5)

10.66* Amended and Restated Employment Agreement between Michael Foods, Inc. and Bill L. Goucher, dated January 1, 1999. (5)

10.67* Amended and Restated Employment Agreement between Michael Foods, Inc. and J. D. Clarkson, dated January 1, 1999. (5)

13.1     1998 Annual Report to Shareholders (5)

21.1     Schedule of Michael Foods, Inc. Subsidiaries (5)

23.1     Consent of Independent Certified Public Accountants-- Grant Thornton
         LLP (5)

27.1     Financial Data Schedule (5)


*  Management Contract or Compensation Plan Arrangement

(1) Incorporated by reference from the Company's Report on Form 8-K filed March 13, 1997.

(2) Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1996, filed March 28, 1997.

(3) Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1997, filed March 31, 1998.

(4) Incorporated by reference from the Company's Form S-8 filed effective March 25, 1997, Registration No. 333-23949.

(5) Filed as an exhibit to this Form 10-K.

(d)  Schedule

                                                                     SCHEDULE II

                      MICHAEL FOODS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

----------------------- ------------- --------------------------- --------------- ------------
       Col. A               Col. B              Col. C                Col. D         Col. E
----------------------- ------------- --------------------------- --------------- ------------
                                              Additions
                                      ---------------------------
                                           (1)          (2)
                                                    Charges to
                          Balance at    Charged to     Other                        Balance at
                          Beginning     Costs and     Accounts-      Deductions-      End of
    Description           of Period     Expenses    Describe (a)    Describe (b)     Period
----------------------- ------------- ------------ -------------- --------------- ------------
Allowance for
 Doubtful Accounts

For the Year Ended
 December 31, 1996:        $783,000     $409,000            $0       $294,000       $898,000

For the Year Ended
 December 31, 1997:        $898,000     $749,000      $658,000       $557,000     $1,748,000

For the Year Ended
 December 31, 1998:      $1,748,000     $861,000            $0       $484,000     $2,125,000


-----------------------------------
(a) Balance acquired as it relates to the Papetti's acquisition
(b) Write-offs of accounts deemed uncollectible

--------------------------------------------------------------------------------

Report of Independent Certified Public Accountants on Schedule

Board of Directors
Michael Foods, Inc.

In connection with our audit of the consolidated financial statements of Michael Foods, Inc. and subsidiaries referred to in our report dated February 15, 1999, which is included in the Michael Foods, Inc. 1998 Annual Report to Shareholders and incorporated by reference in Part II of this form, we have also audited
Schedule II for each of the three years in the period ended December 31, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                                /s/GRANT THORNTON LLP


Minneapolis, Minnesota
February 15, 1999

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  MICHAEL FOODS, INC.

Date: March 31, 1999              By: /s/ Gregg A. Ostrander
                                      ----------------------
                                      Gregg A. Ostrander
                                      (President and Chief Executive Officer)

Date: March 31, 1999              By: /s/ John D. Reedy
                                      -----------------
                                      John D. Reedy
                                      (Vice-President-Finance, Treasurer, Chief
                                      Financial Officer and Principal Accounting
                                      Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Arvid C. Knudtson                                   March 31, 1999
---------------------
Arvid C. Knudtson
(Chairman of the Board)

/s/ Gregg A. Ostrander                                  March 31, 1999
----------------------
Gregg A. Ostrander (Director,
President & Chief Executive Officer)

/s/ Maureen B. Bellantoni                               March 31, 1999
-------------------------
Maureen B. Bellantoni (Director)

/s/ Richard A. Coonrod                                  March 31, 1999
----------------------
Richard A. Coonrod (Director)

/s/ Daniel P. Dillon                                    March 31, 1999
--------------------
Daniel P. Dillon (Director)

/s/ Miles E. Efron                                      March 31, 1999
------------------
Miles E. Efron (Director)

/s/ Jerome J. Jenko                                     March 31, 1999
-------------------
Jerome J. Jenko (Director)

/s/ Joseph D. Marshburn                                 March 31, 1999
-----------------------
Joseph D. Marshburn (Director)

/s/ Jeffrey J. Michael                                  March 31, 1999
----------------------
Jeffrey J. Michael (Director)

/s/ Margaret D. Moore                                   March 31, 1999
---------------------
Margaret D. Moore (Director)

/s/ Arthur J. Papetti                                   March 31, 1999
---------------------
Arthur J. Papetti (Director)

/s/ Stephen T. Papetti                                  March 31, 1999
----------------------
Stephen T. Papetti (Director)

EXHIBIT INDEX

Exhibit
No.
---

3.2      Amended and Restated Bylaws of the Company as of March 4,
         1999.

10.51* Resolution adopted by the Board of Directors on May 12, 1998, amending the Severance Plan for Eligible Employees of Michael Foods, Inc. and Subsidiaries and extending its termination date for one additional year.

10.64* Michael Foods, Inc. 1994 Executive Incentive Plan, as Amended Effective January 1, 1999.

10.65* Amended and Restated Employment Agreement between Michael Foods, Inc. and Norman A. Rodriguez, dated January 1, 1999.

10.66* Amended and Restated Employment Agreement between Michael Foods, Inc. and Bill L. Goucher, dated January 1, 1999.

10.67* Amended and Restated Employment Agreement between Michael Foods, Inc. and J. D. Clarkson, dated January 1, 1999.

13.1     1998 Annual Report to Shareholders

21.1     Schedule of Michael Foods, Inc. Subsidiaries

23.1     Consent of Independent Certified Public Accountants -- Grant
         Thornton LLP

27.1     Financial Data Schedule