Form 10-Q
period 1999-03-31
MICHAEL FOODS INC /MN
filed 1999-05-14
CIK 768158

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of May 3, 1999 was 20,586,924 shares.

                         PART I - FINANCIAL INFORMATION

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

================================================================================
                                                    March 31,     December 31,
ASSETS                                                 1999           1998
------                                             ------------   ------------
CURRENT ASSETS
  Cash and equivalents                             $  4,679,000   $  2,047,000
  Accounts receivable, less allowances               92,116,000     97,639,000
  Inventories                                        77,249,000     74,250,000
  Prepaid expenses and other                          3,727,000      3,884,000
                                                   ------------   ------------
       Total current assets                         177,771,000    177,820,000

PROPERTY, PLANT AND EQUIPMENT-AT COST
  Land                                                4,336,000      4,336,000
  Buildings and improvements                        105,246,000    105,567,000
  Machinery and equipment                           341,958,000    328,067,000
                                                   ------------   ------------
                                                    451,540,000    437,970,000
  Less accumulated depreciation                     195,939,000    187,759,000
                                                   ------------   ------------
                                                    255,601,000    250,211,000
OTHER ASSETS
  Goodwill, net                                     119,311,000    120,172,000
  Investments in Joint Ventures and other assets     12,440,000      3,313,000
                                                   ------------   ------------
                                                    131,751,000    123,485,000
                                                   ------------   ------------
                                                   $565,123,000   $551,516,000
                                                   ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
  Current maturities of long-term debt             $ 10,667,000   $ 10,663,000
  Accounts payable                                   49,426,000     44,376,000
  Accrued Liabilities
     Compensation                                     7,483,000     11,034,000
     Insurance                                        8,016,000      7,369,000
     Customer programs                               19,641,000     19,624,000
     Other                                           23,688,000     23,457,000
                                                   ------------   ------------
       Total current liabilities                    118,921,000    116,523,000

LONG-TERM DEBT, less current maturities             170,914,000    155,444,000
DEFERRED INCOME TAXES                                32,669,000     35,400,000
COMMITMENTS AND CONTINGENCIES                                 -              -

SHAREHOLDERS' EQUITY
  Common stock                                          206,000        211,000
  Additional paid-in capital                        111,195,000    119,871,000
  Retained earnings                                 131,218,000    124,067,000
                                                   ------------   ------------
                                                    242,619,000    244,149,000
                                                   ------------   ------------
                                                   $565,123,000   $551,516,000
                                                   ============   ============

================================================================================


See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    Three Months Ended March 31, (Unaudited)

================================================================================


                                                   1999           1998
                                               ------------   ------------
Net sales                                      $253,378,000   $245,589,000

Cost of sales                                   212,067,000    205,433,000
                                               ------------   ------------

    Gross profit                                 41,311,000     40,156,000

Selling, general and administrative expenses     24,224,000     23,144,000
                                               ------------   ------------

    Operating profit                             17,087,000     17,012,000

Interest expense, net                             2,820,000      2,764,000
                                               ------------   ------------

    Earnings before income taxes                 14,267,000     14,248,000

Income tax expense                                5,850,000      5,990,000
                                               ------------   ------------

    NET EARNINGS                               $  8,417,000   $  8,258,000
                                               ============   ============

Net Earnings Per Share
     Basic                                     $       0.40   $       0.38

     Diluted                                   $       0.40   $       0.37
                                               ============   ============


Weighted average shares outstanding
     Basic                                       21,009,000     21,846,000

     Diluted                                     21,230,000     22,208,000
                                               ============   ============

================================================================================


See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Three Months Ended March 31, (Unaudited)

================================================================================


                                                          1999            1998
                                                      ------------    ------------
Net cash provided by operating activities             $ 22,199,000    $ 20,425,000

Cash flows from investing activities:
  Capital expenditures                                 (15,308,000)    (19,514,000)
  Investments in joint ventures and other assets        (9,169,000)        366,000
                                                      ------------    ------------

Net cash used in investing activities                  (24,477,000)    (19,148,000)

Cash flows from financing activities:
  Payments on long-term debt                           (36,526,000)       (795,000)
  Proceeds from long-term debt                          52,000,000         700,000
  Proceeds from issuance of common stock                   219,000         766,000
  Repurchase of common stock                            (9,518,000)             --
  Dividends                                             (1,265,000)     (1,095,000)
                                                      ------------    ------------

Net cash provided by (used in) financing activities      4,910,000        (424,000)
                                                      ------------    ------------

Net increase in cash and equivalents                     2,632,000         853,000

Cash and equivalents at beginning of year                2,047,000       4,038,000
                                                      ------------    ------------

Cash and equivalents at end of period                 $  4,679,000    $  4,891,000
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

Michael Foods, Inc. (the "Company") utilizes a fiscal year consisting of either 52 or 53 weeks, ending on the Saturday nearest to December 31 each year. The quarters ended March 31, 1999 and 1998 each included thirteen weeks of operations. For clarity of presentation, the Company has described both periods presented as if the quarter ended on March 31.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1999 and the results of operations for the three months ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results for the full year.

The Company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 769,165 shares of Common Stock, with a weighted average exercise price of $24.83, which were outstanding during the three month period ended March 31, 1999, were excluded from the computation of common share equivalents for that period because they were anti-dilutive. There were no anti-dilutive options outstanding during the three month period ended March 31, 1998.

NOTE B - INVENTORIES

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful life of generally one to two years, assuming no salvage value.

Inventories consist of the following:
                                            March 31,            December 31,
                                             1999                   1998
                                          -------------         ------------
Raw materials and supplies                 $19,814,000           $15,389,000
Work in process and finished goods          38,004,000            36,977,000
Flocks                                      19,431,000            21,884,000
                                          -------------         ------------
                                           $77,249,000           $74,250,000
                                           ============          ===========

NOTE C - COMMITMENTS AND CONTINGENCIES

Use of Estimates
----------------
Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
                                   (Unaudited)

NOTE C - COMMITMENTS AND CONTINGENCIES, cont.

License Agreement
-----------------
The Company has an exclusive license agreement for a patented process for the production and sale of extended shelf-life egg products. Under the license agreement, the Company has the right to defend and prosecute infringement of the licensed patents. The U.S. Federal Court of Appeals has upheld the validity of the patents subject to the license agreement, but, subsequently, a patent examiner at the U.S. Patent and Trademark Office rejected the patents. The Company is appealing the decision of the examiner and believes the validity of the patents will ultimately be upheld. During the appeal process, the patents remain valid and in full force and effect. These patents are scheduled to expire in 2006.

Litigation
----------
The Company is engaged in routine litigation incidental to its business. Management believes it will not have a material effect upon its consolidated financial position, liquidity or results of operations.

NOTE D - SHAREHOLDERS' EQUITY

During the three months ended March 31, 1999, the Company repurchased 444,800 shares of Common Stock under a share repurchase program. Such repurchases began in July 1998. Through March 31, 1999, the Company had repurchased 1,488,000 shares of Common Stock.

NOTE E - RISKS AND UNCERTAINTIES

The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company, or entities the Company conducts business with, the Company's net sales and financial condition could be adversely effected.

NOTE F - INTERNATIONAL INVESTMENTS AND SUBSEQUENT EVENT

During the three months ended March 31, 1999, the Company made two investments in Europe to further its leadership in global egg products processing. The first investment was a 25% interest in Belovo, S. A., a specialty egg products company based in Belgium. The second investment was a 50/50 joint venture with the founding shareholders of Belovo forming The Lipid Company, a company involved in the extraction of phospholipids from egg yolks for use in the field of nutraceuticals.

In May 1999, the Company's Kohler Mix Specialties, Inc. subsidiary completed an acquisition of certain operating assets, customer list and the long-term lease of a dairy mix plant from H. P. Hood Inc. The Company has an option to purchase the building and land at the lease's termination. The plant mainly produces ultra-high temperature pasteurized dairy mixes for foodservice customers in the eastern United States. The facility generated 1998 net sales of approximately $37 million.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
                                   (Unaudited)

NOTE G - BUSINESS SEGMENTS

The Company has adopted Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The Company operates in four reportable segments - Egg Products, Refrigerated Distribution, Dairy Products and Potato Products. Certain financial information on the Company's operating segments is as follows (unaudited, in thousands):

                                              Egg      Refrigerated      Dairy       Potato
                                           Products    Distribution     Products    Products    Corporate      Total
                                       --------------------------------------------------------------------------------
QUARTER ENDED MARCH 31, 1999:
External net sales                         $152,150       $59,122       $28,662      $13,444        N/A       $253,378
Intersegment sales                            5,694            21           268          607        N/A          6,590
Operating profit (loss)                      14,982         2,050           896        1,192     (2,033)        17,087
QUARTER ENDED MARCH 31, 1998:
External net sales                         $151,807       $53,025       $28,148      $12,609        N/A       $245,589
Intersegment sales                            5,930            31           455          479        N/A          6,895
Operating profit (loss)                      15,330         1,794         1,082          625     (1,819)        17,012


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

THREE MONTHS ENDED MARCH 31, 1999 VS THREE MONTHS ENDED MARCH 31, 1998

RESULTS OF OPERATIONS

Readers are directed to Note G - Business Segments for data on the unaudited financial results of the Company's four business segments for the three months ended March 31, 1999 and 1998.

Egg Products Division net sales for the 1999 period reflected unit sales increases, particularly for value-added products, which more than offset deflationary pricing impacts on certain products. Sales were particularly strong for precooked frozen omelets, patties and curds. Egg prices decreased approximately 5% compared to first quarter 1998 levels, as reported by Urner Barry Publications - a widely quoted industry pricing service. This decrease helped reduce the cost of purchased eggs, while also reducing selling prices for certain egg products and shell eggs. Approximately two-thirds of the Division's annual egg needs are purchased under contracts, or in the spot market. While a portion of these eggs are secured under fixed price contracts, a majority are priced according to the cost of grain inputs or to egg market prices as reported by Urner Barry. Approximately one-third of annual egg needs are sourced from internal flocks, where feed costs typically represent roughly two-thirds of the cost of producing such eggs. Feed costs were lower in the 1999 period, compared to the 1998 period, due to lower prices for both corn and soybean meal. Decreased egg costs, for both internally and externally procured eggs, in the 1999 period, compared to the 1998 period, were more than offset by pricing weakness, creating margin pressure for certain egg products. The most effected were egg products sold to industrial users such as bakeries and other food processors.

Refrigerated Distribution Division net sales for the 1999 period reflected strong unit sales increases, with cheese, butter, and potato products showing particular strength. Sales growth resulted from a brand repositioning over the past two years and a more recent consumer advertising campaign in selected markets, along with new account activity and new product introductions. The volume growth, along with a decline in product costs related to the national butterfat market, resulted in margin expansion in the 1999 period.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
================================================================================

THREE MONTHS ENDED MARCH 31, 1999 VS THREE MONTHS ENDED MARCH 31, 1998, CONT.

RESULTS OF OPERATIONS, CONT.

The modest Dairy Products Division net sales increase for the 1999 period reflected strong unit sales gains for core dairy mix and creamer products, which more than offset the effects of a recall of certain cartoned specialty dairy products early in the period. As a result of the recall, sales volumes for cartoned products (approximately 15-20% of annual sales) for the main dairy products facility were well below normal levels for the 1999 period. The recall has effectively been completed and production and sales of cartoned products from the main plant have resumed. However, to date, such production and sales have not returned to pre-recall levels. Divisional operating profit declined in the 1999 period as a result of incremental expenses incurred during the recall period which were outside of the scope of insurance coverage.

Potato Products Division net sales for the 1999 period reflected a strong unit sales increase, particularly for foodservice mashed items. New account activity, same-account sales growth and new product introductions all contributed to the sales gain. The significant operating profit increase in the 1999 period resulted primarily from the volume growth, as plant operations at the main potato processing facility benefited from the increased production throughput.

The decrease in gross profit margin of the Company for the period ended March 31, 1999, as compared to the results of the same period in 1998, reflected the factors discussed above, particularly the weakness in the industrial segment of the Egg Products Division. It is management's strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products' contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins in most periods. Selling, general and administrative expenses increased as a percent of sales in the period ended March 31, 1999, as compared to the results of the same period in 1998. Expenses increased due to amortization of the costs associated with the Company's information systems upgrade project and due to additional sales and marketing efforts.

GENERAL

Certain of the Company's products are sensitive to changes in commodity prices. The Company's Egg Products Division derived approximately 6% of the Division's first three months of 1999 net sales from shell eggs, which are sensitive to commodity price swings. Value-added extended shelf-life liquid egg products lines and precooked egg products accounted for approximately 50% of the Egg Products Division's net sales. The remainder of Egg Products Division sales is derived from the sale of other egg products, which vary from being commodity-sensitive to value-added. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg pricing in the 1999 period was approximately 5% below 1998 levels as measured by a widely quoted pricing service. Gross profit margins for extended shelf-life liquid eggs, egg substitutes, and precooked egg products are less sensitive to commodity price fluctuations than are other egg products or shell eggs.

The Company's Refrigerated Distribution Division derives approximately 70% of its net sales from refrigerated products produced by others, thereby reducing the effects of commodity price swings. The balance of refrigerated distribution sales are from shell eggs, some of which are produced by the Egg Products Division and are sold on a distribution, or non-commodity, basis by the Refrigerated Distribution Division.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
================================================================================

THREE MONTHS ENDED MARCH 31, 1999 VS THREE MONTHS ENDED MARCH 31, 1998, CONT.

GENERAL, CONT.

The Dairy Products Division sells its products primarily on a cost-plus basis and, therefore, the Division's earnings are not typically affected greatly by raw ingredient price fluctuations, except over short time periods.

The Potato Products Division typically purchases 70%-90% of its raw potatoes from contract producers under annual contracts. The remainder is purchased at market prices to satisfy short-term production requirements or to take advantage of market prices when they are lower than contracted prices. Moderate variations in the purchase price of raw materials or the selling price per pound of end products can have a significant effect on Potato Products Division operating results.

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

During the 1999 period, the Company made two investments in Europe. The first investment was a 25% interest in Belovo, S. A., a specialty egg products company based in Belgium. The second investment was a 50/50 joint venture with the founding shareholders of Belovo forming The Lipid Company, a company involved in the extraction of phospholipids from egg yolks for use in the field of nutraceuticals. The cash paid at the time of closing the transactions was approximately $9.3 million, which was funded through the Company's bank line of credit. The investments will expand the Company's leadership position in global egg products processing.

Subsequent to the end of the 1999 period, the Company completed a previously announced acquisition of certain operating assets and the long-term lease of a dairy products plant in Connecticut (see Part II - Item 5). The cash paid at time of closing was approximately $5.7 million, which was funded through the Company's bank line of credit. This transaction will greatly expand the Company's Dairy Products business in the eastern United States.

The Company invested $15,308,000 in capital expenditures during the three months ended March 31, 1999. The Company plans to spend approximately $75,000,000 in total capital expenditures in 1999, the majority of which is to expand production capacity for value-added products.

The Company has an unsecured line of credit for $80,000,000 with its principal banks. As of March 31, 1999, $44,400,000 was outstanding under this line of credit.

In July 1998, the Company's Board of Directors authorized the purchase of up to two million shares of Common Stock on the open market. Through March 31, 1999, the Company had repurchased 1,488,000 shares of Common Stock. The line of credit may be used to finance additional repurchases.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
================================================================================

THREE MONTHS ENDED MARCH 31, 1999 VS THREE MONTHS ENDED MARCH 31, 1998, CONT.

SEASONALITY

Consolidated quarterly operating results are affected by the seasonality of the Company's net sales and operating profits. Specifically, shell egg prices typically rise seasonally in the first and fourth quarters of the year due to increased demand during holiday periods. Generally, refrigerated distribution operations experience higher net sales and operating profits in the fourth quarter, coinciding with incremental consumer demand during the holiday season. Net sales and operating profits from dairy operations typically are significantly higher in the second and third quarters due to increased consumption of ice milk and ice cream products during the summer months. Operating profits from potato products are less seasonal, but tend to be higher in the second half of the year coinciding with the potato harvest.

YEAR 2000

The Company's Year 2000 initiative is separated into several projects: legacy systems, personal computer components, wide area network components, local area network components, and non-computer components. The approach for each of these projects includes an inventory of possible Year 2000 components, an assessment of Year 2000 compliance of each component, and identification and execution of corrective actions for items that fail the assessment phase.

In 1995, the Company undertook implementation of the SAP Enterprise Resource Planning system as a means to present a single interface with customers and to have better information available for management to make more effective decisions. The SAP system encompasses all significant processes and has been certified Year 2000 compliant by an outside party. This project addresses and replaces a majority of the Company's legacy systems and is scheduled for completion before the end of 1999, except for the Refrigerated Distribution Division. That division's legacy systems are currently being addressed and are expected to be Year 2000 compliant by September 1999. Beyond the SAP project, several non-critical legacy systems are being addressed throughout 1999. The costs to modify and test any remaining legacy systems, if necessary, would not be material to the consolidated financial position, liquidity or results of operations of the Company.

The Company completed corrective actions for all personal computer hardware in late 1998. An evaluation and any needed remediation of personal computer software is expected to be completed by July 1999. The remaining information technology systems for wide area networking and local area networking are currently being assessed for Year 2000 compliance, with corrective action to be completed by June 1999. The Company's overall business risk from these systems is not significant.

The Company's non-computer components are now being assessed for Year 2000 compliance. The assessment of these systems will be completed by spring 1999. Any corrective actions are expected to be completed by September 1999.

The Year 2000 projects also include an evaluation of critical vendors, suppliers and customers relative to their Year 2000 readiness. Electronic data communications with customers will be tested. Information is being solicited from these important business partners and will be evaluated as it is received.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
================================================================================

THREE MONTHS ENDED MARCH 31, 1999 VS THREE MONTHS ENDED MARCH 31, 1998, CONT.

YEAR 2000, CONT.

Based upon the assessment completed at this time, the Company does not anticipate any significant Year 2000 issues. All Year 2000 projects are generally proceeding according to management's expectations. However, if there are significant delays in their completion, or if major suppliers or customers experience Year 2000 issues with their systems, such issues could adversely affect the operations of the Company. After assessing the information received from customers and suppliers and evaluating the status of the Year 2000 projects, the Company will develop an appropriate contingency plan, as required. It is anticipated that this plan will be developed by September 1999.

Achieving Year 2000 compliance for the Company will largely be a by-product of the SAP system installation. The costs of achieving Year 2000 compliance for software not affected by the SAP system, computer components, and non-computer components is estimated to be less than $3,000,000, of which approximately $2,300,000 has already been incurred and expensed through March 31, 1999.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

There were no material changes in the Company's market risk during the three month period ended March 31, 1999.

                           PART II - OTHER INFORMATION

Item 5.  Other Information
--------------------------

On May 3, 1999 the Company announced it had completed the acquisition of certain operating assets, customer list and the long-term lease of a dairy mix plant from H. P. Hood Inc. The Newington, CT facility is now controlled by the Company's Kohler Mix Specialties, Inc. subsidiary. The Company has an option to purchase the building and land at the lease's termination. The cash paid at closing was approximately $5.7 million. The plant mainly produces ultra-high temperature pasteurized dairy mixes for foodservice customers in the eastern United States.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibits

10.68* Resolution adopted by the Board of Directors on April 29, 1999, amending the Severance Plan for Eligible Employees of Michael Foods, Inc. and Subsidiaries and extending its termination date for one additional year.

10.69* 1997 Stock Incentive Plan of Michael Foods, Inc. and Affiliated Companies as Amended Effective April 29, 1999.

 27.1    Financial Data Schedule

* Management Contract or Compensation Plan Arrangement

(b) Reports on Form 8-K

The Company filed a Form 8-K on February 25, 1999 disclosing a voluntary recall of certain cartoned dairy products by its Kohler Mix Specialties, Inc. subsidiary.

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


                               MICHAEL FOODS, INC.
                               -------------------------------------------------
                               (Registrant)


Date:  March 14, 1999          By:  /s/  Gregg A. Ostrander
                                         ---------------------------------------
                                         Gregg A. Ostrander
                                         (President and Chief Executive Officer)


Date:  March 14, 1999          By:  /s/  John D. Reedy
                                         ---------------------------------------
                                         John D. Reedy
                                         (Vice President - Finance, Treasurer,
                                         Chief Financial Officer and Principal
                                         Accounting Officer)