Form 10-Q
period 1999-06-30
MICHAEL FOODS INC /MN
filed 1999-08-16
CIK 768158

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1999
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from____________ to___________________________________


Commission File Number: 0-15638
                        --------------------------------------------------------

                              MICHAEL FOODS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Minnesota                                     41-0498850
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



Suite 324, Park National Bank Building
5353 Wayzata Boulevard
Minneapolis, MN,                                                  55416
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

     The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of August 6, 1999 was 20,249,624 shares.

                         PART I - FINANCIAL INFORMATION

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                        June 30,     December 31,
ASSETS                                                    1999           1998
------                                               ------------    ------------
CURRENT ASSETS
 Cash and equivalents                                $    699,000    $  2,047,000
 Accounts receivable, less allowances                 101,522,000      97,639,000
 Inventories                                           79,881,000      74,250,000
 Prepaid expenses and other                             4,883,000       3,884,000
                                                     ------------    ------------
   Total current assets                               186,985,000     177,820,000
PROPERTY, PLANT AND EQUIPMENT-AT COST
 Land                                                   4,336,000       4,336,000
 Buildings and improvements                           105,706,000     105,567,000
 Machinery and equipment                              366,557,000     328,067,000
                                                     ------------    ------------
                                                      476,599,000     437,970,000
 Less accumulated depreciation                        204,572,000     187,759,000
                                                     ------------    ------------
                                                      272,027,000     250,211,000
OTHER ASSETS
 Goodwill, net                                        118,450,000     120,172,000
 Investments in Joint Ventures and other assets        23,840,000       3,313,000
                                                     ------------    ------------
                                                      142,290,000     123,485,000
                                                     ------------    ------------
                                                     $601,302,000    $551,516,000
                                                     ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
 Current maturities of long-term debt                $  8,067,000    $ 10,663,000
 Accounts payable                                      47,591,000      44,376,000
 Accrued Liabilities
  Compensation                                          8,414,000      11,034,000
  Insurance                                             7,235,000       7,369,000
  Customer programs                                    20,719,000      19,624,000
  Other                                                26,606,000      23,457,000
                                                     ------------    ------------
   Total current liabilities                          118,632,000     116,523,000

LONG-TERM DEBT, less current maturities               204,466,000     155,444,000
DEFERRED INCOME TAXES                                  34,389,000      35,400,000
COMMITMENTS AND CONTINGENCIES                                   -               -

SHAREHOLDERS' EQUITY
 Common stock                                             202,000         211,000
 Additional paid-in capital                           102,093,000     119,871,000
 Retained earnings                                    141,520,000     124,067,000
                                                     ------------    ------------
                                                      243,815,000     244,149,000
                                                     ------------    ------------
                                                     $601,302,000    $551,516,000
                                                     ============    ============

See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    Three Months Ended June 30, (Unaudited)

                                                    1999           1998
                                                ------------    ------------
Net sales                                       $258,031,000    $243,685,000
Cost of sales                                    207,892,000     199,231,000
                                                ------------    ------------
 Gross profit                                     50,139,000      44,454,000
Selling, general and administrative expenses      27,432,000      22,371,000
                                                ------------    ------------
 Operating profit                                 22,707,000      22,083,000
Interest expense, net                              2,801,000       2,580,000
                                                ------------    ------------
 Earnings before income taxes                     19,906,000      19,503,000
Income tax expense                                 8,160,000       8,190,000
                                                ------------    ------------
 NET EARNINGS                                   $ 11,746,000    $ 11,313,000
                                                ============    ============
Net Earnings Per Share
 Basic                                          $       0.57    $       0.52
 Diluted                                        $       0.57    $       0.51
                                                ============    ============
Weighted average shares outstanding
 Basic                                            20,463,000      21,939,000
 Diluted                                          20,702,000      22,337,000
                                                ============    ============


See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     Six Months Ended June 30, (Unaudited)

                                                    1999             1998
                                                ------------     ------------
Net sales                                       $511,409,000     $489,274,000
Cost of sales                                    419,139,000      404,664,000
                                                ------------     ------------
 Gross profit                                     92,270,000       84,610,000
Selling, general and administrative expenses      52,476,000       45,515,000
                                                ------------     ------------
 Operating profit                                 39,794,000       39,095,000
Interest expense, net                              5,621,000        5,344,000
                                                ------------     ------------
 Earnings before income taxes                     34,173,000       33,751,000
Income tax expense                                14,010,000       14,180,000
                                                ------------     ------------
 NET EARNINGS                                   $ 20,163,000     $ 19,571,000
                                                ============     ============
Net Earnings Per Share
 Basic                                          $       0.97     $       0.89
 Diluted                                        $       0.96     $       0.88
                                                ============     ============
Weighted average shares outstanding
 Basic                                            20,736,000       21,892,000
 Diluted                                          20,966,000       22,273,000
                                                ============     ============


See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, (Unaudited)

                                                            1999             1998
                                                        ------------     ------------
Net cash provided by operating activities               $ 35,776,000     $ 40,124,000
Cash flows from investing activities:
 Capital expenditures                                    (41,419,000)     (34,560,000)
 Investments in joint ventures and other assets          (21,017,000)         207,000
                                                        ------------     ------------
Net cash used in investing activities                    (62,436,000)     (34,353,000)
 Cash flows from financing activities:
 Payments on long-term debt                              (85,374,000)      (5,033,000)
 Proceeds from long-term debt                            131,800,000          700,000
 Proceeds from issuance of common stock                      523,000        1,817,000
 Repurchase of common stock                              (18,927,000)              --
Dividends                                                 (2,710,000)      (2,406,000)
                                                        ------------     ------------
Net cash provided by (used in) financing activities       25,312,000       (4,922,000)
                                                        ------------     ------------
Net increase (decrease)  in cash and equivalents          (1,348,000)         849,000
Cash and equivalents at beginning of year                  2,047,000        4,038,000
                                                        ------------     ------------
Cash and equivalents at end of period                   $    699,000     $  4,887,000
                                                        ============     ============



See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ====================================================
                                   (Unaudited)

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

Michael Foods, Inc. (the "Company") utilizes a fiscal year consisting of either 52 or 53 weeks, ending on the Saturday nearest to December 31 each year. The quarters ended June 30, 1999 and 1998 each included thirteen weeks of operations. For clarity of presentation, the Company has described both periods presented as if the quarters ended on June 30.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1999 and the results of operations for the three and six month periods ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results for the full year.

The Company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 852,767 and 826,724 shares of Common Stock, with a weighted average exercise price of $24.78, which were outstanding during the three and six month periods ended June 30, 1999, were excluded from the computation of common share equivalents for that period because they were anti-dilutive. Options to purchase 8,000 and 4,000 shares of common stock, with a weighted average exercise price of $29.75, were outstanding during the three and six month periods ended June 30, 1998, but were excluded from the computation of common share equivalents for that period because they were anti-dilutive.

NOTE B - INVENTORIES

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful life of generally one to two years, assuming no salvage value.

Inventories consist of the following:

                                       June 30,    December 31,
                                         1999         1998
                                     -----------   ------------
Raw materials and supplies           $19,040,000   $15,389,000
Work in process and finished goods    39,984,000    36,977,000
Flocks                                20,857,000    21,884,000
                                     -----------   -----------
                                     $79,881,000   $74,250,000
                                     ===========   ===========

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ====================================================
                                   (Unaudited)

NOTE C - COMMITMENTS AND CONTINGENCIES

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

Litigation
The Company is engaged in routine litigation incidental to its business. Management believes it will not have a material effect upon its consolidated financial position, liquidity or results of operations.

NOTE D - SHAREHOLDERS' EQUITY

During the three months ended June 30, 1999, the Company repurchased 475,300 shares of Common Stock under a share repurchase program at an average price of $22.62 per share. Such repurchases began in July 1998. Through June 30, 1999, the Company had repurchased 1,902,800 shares of Common Stock at an average price of $22.60 per share.

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

NOTE F - INTERNATIONAL INVESTMENTS, DAIRY PRODUCTS ACQUISITION AND SUBSEQUENT EVENT

During the six months ended June 30, 1999, the Company made two investments in Europe to further its leadership in global egg products processing. The first investment was a 25% interest in Belovo, S. A., a specialty egg products company based in Belgium. The second investment was a 50/50 joint venture with the founding shareholders of Belovo forming The Lipid Company, a company involved in the extraction of phospholipids from egg yolks for use in the field of nutraceuticals.

In May 1999, the Company's Kohler Mix Specialties, Inc. subsidiary acquired certain operating assets, a customer list and a long-term lease, of a dairy mix plant from H. P. Hood Inc., with an option to purchase the building and land at the lease's termination. The plant mainly produces ultra-high temperature pasteurized dairy mixes for foodservice customers in the eastern United States. The facility generated 1998 net sales of approximately $37 million.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ====================================================
                                   (Unaudited)

NOTE F - INTERNATIONAL INVESTMENTS, DAIRY PRODUCTS ACQUISITION AND SUBSEQUENT EVENT, CONT.

In July 1999, the Company formed a Canadian joint venture, Trilogy Egg Products, Inc., with two partners, Canadian Inovatech, Inc. and The Egg Producers Co-op Ltd. Trilogy Egg Products, Inc. will sell value-added egg products in Canada.

NOTE G - BUSINESS SEGMENTS

The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company operates in four reportable segments - Egg Products, Refrigerated Distribution, Dairy Products and Potato Products. Certain financial information on the Company's operating segments is as follows (unaudited, in thousands):


                           Egg     Refrigerated   Dairy     Potato
                         Products  Distribution  Products  Products  Corporate   Total
                         --------  ------------  --------  --------  ---------  --------
THREE MONTHS ENDED
JUNE 30, 1999:
External net sales       $150,488      $ 51,427   $42,091   $14,025        N/A  $258,031
Intersegment sales          3,794            24       310       591        N/A     4,719
Operating profit (loss)    19,712         2,534     2,057     1,367    (2,963)    22,707
THREE MONTHS ENDED
JUNE 30, 1998:
External net sales       $144,373      $ 49,841   $36,719   $12,752        N/A  $243,685
Intersegment sales          4,456            43       480       479        N/A     5,458
Operating profit (loss)    19,463         1,763     2,108       457    (1,708)    22,083
SIX MONTHS ENDED JUNE
30, 1999:
External net sales       $302,638      $110,549   $70,753   $27,469        N/A  $511,409
Intersegment sales          9,488            45       578     1,198        N/A    11,309
Operating profit (loss)    34,694         4,584     2,953     2,559    (4,996)    39,794
SIX MONTHS ENDED JUNE
30, 1998:
External net sales       $296,180      $102,866   $64,867   $25,361        N/A  $489,274
Intersegment sales         10,386            74       935       958        N/A    12,353
Operating profit (loss)    34,793         3,557     3,190     1,082    (3,527)    39,095

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 VS THREE MONTHS ENDED JUNE 30, 1998

RESULTS OF OPERATIONS

Readers are directed to Note G - Business Segments for data on the unaudited financial results of the Company's four business segments for the three months ended June 30, 1999 and 1998.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
            ========================================================


THREE MONTHS ENDED JUNE 30, 1999 VS THREE MONTHS ENDED JUNE 30, 1998, CONT.

RESULTS OF OPERATIONS, CONT.

Egg Products Division net sales for the 1999 period reflected unit sales increases, particularly for value-added products, which more than offset significant deflationary pricing impacts on certain products. Sales were particularly strong for precooked frozen omelets, patties and curds. Egg prices decreased approximately 12% compared to second quarter 1998 levels, as reported by Urner Barry Publications - a widely quoted industry pricing service. This decrease helped reduce the cost of purchased eggs, while also reducing selling prices for certain egg products and shell eggs.

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

Refrigerated Distribution Division net sales for the 1999 period reflected strong unit sales increases, with cheese and Mexican items showing particular strength. Sales growth resulted from a brand repositioning over the past two years and a more recent consumer advertising campaign in selected markets, along with new account activity and new product introductions. The volume growth, along with a decline in product costs related to the national butterfat market, resulted in margin expansion in the 1999 period.

The significant Dairy Products Division net sales increase for the 1999 period reflected strong unit sales gains for core dairy mix and creamer products and the effect of two months' of sales from a plant acquired during the quarter. Sales were weak for certain cartoned specialty dairy products as a result of the product line having not fully recovered from a recall in 1999's first quarter. Divisional operating profit declined in the 1999 period as a result of incremental operating expenses incurred post-recall and due to above average labor and freight costs. Labor costs were high due, in part, to training costs for newer production personnel and overtime incurred to meet orders in a timely manner during a strong demand period.

Potato Products Division net sales for the 1999 period reflected a strong unit sales increase, particularly for foodservice mashed items. New account activity, same-account sales growth and new product introductions all contributed to the sales gain. The strong operating profit increase in the 1999 period resulted primarily from the volume growth, as plant operations at the main potato processing facility benefited from the increased production throughput.

The increase in gross profit margin of the Company for the period ended June 30, 1999, as compared to the results of the same period in 1998, reflected the factors discussed above, particularly the strength in the Refrigerated Distribution and Potato Products segments. It is management's strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products' contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins in most periods. Selling, general and administrative expenses increased as a percent of sales in the period ended June 30, 1999, as compared to the results of the same period in 1998. Expenses increased due to amortization of the costs associated with the

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
            ========================================================


THREE MONTHS ENDED JUNE 30, 1999 VS THREE MONTHS ENDED JUNE 30, 1998, CONT.

RESULTS OF OPERATIONS, CONT.

Company's information systems upgrade project, amortization of a non-compete agreement related to a Dairy Products acquisition, and additional sales and marketing efforts.

SIX MONTHS ENDED JUNE 30, 1999 VS SIX MONTHS ENDED JUNE 30, 1998

RESULTS OF OPERATIONS

Readers are directed to Note G - Business Segments for data on the unaudited financial results of the Company's four business segments for the six months ended June 30, 1999 and 1998.

Egg Products Division net sales for the 1999 period reflected unit sales increases, particularly for value-added products, which more than offset significant deflationary pricing impacts on certain products. Sales were particularly strong for precooked frozen omelets, patties and curds. Egg prices decreased approximately 9% compared to first half 1998 levels, as reported by Urner Barry Publications. This decrease helped reduce the cost of purchased eggs, while also reducing selling prices for certain egg products and shell eggs. Approximately two-thirds of the Division's annual egg needs are purchased under contracts, or in the spot market. While a portion of these eggs are secured under fixed price contracts, a majority are priced according to the cost of grain inputs or to egg market prices as reported by Urner Barry. Approximately one-third of annual egg needs are sourced from internal flocks, where feed costs typically represent roughly two-thirds of the cost of producing such eggs. Feed costs were lower in the 1999 period, compared to the 1998 period, due to lower prices for both corn and soybean meal. Decreased egg costs, for both internally and externally procured eggs, in the 1999 period, compared to the 1998 period, were more than offset by pricing weakness, creating margin pressure for certain egg products.

Refrigerated Distribution Division net sales for the 1999 period reflected strong unit sales increases, with cheese and Mexican items showing particular strength. Sales growth resulted from a brand repositioning over the past two years and a more recent consumer advertising campaign in selected markets, along with new account activity and new product introductions. The volume growth, along with a decline in product costs related to the national butterfat market, resulted in margin expansion in the 1999 period.

The Dairy Products Division net sales increase for the 1999 period reflected strong unit sales gains for core dairy mix and creamer products and the effect of two months' of sales from a plant acquired during the first half of 1999. Sales were weak for cartoned specialty dairy products as a result of a recall of certain items in 1999's first quarter. Divisional operating profit declined in the 1999 period as a result of incremental operating expenses incurred as a result of the recall and due to above average labor and freight costs. Labor costs were high due, in part, to training costs for newer production personnel and overtime incurred to meet orders in a timely manner.

Potato Products Division net sales for the 1999 period reflected a strong unit sales increase, particularly for foodservice mashed items. New account activity, same-account sales growth and new product introductions all contributed to the sales gain. The strong operating profit increase in the 1999 period resulted primarily from the volume growth, as plant operations at the main potato processing facility benefited from the increased production throughput.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
            ========================================================


SIX MONTHS ENDED JUNE 30, 1999 VS SIX MONTHS ENDED JUNE 30, 1998, CONT.

RESULTS OF OPERATIONS, CONT.

The increase in gross profit margin of the Company for the period ended June 30, 1999, as compared to the results of the same period in 1998, reflected the factors discussed above, particularly the strength in the Refrigerated Distribution and Potato Products segments. It is management's strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products' contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins in most periods.

Selling, general and administrative expenses increased as a percent of sales in the period ended June 30, 1999, as compared to the results of the same period in 1998. Expenses increased due to amortization of the costs associated with the Company's information systems upgrade project, amortization of a non-compete agreement related to a Dairy Products acquisition, and additional sales and marketing efforts.

GENERAL

Certain of the Company's products are sensitive to changes in commodity prices. The Company's Egg Products Division derived less than 5% of the Division's net sales for the first six months of 1999 from shell eggs, which are sensitive to commodity price swings. Value-added extended shelf-life liquid egg products lines and precooked egg products accounted for approximately 50% of the Egg Products Division's net sales. The remainder of Egg Products Division sales is derived from the sale of other egg products, which vary from being commodity-sensitive to value-added. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg pricing in the 1999 period was approximately 9% below 1998 levels as measured by a widely quoted pricing service. Gross profit margins for extended shelf-life liquid eggs, egg substitutes, and precooked egg products are less sensitive to commodity price fluctuations than are other egg products or shell eggs.

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

The Potato Products Division typically purchases 70%-90% of its raw potatoes from contract producers under annual contracts. The remainder is purchased at market prices to satisfy short-term production requirements or to take advantage of market prices when they are lower than contracted prices.
Moderate variations in the purchase price of raw materials or the selling price per pound of finished products can have a significant effect on Potato Products Division operating results.

Inflation is not expected to have a significant impact on the Company's business. The Company generally has been able to offset the impact of inflation through a combination of productivity gains and price increases.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
            ========================================================


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

During the first half of 1999, the Company made two investments in Europe. The first investment was a 25% interest in Belovo, S. A., a specialty egg products company based in Belgium. The second investment was a 50/50 joint venture with the founding shareholders of Belovo forming The Lipid Company, a company involved in the extraction of phospholipids from egg yolks for use in the field of nutraceuticals. The cash paid at the time of closing the transactions was approximately $9.3 million, which was funded through the Company's bank line of credit. The investments will expand the Company's leadership position in global egg products processing.

Also in the first half of 1999, the Company acquired certain operating assets and the long-term lease of a dairy products plant in Connecticut. The cash paid at time of closing was approximately $5.7 million, which was funded through the Company's bank line of credit. This transaction greatly expanded the Company's Dairy Products business in the eastern United States.

The Company invested $41,419,000 in capital expenditures during the six months ended June 30, 1999. The Company plans to spend approximately $75,000,000 in total capital expenditures in 1999, the majority of which is to expand production capacity for value-added products.

The Company has an unsecured line of credit for $80,000,000 with its principal banks. As of June 30, 1999, $70,900,000 was outstanding under this line of credit.

In July 1998, the Company's Board of Directors authorized the purchase of up to two million shares of Common Stock on the open market. Through June 30, 1999, the Company had repurchased 1,902,800 shares of Common Stock for $43,005,000.

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

YEAR 2000

The Company's Year 2000 initiative is separated into several projects: legacy systems, personal computer components, wide area network components, local area network components, and non-computer components. The approach for each of these projects includes an inventory of 2000

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
            ========================================================


YEAR 2000, CONT.

components, an assessment of Year 2000 compliance of each component, and identification and execution of corrective actions for items that fail the assessment phase.

In 1995, the Company undertook implementation of the SAP Enterprise Resource Planning system as a means to present a single interface with customers and to have better information available for management to make more effective decisions. The SAP system encompasses all significant processes and has been certified Year 2000 compliant by an outside party. The SAP system will be implemented for three of the five operating companies prior to the end of 1999. The legacy systems of the remaining two operating companies are certified as Year 2000 compliant. Beyond the SAP project, several non-critical legacy systems are being addressed throughout 1999. The costs to modify and test any remaining legacy systems, if necessary, would not be material to the consolidated financial position, liquidity or results of operations of the Company.

The Company completed corrective actions for all personal computer hardware in late 1998. An evaluation and any needed remediation of personal computer software is expected to be completed by September 1999. The remaining information technology systems for wide area networking and local area networking are currently being assessed for Year 2000 compliance, with corrective action to be completed by September 1999. The Company's overall business risk from these systems is not significant.

The Company's non-computer components have been assessed for Year 2000 compliance. The assessment of these systems was completed in May 1999. Any corrective actions are expected to be completed by September 1999.

The Year 2000 projects also include an evaluation of critical vendors, suppliers, brokers and customers relative to their Year 2000 readiness. Information is being solicited from these important business partners and will be evaluated as it is received. Electronic data communications with customers have been tested.

Based upon the assessment completed at this time, the Company does not anticipate any significant Year 2000 issues. All Year 2000 projects are generally proceeding according to management's expectations. However, if there are significant delays in their completion, or if major suppliers or customers experience Year 2000 issues with their systems, such issues could adversely affect the operations of the Company. After assessing the information received from its business partners and evaluating the status of the Year 2000 projects, the Company will develop an appropriate contingency plan, as required. It is anticipated that this plan will be developed during the fourth quarter of 1999.

Achieving Year 2000 compliance for the Company will largely be a by-product of the SAP system installation. The costs of achieving Year 2000 compliance for software not affected by the SAP system, computer components, and non-computer components is estimated to be less than $3,000,000, of which approximately $2,500,000 has already been incurred and expensed through June 30, 1999.

FORWARD-LOOKING STATEMENTS

Certain items in this Form 10-Q are forward-looking statements, which are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
            ========================================================


FORWARD-LOOKING STATEMENTS, CONT.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Company's market risk during the six month period ended June 30, 1999.

                          PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The 1999 Annual Meeting of Shareholders of Michael Foods, Inc. was held on April 29, 1999. The items voted upon and the results of the vote follow:

1. The election of eleven persons to serve as directors until the next annual election and until their successors are duly elected and qualified:

                                        For          Withhold Authority
                                    ----------       ------------------
 Maureen B. Bellantoni              15,390,929              39,909
 Richard A. Coonrod                 15,393,280              37,558
 Daniel P. Dillon                   15,393,460              37,378
 Jerome J. Jenko                    15,392,335              38,503
 Arvid C. Knudtson                  15,383,486              47,352
 Joseph D. Marshburn                15,387,405              43,433
 Jeffrey J. Michael                 15,390,410              40,428
 Margaret D. Moore                  15,391,454              39,384
 Gregg A. Ostrander                 15,392,360              38,478
 Arthur J. Papetti                  15,393,990              36,848
 Stephen T. Papetti                 15,393,990              36,848

2. Proposal to ratify an amendment to the 1997 Stock Incentive Plan of Michael Foods, Inc. and Affiliated Companies:

        For                Against            Abstain
     ----------           ---------           -------
     14,063,827           1,323,290           43,721

3. Proposal to ratify the appointment of Grant Thornton LLP as independent auditors for 1999:

        For                Against            Abstain
     ----------            -------            -------
     15,371,790           47,645              11,403

Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits

27.1 Financial Data Schedule

(a) There were no reports on Form 8-K filed during the quarter ended June 30, 1999.


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


                                 MICHAEL FOODS, INC.
                                 ----------------------------------------------
                                 (Registrant)

Date:  August 16, 1999              By:  /s/  Gregg A. Ostrander
                                         --------------------------------------
                                         Gregg A. Ostrander
                                        (President and Chief Executive Officer)


Date:  August 16, 1999              By:  /s/  John D. Reedy
                                         --------------------------------------
                                         John D. Reedy
                                         (Vice President - Finance, Treasurer,
                                         Chief Financial Officer and Principal
                                         Accounting Officer)