Form 10-Q
period 1999-09-30
MICHAEL FOODS INC /MN
filed 1999-11-15
CIK 768158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended               September 30, 1999
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              --------------------------------------------------


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

     The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of November 8, 1999 was 20,281,824 shares.

                         PART I - FINANCIAL INFORMATION

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                     September 30,           December 31,
ASSETS                                                                   1999                    1998
------                                                               -------------           ------------
CURRENT ASSETS
  Cash and equivalents                                              $    9,685,000         $    2,047,000
  Accounts receivable, less allowances                                  92,492,000             97,639,000
  Inventories                                                           74,998,000             74,250,000
  Prepaid expenses and other                                             7,300,000              3,884,000
                                                                    --------------         --------------
       Total current assets                                            184,475,000            177,820,000

PROPERTY, PLANT AND EQUIPMENT-AT COST
  Land                                                                   4,129,000              4,336,000
  Buildings and improvements                                           104,771,000            105,567,000
  Machinery and equipment                                              375,829,000            328,067,000
                                                                    --------------         --------------
                                                                       484,729,000            437,970,000
  Less accumulated depreciation                                        202,763,000            187,759,000
                                                                    --------------         --------------
                                                                       281,966,000            250,211,000
OTHER ASSETS
  Goodwill, net                                                        117,589,000            120,172,000
  Investments in Joint Ventures and other assets                        23,252,000              3,313,000
                                                                    --------------         --------------
                                                                       140,841,000            123,485,000
                                                                    --------------         --------------
                                                                    $  607,282,000         $  551,516,000
                                                                    ==============         ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                              $    8,218,000         $   10,663,000
  Accounts payable                                                      46,764,000             44,376,000
  Accrued Liabilities
     Compensation                                                       12,036,000             11,034,000
     Insurance                                                           6,926,000              7,369,000
     Customer programs                                                  20,906,000             19,624,000
     Other                                                              22,375,000             23,457,000
                                                                    --------------         --------------
       Total current liabilities                                       117,225,000            116,523,000

LONG-TERM DEBT, less current maturities                                196,393,000            155,444,000
DEFERRED INCOME TAXES                                                   40,321,000             35,400,000
COMMITMENTS AND CONTINGENCIES                                                    -                      -

SHAREHOLDERS' EQUITY
  Common stock                                                             202,000                211,000
  Additional paid-in capital                                           102,325,000            119,871,000
  Retained earnings                                                    150,816,000            124,067,000
                                                                    --------------         --------------
                                                                       253,343,000            244,149,000
                                                                    --------------         --------------
                                                                    $  607,282,000         $  551,516,000
                                                                    ==============         ==============

See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  Three Months Ended September 30, (Unaudited)



                                                                         1999                  1998
                                                                         ----                  ----
Net sales                                                          $ 269,911,000         $ 253,790,000

Cost of sales                                                        223,162,000           210,357,000
                                                                   -------------         -------------
    Gross profit                                                      46,749,000            43,433,000

Selling, general and administrative expenses                          25,355,000            22,660,000
                                                                   -------------         -------------
    Operating profit                                                  21,394,000            20,773,000

Interest expense, net                                                  3,241,000             2,637,000
                                                                   -------------         -------------
    Earnings before income taxes                                      18,153,000            18,136,000

Income tax expense                                                     7,440,000             7,620,000
                                                                   -------------         -------------
    NET EARNINGS                                                   $  10,713,000         $  10,516,000
                                                                   =============         =============

Net Earnings Per Share
     Basic                                                         $        0.53         $        0.49

     Diluted                                                       $        0.52         $        0.48
                                                                   =============         =============

Weighted average shares outstanding
     Basic                                                            20,251,000            21,627,000

     Diluted                                                          20,522,000            21,922,000
                                                                   =============         =============





See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                   Nine Months Ended September 30, (Unaudited)


                                                                                              1999                  1998
                                                                                              ----                  ----
Net sales                                                                                $  781,320,000        $  743,064,000

Cost of sales                                                                               642,301,000           615,021,000
                                                                                         --------------        --------------
    Gross profit                                                                            139,019,000           128,043,000

Selling, general and administrative expenses                                                 77,831,000            68,175,000
                                                                                         --------------        --------------
    Operating profit                                                                         61,188,000            59,868,000

Interest expense, net                                                                         8,862,000             7,981,000
                                                                                         --------------        --------------
    Earnings before income taxes                                                             52,326,000            51,887,000

Income tax expense                                                                           21,450,000            21,800,000
                                                                                         --------------        --------------
    NET EARNINGS                                                                         $   30,876,000        $   30,087,000
                                                                                         ==============        ==============

Net Earnings Per Share
     Basic                                                                               $         1.50        $         1.38

     Diluted                                                                             $         1.48        $         1.36
                                                                                         ==============        ==============
Weighted average shares outstanding
     Basic                                                                                   20,574,000            21,804,000

     Diluted                                                                                 20,818,000            22,156,000
                                                                                         ==============        ==============



See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Nine Months Ended September 30, (Unaudited)



                                                                             1999                  1998
                                                                             ----                  ----
Net cash provided by operating activities                              $   73,327,000        $  53,837,000

Cash flows from investing activities:
  Capital expenditures                                                    (60,918,000)         (49,579,000)
  Investments in joint ventures and other assets                          (20,976,000)              96,000
                                                                       --------------        -------------
Net cash used in investing activities                                     (81,894,000)         (49,483,000)

Cash flows from financing activities:
  Payments on long-term debt                                             (138,696,000)         (15,965,000)
  Proceeds from long-term debt                                            177,200,000           33,400,000
  Proceeds from issuance of common stock                                      755,000            2,844,000
  Repurchase of common stock                                              (18,927,000)         (21,355,000)
  Dividends                                                                (4,127,000)          (3,729,000)
                                                                       --------------        -------------
Net cash provided by (used in) financing activities                        16,205,000           (4,805,000)
                                                                       --------------        -------------
Net increase (decrease)  in cash and equivalents                            7,638,000             (451,000)

Cash and equivalents at beginning of year                                   2,047,000            4,038,000
                                                                       --------------        -------------
Cash and equivalents at end of period                                  $    9,685,000        $   3,587,000
                                                                       ==============        =============


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

Michael Foods, Inc. (the "Company") utilizes a fiscal year consisting of either 52 or 53 weeks, ending on the Saturday nearest to December 31 each year. The quarters ended September 30, 1999 and 1998 each included thirteen weeks of operations. For clarity of presentation, the Company has described both periods presented as if the quarters ended on September 30.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1999 and the results of operations for the three and nine month periods ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results for the full year.

The Company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 390,275 and 734,824 shares of Common Stock, with a weighted average exercise price of $25.56 and $24.80, which were outstanding during the three and nine month periods ended September 30, 1999, were excluded from the computation of common share equivalents for those periods because they were anti-dilutive. Options to purchase 20,000 and 10,678 shares of common stock, with a weighted average exercise price of $29.31 and $29.43, were outstanding during the three and nine month periods ended September 30, 1998, but were excluded from the computation of common share equivalents for those periods because they were anti-dilutive.

NOTE B - INVENTORIES

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful life of generally one to two years, assuming no salvage value.

Inventories consist of the following:

                                                                       September 30,          December 31,
                                                                            1999                  1998
                                                                       -------------          ------------
Raw materials and supplies                                              $17,651,000           $15,389,000
Work in process and finished goods                                       37,273,000            36,977,000
Flocks                                                                   20,074,000            21,884,000
                                                                        -----------           -----------
                                                                        $74,998,000           $74,250,000
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

License Agreement

The Company has an exclusive license agreement for a patented process for the production and sale of extended shelf-life egg products. Under the license agreement, the Company has the right to defend and prosecute infringement of the licensed patents. The U.S. Federal Court of Appeals has upheld the validity of the patents subject to the license agreement, but, subsequently, a patent examiner at the U.S. Patent and Trademark Office ("PTO") rejected the patents. In August 1999, the examiner's rejections were largely overturned by the Board of Appeals and Interferences of the PTO. Formal reexamination and reissue certificates should be issued shortly confirming that the patents remain valid and in full force and effect. These patents are scheduled to expire in 2006.

Litigation

The Company is engaged in routine litigation incidental to its business. Management believes it will not have a material effect upon its consolidated financial position, liquidity or results of operations.

NOTE D - SHAREHOLDERS' EQUITY

During the third quarter the Company repurchased no common stock under the share repurchase program which began in July 1998.

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

NOTE F - INTERNATIONAL INVESTMENTS AND DAIRY PRODUCTS ACQUISITION

The Company made three international investments to further its leadership in global egg products processing in 1999. The first investment was a 25% interest in Belovo, S. A., a specialty egg products company based in Belgium. The second investment was in a 50/50 joint venture with the founding shareholders of Belovo forming The Lipid Company, S.A. a company involved in the extraction of phospholipids from egg yolks for use in the field of nutraceuticals. The third investment was the formation of a Canadian joint venture, Trilogy Egg Products, Inc., with two partners, Canadian Inovatech, Inc. and The Egg Producers Co-op Ltd. Trilogy Egg Products, Inc. will sell value-added egg products in Canada.

In May 1999, the Company's Kohler Mix Specialties, Inc. subsidiary acquired certain operating assets, a customer list and a long-term lease, of a dairy mix plant from H. P. Hood Inc., with an option to purchase the building and land at the lease's termination. The Company also entered into a non-compete agreement with H.P. Hood covering a period of six years under which the Company will pay H.P. Hood $12,000,000 over five years beginning April 30, 1999. The plant mainly produces ultra-high temperature pasteurized dairy mixes for foodservice customers in

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE F - INTERNATIONAL INVESTMENTS AND DAIRY PRODUCTS ACQUISITION, CONT.

the eastern United States. The facility generated 1998 net sales of approximately $37 million.

NOTE G - BUSINESS SEGMENTS

The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company operates in four reportable segments - Egg Products, Refrigerated Distribution, Dairy Products and Potato Products. Certain financial information on the Company's operating segments is as follows (unaudited, in thousands):

                                              Egg       Refrigerated     Dairy        Potato
                                           Products     Distribution    Products     Products   Corporate       Total
                                           --------     ------------    --------     --------   ---------       -----
THREE MONTHS ENDED SEPTEMBER 30, 1999:
External net sales                         $157,843      $ 55,833      $ 41,498      $14,737        N/A       $269,911
Intersegment sales                            3,235            24           415          577        N/A          4,251
Operating profit (loss)                      17,935         2,462           919        2,006     (1,928)        21,394
THREE MONTHS ENDED SEPTEMBER 30, 1998:
External net sales                         $147,846      $ 53,388      $ 39,442      $13,114        N/A       $253,790
Intersegment sales                            4,523            11           499          590        N/A          5,623
Operating profit (loss)                      16,782         1,855         2,182          840       (886)        20,773

NINE MONTHS ENDED
SEPTEMBER 30, 1999:
External net sales                         $460,481      $166,382      $112,251      $42,206        N/A       $781,320
Intersegment sales                           12,723            69           993        1,775        N/A         15,560
Operating profit (loss)                      52,537         7,046         3,872        4,565     (6,832)        61,188
NINE MONTHS ENDED
SEPTEMBER 30, 1998:
External net sales                         $444,026      $156,254      $104,309      $38,475        N/A       $743,064
Intersegment sales                           14,909            85         1,434        1,548        N/A         17,976
Operating profit (loss)                      51,575         5,412         5,372        1,922     (4,413)        59,868

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 VS THREE MONTHS ENDED SEPTEMBER 30, 1998

RESULTS OF OPERATIONS

Readers are directed to Note G - Business Segments for data on the unaudited financial results of the Company's four business segments for the three months ended September 30, 1999 and 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

THREE MONTHS ENDED SEPTEMBER 30, 1999 VS THREE MONTHS ENDED SEPTEMBER 30, 1998, CONT.

RESULTS OF OPERATIONS, CONT.

Egg Products Division net sales for the 1999 period reflected unit sales increases, particularly for value-added products, which more than offset significant deflationary pricing impacts on certain products. Sales were particularly strong for precooked frozen omelets, patties and curds. Egg prices decreased approximately 12% compared to third quarter 1998 levels, as reported by Urner Barry Publications - a widely quoted industry pricing service. This decrease helped reduce the cost of purchased eggs, while also reducing selling prices for certain egg products and shell eggs.

Approximately two-thirds of the Division's annual egg needs are purchased under contracts, or in the spot market. While a portion of these eggs are secured under fixed price contracts, a majority are priced according to the cost of grain inputs or to egg market prices as reported by Urner Barry. Approximately one-third of annual egg needs are sourced from internal flocks, where feed costs typically represent roughly two-thirds of the cost of producing such eggs. Feed costs were lower in the 1999 period, compared to the 1998 period, due to lower prices for both corn and soybean meal. Decreased egg costs, for both internally and externally procured eggs, in the 1999 period, compared to the 1998 period, were offset by pricing weakness, creating margin pressure for certain egg products. Whereas profitability from egg products sold into the industrial, or ingredient, market declined in the 1999 period, profitability for value-added egg products increased. The net effect was that operating profit from base operations rose slightly. Included in the 1999 period results were two non-recurring items. First, a gain was recorded on the sale of a shell egg production facility. Second, a Belgian animal feed contamination scare resulted in losses at the Company's two European egg products joint ventures. The net after-tax impact of these two events added $0.01 to net earnings per share.

Refrigerated Distribution Division net sales for the 1999 period reflected strong unit sales increases, with cheese and butter showing particular strength. Sales growth resulted from a brand repositioning over the past two years and a more recent consumer advertising campaign in selected markets, along with new account activity and new product introductions. The volume growth, along with a decline in certain product costs related to the national butterfat market, resulted in margin expansion in the 1999 period.

The Dairy Products Division net sales increase for the 1999 period reflected strong unit sales gains from creamer products and the impact of sales from a plant acquired during 1999's second quarter. Sales were weak for dairy core mix items and certain cartoned specialty dairy products, the latter due to the product line having not fully recovered from a recall in 1999's first quarter. Divisional operating profit declined in the 1999 period as a result of incremental operating expenses incurred post-recall, above average labor and freight costs, and inefficient plant operations. Labor costs were high due, in part, to training costs for newer production personnel and overtime incurred to meet orders in a timely manner during a strong demand period.

Potato Products Division net sales for the 1999 period reflected a strong unit sales increase, particularly for foodservice and retail mashed items. New account activity, same-account sales growth and new product introductions all contributed to the sales gain. The strong operating profit increase in the 1999 period resulted primarily from the volume growth, as plant operations at the main potato processing facility benefited from the increased production throughput.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

THREE MONTHS ENDED SEPTEMBER 30, 1999 VS THREE MONTHS ENDED SEPTEMBER 30, 1998, CONT.

RESULTS OF OPERATIONS, CONT.

The increase in gross profit margin of the Company for the period ended September 30, 1999, as compared to the results of the same period in 1998, reflected the factors discussed above, particularly the strength in the Refrigerated Distribution and Potato Products segments. It is management's strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products' contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins in most periods. Selling, general and administrative expenses increased as a percent of sales in the period ended September 30, 1999, as compared to the results of the same period in 1998. Expenses increased due to amortization of the costs associated with the Company's information systems upgrade project, amortization of a non-compete agreement related to a Dairy Products acquisition, and additional sales and marketing efforts.

NINE MONTHS ENDED SEPTEMBER 30, 1999 VS NINE MONTHS ENDED SEPTEMBER 30, 1998

RESULTS OF OPERATIONS

Readers are directed to Note G - Business Segments for data on the unaudited financial results of the Company's four business segments for the nine months ended September 30, 1999 and 1998.

Egg Products Division net sales for the 1999 period reflected unit sales increases, particularly for value-added products, which more than offset significant deflationary pricing impacts on certain products. Sales were particularly strong for precooked frozen omelets, patties and curds. Egg prices decreased approximately 10% compared to levels in the first nine months of 1998, as reported by Urner Barry Publications. This decrease helped reduce the cost of purchased eggs, while also reducing selling prices for certain egg products and shell eggs.

Approximately two-thirds of the Division's annual egg needs are purchased under contracts, or in the spot market. While a portion of these eggs are secured under fixed price contracts, a majority are priced according to the cost of grain inputs or to egg market prices as reported by Urner Barry. Approximately one-third of annual egg needs are sourced from internal flocks, where feed costs typically represent roughly two-thirds of the cost of producing such eggs. Feed costs were lower in the 1999 period, compared to the 1998 period, due to lower prices for both corn and soybean meal. Decreased egg costs, for both internally and externally procured eggs, in the 1999 period, compared to the 1998 period, were offset by pricing weakness, creating margin pressure for certain egg products. Profitability from egg products sold into the industrial, or ingredient, market declined in the 1999 period, while profitability for value-added egg products increased. The net effect was that operating profit from base operations rose slightly. Included in the 1999 period results were two non-recurring items. First, a gain was recorded on the sale of a shell egg production facility. Second, a Belgian animal feed contamination scare resulted in losses at the Company's two European egg products joint ventures. The net after-tax impact of these two events added $0.01 to net earnings per share.

Refrigerated Distribution Division net sales for the 1999 period reflected strong unit sales increases, with cheese and butter showing particular strength. Sales growth resulted from a brand repositioning over the past two years and a more recent consumer advertising campaign in selected markets, along with new account activity and new product introductions. The volume growth, along with a decline

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 1999 VS NINE MONTHS ENDED SEPTEMBER 30, 1998, CONT.

RESULTS OF OPERATIONS, CONT.

in certain product costs related to the national butterfat market, resulted in margin expansion in the 1999 period.

The Dairy Products Division net sales increase for the 1999 period reflected strong unit sales gains for core dairy mix and creamer products and the effect of five months' of sales from a plant acquired during 1999's second quarter. Sales were weak for cartoned specialty dairy products as a result of a recall of certain items in 1999's first quarter. Divisional operating profit declined in the 1999 period as a result of incremental operating expenses incurred as a result of the recall, above average labor and freight costs, and inefficient plant operations. Labor costs were high due, in part, to training costs for newer production personnel and overtime incurred to meet orders in a timely manner during the high demand summer season.

Potato Products Division net sales for the 1999 period reflected a strong unit sales increase, particularly for foodservice and retail mashed items. New account activity, same-account sales growth and new product introductions all contributed to the sales gain. The strong operating profit increase in the 1999 period resulted primarily from the volume growth, as plant operations at the main potato processing facility benefited from the increased production throughput.

The increase in gross profit margin of the Company for the period ended September 30, 1999, as compared to the results of the same period in 1998, reflected the factors discussed above, particularly the strength in the Refrigerated Distribution and Potato Products segments. It is management's strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products' contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins in most periods.

Selling, general and administrative expenses increased as a percent of sales in the period ended September 30, 1999, as compared to the results of the same period in 1998. Expenses increased due to amortization of the costs associated with the Company's information systems upgrade project, amortization of a non-compete agreement related to a Dairy Products acquisition, and additional sales and marketing efforts.

GENERAL

Certain of the Company's products are sensitive to changes in commodity prices. The Company's Egg Products Division derived less than 5% of the Division's net sales for the first nine months of 1999 from shell eggs, which are sensitive to commodity price swings. Value-added extended shelf-life liquid egg products lines and precooked egg products accounted for approximately 50% of the Egg Products Division's net sales. The remainder of Egg Products Division sales is derived from the sale of other egg products, which vary from being commodity-sensitive to value-added. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg pricing in the 1999 period was approximately 10% below 1998 levels as measured by a widely quoted pricing service. Gross profit margins for extended shelf-life liquid eggs, egg substitutes, and precooked egg products are less sensitive to commodity price fluctuations than are other egg products or shell eggs.

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

The Potato Products Division typically purchases 75%-95% of its raw potatoes from contract producers under annual contracts. The remainder is purchased at market prices to satisfy short-term production requirements or to take advantage of market prices when they are lower than contracted prices. Moderate variations in the purchase price of raw materials or the selling price per pound of finished products can have a significant effect on Potato Products Division operating results.

Inflation is not expected to have a significant impact on the Company's business. The Company generally has been able to offset the impact of inflation through a combination of productivity gains and price increases.

In August 1999, the Company announced that it retained investment bankers to assist the Company in exploring strategic alternatives to enhance shareholder value. The alternatives under consideration include strategic alliances, acquisitions, mergers and the sale of all, or some, of the Company's businesses. The Company does not intend to offer additional comments about these matters unless and until the Company decides to proceed with a material transaction.

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

During the first nine months of 1999, the Company made three international egg products investments. The first investment was a 25% interest in Belovo, S. A., a specialty egg products company based in Belgium. The second investment was a 50/50 joint venture with the founding shareholders of Belovo forming The Lipid Company, S.A. a company involved in the extraction of phospholipids from egg yolks for use in the field of nutraceuticals. The third investment was the formation of a Canadian joint venture, Trilogy Egg Products, Inc., with two partners, Canadian Inovatech, Inc. and The Egg Producers Co-op Ltd. Trilogy Egg Products, Inc. will sell value-added egg products in Canada. The cash paid at the time of closing the transactions was approximately $12 million, which was funded through the Company's bank line of credit. The investments will expand the Company's leadership position in global egg products processing.

Also in the first nine months of 1999, the Company acquired certain operating assets and the long-term lease of a dairy products plant in Connecticut. The cash paid at time of closing was approximately $5.7 million, which was funded through the Company's bank line of credit. This transaction greatly expanded the Company's Dairy Products business in the eastern United States.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

CAPITAL RESOURCES AND LIQUIDITY, CONT.

The Company invested $60,918,000 in capital expenditures during the nine months ended September 30, 1999. The Company plans to spend approximately $89,500,000 in total capital expenditures in 1999, the majority of which is to expand production capacity for value-added products.

The Company has an unsecured line of credit for $80,000,000 with its principal banks which expires in February 2002. As of September 30, 1999, $63,100,000 was outstanding under this line of credit.

In July 1998, the Company's Board of Directors authorized the purchase of up to two million shares of Common Stock on the open market. Through September 30, 1999, the Company had repurchased 1,902,800 shares of Common Stock for $43,005,000. There were no stock purchases in the three month period ended September 30, 1999.

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

YEAR 2000

The Company's Year 2000 initiative is separated into several projects: legacy systems, personal computer components, wide area network components, local area network components, and non-computer components. The approach for each of these projects includes an inventory of approximately 2000 components, an assessment of Year 2000 compliance of each component, and identification and execution of corrective actions for items that fail the assessment phase.

In 1995, the Company undertook implementation of the SAP Enterprise Resource Planning system as a means to present a single interface with customers and to have better information available for management to make more effective decisions. The SAP system encompasses all significant processes and has been certified Year 2000 compliant by an outside party. The SAP system will be implemented for all but two of the operating companies prior to the end of 1999. The legacy systems of the remaining two operating companies are certified as Year 2000 compliant. Beyond the SAP project, several non-critical legacy systems are being addressed throughout 1999. The costs to modify and test any remaining legacy systems, if necessary, would not be material to the consolidated financial position, liquidity or results of operations of the Company.

The Company has completed corrective actions for all personal computer hardware and software, as well as the information technology systems for wide area networking and local area networking. The Company's overall business risk from these systems is not significant.

As of May 1999, the Company's non-computer components were assessed for Year 2000 compliance. Corrective actions to achieve Year 2000 compliance for these components are nearly completed.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

YEAR 2000, CONT.

The Year 2000 projects also include an evaluation of critical vendors, suppliers, brokers and customers relative to their Year 2000 readiness. Information is being solicited from these important business partners and will be evaluated as it is received. Electronic data communications with customers have been tested and are Year 2000 compliant.

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

Achieving Year 2000 compliance for the Company will largely be a by-product of the SAP system installation. The costs of achieving Year 2000 compliance for software not affected by the SAP system, computer components, and non-computer components is estimated to be less than $3,000,000, of which approximately $2,750,000 has already been incurred and expensed through September 30, 1999.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Company's market risk during the nine month period ended September 30, 1999.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.70*  Severance Plan For Eligible Employees of Michael Foods, Inc. and its
        Subsidiaries, revised August 8, 1999

10.71*  Employment Agreement with Gregg A. Ostrander dated as of July 15, 1999

10.72*  Employment Agreement with Jeffrey M. Shapiro dated as of July 15, 1999

10.73*  Employment Agreement with John D. Reedy dated as of July 15, 1999

10.74*  Employment Agreement with Bill L. Goucher dated as of August 6, 1999

10.75*  Employment Agreement with James D. Clarkson dated as of August 6, 1999

10.76*  Employment Agreement with Norman A. Rodriguez dated as of August 6, 1999

27.1    Financial Data Schedule

[FN]
*    Management Contract or Compensation Plan Arrangement

(b) Reports on Form 8-K

The Company filed a Form 8-K on August 17, 1999 disclosing its decision to retain investment bankers to assist in exploring strategic alternatives to enhance shareholder value.

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


                                MICHAEL FOODS, INC.
                                ------------------------------------------------
                                (Registrant)


Date:  November 15, 1999             By: /s/  Gregg A. Ostrander
                                         ---------------------------------------
                                         Gregg A. Ostrander
                                         (President and Chief Executive Officer)


Date:  November 15, 1999             By: /s/  John D. Reedy
                                         ---------------------------------------
                                         John D. Reedy
                                         (Vice President - Finance, Treasurer,
                                         Chief Financial Officer and Principal
                                         Accounting Officer)