Form 10-K
period 1999-12-31
MICHAEL FOODS INC /MN
filed 2000-03-30
CIK 768158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the fiscal year ended                       December 31, 1999
                          ----------------------------------------------------

Commission file number                               0-15638
                          ----------------------------------------------------

                               MICHAEL FOODS, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Minnesota                                             41-0498850
------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

Suite 324, Park National Bank Building
5353 Wayzata Boulevard
Minneapolis, Minnesota                                           55416
------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code         (612) 546-1500
                                                   ---------------------------

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 3, 2000 was approximately $318 million based on the last price of such stock as reported by the Nasdaq National Market.

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of March 3, 2000, was 20,062,823 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instructions G (2) and G (3), the financial information about industry segments under Item 1 of Part I and the responses to Items 5, 6, 7, and 8 of Part II of this report are incorporated herein by reference to the Company's 1999 Annual Report to Shareholders (see Exhibit 13.1), and the responses to Items 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference to the information contained in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders to be held on April 26, 2000, to be filed with the Securities and Exchange Commission on or about March 27, 2000.

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

GENERAL

Michael Foods, Inc. (the "Company") is a diversified producer and distributor of food products in four areas egg products, refrigerated distribution, dairy products, and potato products. The Company, through its Egg Products Division, is the largest producer, processor and distributor of extended shelf-life liquid eggs and precooked, dried, hard-cooked and frozen egg products in the United States. The Refrigerated Distribution Division distributes a broad line of refrigerated grocery products directly to supermarkets, including cheese, shell eggs, bagels, butter, margarine, muffins, potato products, juice and ethnic foods. The Dairy Products Division processes and distributes soft serve mix, ice cream mix, and extended shelf-life ultrapasteurized milk and specialty dairy products to domestic fast food businesses and other foodservice outlets, independent retailers, ice cream manufacturers and others. The Potato Products Division processes and distributes refrigerated potato products sold to the foodservice and retail grocery markets in the United States. Financial information about the Company's business segments is incorporated by reference to "Note H" in the "Notes to Consolidated Financial Statements" on page 24 of the Company's 1999 Annual Report to Shareholders (see Exhibit 13.1).

The Company's strategy is to grow value-added food product sales, primarily in the foodservice market, by focusing on developing, marketing and distributing innovative, refrigerated products. The key to this strategy is "value-added", whether that is in the product, the distribution channel or in the service provided to customers.

EGG PRODUCTS

The Egg Products Division, comprised of M. G. Waldbaum Company ("Waldbaum") and Papetti's Hygrade Egg Products, Inc. ("Papetti's"), produces, processes and distributes numerous egg products and shell eggs. Management believes that the Egg Products Division is the largest egg products producer in the United States and is believed to be the third largest egg producer in the United States. Principal value-added egg products are ultrapasteurized, extended shelf-life liquid eggs ("Easy Eggs(R)" and "Table Ready(TM)"), egg white-based egg substitutes ("Better 'n Eggs(TM)", "Table Ready(TM)", and "All Whites(TM)") and precooked egg products. Other egg products include frozen, liquid and dried egg whites, yolks and whole eggs, and hardcooked eggs. The Division is the largest supplier of extended shelf-life liquid eggs, precooked egg patties and omelets, dried, and hardcooked eggs in the United States and is a leading supplier of frozen and liquid whole eggs, whites and yolks. The Division distributes its egg products to food processors and foodservice customers primarily throughout the United States with some international sales in the Far East and Europe. The largest selling product line within the Division, extended shelf-life liquid eggs, and other egg products are marketed nationally to a wide variety of foodservice and industrial customers. The Division also is a leading supplier of egg white-based egg substitutes sold in the U. S. retail and foodservice markets. Most of the Division's annual shell egg sales are made to the Company's Refrigerated Distribution Division, which, in turn, distributes them throughout its 23 state territory.

In 1999, the Division derived approximately 97% of net sales from egg products, with 3% of net sales coming from shell eggs. Pricing for shell eggs and certain egg products in the United States reflects levels reported by Urner Barry Spot Egg Market Quotations ("Urner Barry"), a recognized industry publication. Prices of certain valued-added products, such as extended shelf-life liquid eggs, egg substitutes, and precooked egg products, typically are not significantly affected by Urner Barry quoted price levels. Such products accounted for approximately 64% of the Division's 1999 sales. Prices for the Division's other products, including frozen, short shelf-life liquid, certain dried products, hard-cooked items and, particularly, shell eggs, are significantly affected by frequently changing market levels as reported by Urner Barry.

In 1999, approximately 35% of the Division's egg needs were satisfied by production from Company-owned hens, with the balance being purchased under grower contracts and in the spot market. The cost of eggs from Company-owned facilities is largely dependent upon the cost of feed. Additionally, for a small, but increasing, proportion of eggs purchased under grower contracts, the egg cost is determined largely by the cost of feed. For a larger proportion of eggs purchased under grower contracts, plus eggs purchased in the spot market, the egg cost is determined by normal market forces. Such costs are largely determined by reference to Urner Barry quotations. Historically, feed costs have generally been less volatile than have egg market prices and internally produced eggs generally are lower in cost than are externally sourced eggs. Key feed costs, such as corn and soybean meal, are partially hedged through the use of futures and other purchase contracts. There is no market mechanism for hedging egg prices.

The Division has endeavored to moderate the effects of egg market commodity factors through an emphasis on value-added products and the internal production of eggs, where the egg cost is somewhat controllable. Further, the Division attempts to match market-affected egg sourcing with the production of egg products whose selling prices are also market-affected, and cost-affected egg sourcing, as best can be managed, with higher value-added products priced over longer terms, such as 6-12 months, or more. The former allows the Division to typically realize a modest processing margin on such sales, even though there are notable commodity influences on both the egg sourcing cost and the egg products pricing, with each changing as frequently as daily. Shell eggs are essentially a commodity and are sold based upon reported egg prices. Egg prices are significantly influenced by modest shifts in supply and demand. Pricing of shell eggs is also typically affected by seasonal demand related to increased consumption during holiday periods.

The Division's principal egg processing plants are located in New Jersey, Minnesota, Nebraska, Pennsylvania and Iowa. Certain of the Division's facilities are fully integrated from the production and maintenance of laying flocks through the processing of egg products. Fully automated laying barns, housing approximately 13,000,000 producing hens, are located in

Nebraska and Minnesota, of which approximately 1,500,000 are housed in contract facilities. Major laying facilities also maintain their own grain and feed storage facilities. Further, the production of approximately 4,250,000 hens is under long-term supply agreements, with an additional 22,250,000 hens under shorter-term agreements. The Division also maintains facilities with approximately 2,800,000 pullets located in Nebraska and Minnesota.

REFRIGERATED DISTRIBUTION

The Refrigerated Distribution Division, comprised of Crystal Farms Refrigerated Distribution Company ("Crystal Farms") and Wisco Farm Cooperative, distributes a wide range of refrigerated grocery products directly to retailers and to wholesale warehouses. The Division believes that its strategy of offering quality branded products at a good value relative to national brands has contributed to its growth. These distributed refrigerated products, which consist principally of cheese, eggs, bagels, butter, margarine, muffins, potato products, juice and ethnic foods, are supplied by vendors, or other divisions of the Company, to the Division's specifications. Cheese accounts for approximately 62% of divisional annual sales. The Company operates a cheese packaging facility in Lake Mills, Wisconsin, which processes and wraps various cheese products for its Crystal Farms brand cheese business and for private label customers.

The Division has expanded its market area using both company-owned and leased resources and independent distributors. The Division's market area includes 23 states primarily in the Midwest and Southwest. Retail locations served by the Division number over 1,600. In 1999, sales to the warehouse operations of a major national food wholesaler, and to its owned and franchised stores, represented approximately 43% of divisional sales. The Division maintains a fleet of refrigerated tractor-trailers to deliver products daily to its retail customers from ten distribution centers located centrally in its key marketing areas.

DAIRY PRODUCTS

The Dairy Products Division, comprised of Kohler Mix Specialties, Inc. ("Kohler"), processes and sells soft serve mix, ice cream mix, frozen yogurt mix, milk and specialty dairy products, many of which are ultra-high temperature ("UHT") pasteurized products. The Division sells its products throughout much of the United States from processing facilities in Minnesota, Texas and Connecticut.

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

The Division has approximately 325 customers, including branded ice cream manufacturers, quick service restaurants, other foodservice outlets and independent ice cream retailers. The Division's top three customers represented approximately 52% of 1999 Divisional sales. Most of the Division's sales are to customers who purchase products on a cost-plus basis. This includes sales to most of the large quick-service restaurant chains operating in its market areas. Sales of soft serve, milk shake, and ice cream mixes are more seasonal than the Company's other products, with higher sales volume occurring between April and October. The addition of other specialty dairy products in recent years, such as coffee creamers and cartoned items, has somewhat offset the impact on the Division's sales and earnings from this seasonality.

POTATO PRODUCTS

Refrigerated potato products are produced and sold by Northern Star Co. ("Northern Star") and Farm Fresh Foods, Inc. ("Farm Fresh") to both the foodservice and retail markets. Products consist of shredded hash browns and diced, sliced, mashed, and other specialty potato products. In 1999, approximately 67% of the Potato Products Division's net sales were to the foodservice market, with the balance to the retail market.

The Division maintains its main processing facility in Minnesota, with a smaller facility located in California. The Division typically purchases approximately 90%-95% of its annual potato requirements from contract producers. The balance of potato requirements are purchased on the spot market. The Division maintains a high percentage of its contracted supply from irrigated fields and also has geographical diversification of its potato sources. However, weather remains an important factor in determining raw potato prices and quality. Variations in the purchase price and/or quality of potatoes can effect the Potato Products Division's operating results.

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

The Refrigerated Distribution Division's internal and external sales personnel obtain orders from retail stores which are usually placed no more than one day ahead of the requested delivery date. The Division's marketing efforts are primarily focused on in-store and co-op advertising programs, which are executed with grocers on a market-by-market basis. During 1999, Crystal Farms increased its consumer support programs, with largely favorable sales volume results. Also, the Egg Products Division has a consumer support program to support various of its egg products sold in the retail market.

ACQUISITIONS

The Company has made acquisitions in prior years and anticipates that it will continue to make acquisitions as part of its strategic plan. In May 1999, the Company's Dairy Products Division acquired a dairy products business in Connecticut, allowing for a broader expansion of the dairy mix and creamer business into the eastern United States. This transaction involved an acquisition of certain production assets and a customer list, and a long-term lease for the land and building, with an option to purchase the land and building upon the termination of the lease. The facility generated 1999 net sales of approximately $40 million.

In early 1999, the Company made two investments in Europe. The first investment was a 25% interest in Belovo S.A., a specialty egg products company, based in Belgium. The second investment was a 50/50 joint venture with the founding shareholders of Belovo. The joint venture is involved in the extraction of phospholipids from egg yolks for use in the field of nutraceuticals.

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

The Company and the patent holder have initiated litigation against several processors of competing liquid egg products, claiming infringement of the original and subsequent related process patents with respect to ultrapasteurized liquid egg production. In 1992, a jury for the United States District Court for the Middle District of Florida found the original patent to be valid and that a processor, Bartow Food Co., willfully and deliberately infringed the patent. In another action, the United States District Court for the District of New Jersey found in 1992 and 1993 that Papetti's had infringed the patents and that the licensed patents are valid and enforceable. In 1994, the Court of Appeals for the Federal Circuit upheld this judgment. In 1996 and 1999 there were other developments regarding the patentability of the claims under the patents. See
Item 3 "Legal Proceedings."

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

TRADENAMES

The Egg Products Division maintains numerous tradenames for its products, including "Logan Valley", "Wakefield", "Sunny Side Up(R)", "Michael Foods", "Deep Chill(TM)", "MicroFresh", "MGW", "Simply Eggs(R) Brand", "Better `n Eggs(TM)", "All Whites(TM)", "Chef's Omelet(TM) Brand", "Express Eggs", "Quaker State Farms", and "Broke N' Ready". Ultrapasteurized liquid eggs are marketed using the "Easy Eggs(R)" and "Table Ready(TM)" tradenames.

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

Within the Dairy Products Division, "Kohler" and "Midwest Mix, Inc." are the two primary tradenames.

Within the Potato Products Division, Northern Star markets its refrigerated potato products to foodservice customers under a variety of brands, including "Northern Star". The "Simply Potatoes(R)" and "Diner's Choice(R)" brands are used for retail refrigerated products. Farm Fresh maintains the "Farm Fresh(TM)" tradename. The "Quality Farms" brand of Interstate Food Processing Corporation is controlled by the Potato Products Division and is used in the sale of foodservice refrigerated potato products.

COMPETITION

All aspects of the Company's businesses are extremely competitive. In general, food products are price sensitive and affected by many factors beyond the control of the Company, including changes in consumer tastes, fluctuating commodity prices, changes in supply due to weather, production variances and feed costs.

The Company's Egg Products Division is considered the largest egg products processor and the third largest egg producer in the United States. The Egg Products Division competes with many suppliers of egg products and eggs. While the shell egg industry is highly fragmented, and the egg products sector is fairly fragmented, there has been a trend toward consolidation in recent years and further consolidation in the industry is expected. Other major egg producers include Cal-Maine Foods, Inc. and Rose Acres Farms, Inc. The Company believes its Egg Products Division is among the lowest cost egg producers in the United States. The Company also believes that Easy Eggs'(R) and Table Ready's(TM) salmonella-negative aspects, extended shelf-lives and ease of use are significant competitive advantages in the foodservice and industrial food markets for eggs. The Company believes its largest competitor in egg products is the Sunny Fresh Foods, Inc. subsidiary of Cargill, Inc.

The Company's Refrigerated Distribution Division competes with the refrigerated products of other suppliers such as Beatrice Companies, Inc. (a subsidiary of ConAgra, Inc.) , Kraft Foods, Inc., Land O' Lakes, Inc., and Sargento Cheese Company, Incorporated. The Division believes that its emphasis on a high level of service and lower-priced branded products has enabled it to compete effectively in its market area with larger national brand companies.

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

EMPLOYEES

The Company employed approximately 4,530 employees at December 31, 1999. Of this total, the Egg Products Division employed approximately 2,900 full-time and 400 part-time employees. The Refrigerated Distribution Division employed approximately 430 employees, none of whom are represented by a union. The Dairy Products Division employed approximately 250 people, of which the Milk Drivers and Dairy Employees Union represented approximately 70 of its production personnel at the Minnesota facility. The Potato Products Division employed approximately 300 employees, of whom approximately 200 are represented by the Bakery, Laundry, Allied Sales Drivers and Warehousemen Union affiliated with the Teamsters. The Michael Foods Corporate, Sales, Distribution and Customer Service, and Information Systems groups collectively employed approximately 250 people at December 31, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                                           Officer
Name                            Age     Position                                                           Since
----------------------------------------------------------------------------------------------------------------------
Gregg A. Ostrander              47      President and Chief Executive Officer                              1993

Jeffrey M. Shapiro              52      Executive Vice President and Secretary                             1987

John D. Reedy                   54      Executive Vice President, Chief Financial Officer and              1988
                                        Treasurer

Mark D. Witmer                  42      Assistant Treasurer                                                1995

James D. Clarkson               47      President - Northern Star and Kohler                               1995

Bill L. Goucher                 53      President - Waldbaum                                               1993

Arthur N. Papetti               68      President - Papetti's                                              1997

Norman A. Rodriguez             57      President - Crystal Farms                                          1989

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

Egg Products Division

The following table summarizes certain information concerning the Egg Products Division's principal facilities:

                                                                                        Owned/
Location                   Principal Use                 Approx. Sq. Ft.                Leased
--------                   -------------                 ---------------                ------
Elizabeth, NJ              Processing                        75,000                     Leased
Elizabeth, NJ              Processing                       125,000                     Leased
Elizabeth, NJ              Sales and Distribution            80,000                     Leased
Klingerstown, PA           Processing and Distribution      139,000                     Leased
Klingerstown, PA           Processing and Distribution       19,000                     Leased
Kansas City, MO            Processing                        63,000                     Owned
Lenox, IA                  Processing and Distribution      143,000                     Owned
Gaylord, MN                Processing and Distribution      190,000                     Owned
LeSueur, MN                Processing                        29,000                     Owned
Wakefield, NE              Processing and Distribution      380,000                     Owned
Bloomfield, NE             Processing and Distribution       80,000                     Owned
Gaylord, MN                Egg Production                   349,000                     Owned
Gaylord, MN                Pullet Houses                    130,000                     Owned
LeSueur, MN                Egg Production                   345,000                     Owned
Wakefield, NE              Pullet Houses                    432,000                     Owned
Wakefield, NE              Egg Production                   658,000                     Owned
Plainview, NE              Pullet Houses                    112,000                     Owned
Bloomfield, NE             Egg Production                   619,000                     Owned


The Division leases office space for its headquarters, financial and administrative services staff in suburban Minneapolis and owns or leases, primarily for egg production operations, approximately 1,600 acres of land in Nebraska and Minnesota.

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

Dairy Products Division

Kohler's facilities in White Bear Lake, Minnesota consist of three owned buildings, with the main plant containing approximately 95,000 square feet. Kohler also leases two UHT dairy plants. The plant in Sulphur Springs, Texas comprises approximately 40,000 square feet and the plant in Newington, Connecticut comprises approximately 70,000 square feet.

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

ITEM 3 - LEGAL PROCEEDINGS

Four patents for ultrapasteurizing liquid eggs licensed by the Company from North Carolina State University ("NCSU") (see "Proprietary Technologies") are presently involved in proceedings before the United States Patent and Trademark Office ("PTO"). In the first commenced proceeding, a reissue proceeding initiated by NCSU to obtain product claims in addition to existing process claims, the objections of an examiner, which had been sustained by the PTO Board of Patent Appeals and Interferences, were reversed by the Court of Appeals for the Federal Circuit. Subsequently, all four patents were involved in reexamination proceedings in the PTO as requested by various egg industry competitors of the Company (see below). In addition, a second reissue proceeding was initiated by the Company with respect to the patent in which product claims were sought and, in this reissue proceeding, both process and product claims were reexamined for patentability.

In 1996, the examiner rejected claims under the four patents held by NCSU. NCSU and the Company appealed the rejection to the PTO's Board of Patent Appeals and Interferences ("PTO

Board"). In September 1999, the Company and NCSU received a favorable ruling whereby the PTO Board reversed the examiner's rejections of 57 process claims under the patents. Hence, process and product claims of all four patents continue to be valid and in full force and effect. Counsel advises that the four patents will be reissued in the near future. Parties that had been infringing the patents since their original issuance may be liable for damages based upon their infringement.

On December 31, 1999, the following material litigation was pending with respect to the Company:

Nulaid Foods, Inc. v. Michael Foods, Inc. and North Carolina State University.
U. S. District Court for the Eastern District of California, Civil Action No. CIV-S-93-1319WBSJFM. This is an action commenced by Nulaid Foods, Inc. seeking a declaratory judgment that patents, which are subject to a license between the Company and NCSU, are invalid. The Company and NCSU have counterclaimed for infringement of the patents by the plaintiff. Further proceedings in this litigation are stayed pending reissuance of the patents by the PTO as described above.

The Company is also engaged in routine litigation incidental to its business, which management believes will not have a material effect on its consolidated financial position, liquidity, or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(2), information is incorporated by reference to "Market Price Ranges" and "Listing" on the inside back cover of the Company's 1999 Annual Report to Shareholders (see Exhibit 13.1).

ITEM 6 - SELECTED FINANCIAL DATA

Pursuant to General Instruction G(2), information is incorporated by reference to "Summary of Consolidated Financial Data" on page 26 of the Company's 1999 Annual Report to Shareholders (see Exhibit 13.1).

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pursuant to General Instruction G(2), information is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12 - 15 of the Company's 1999 Annual Report to Shareholders (see Exhibit 13.1).

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to General Instruction G(2), information is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations, Market Risk" on page 15 of the Company's 1999 Annual Report to Shareholders (see Exhibit 13.1).

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pursuant to General Instruction G (2), information is incorporated by reference to "Report of Independent Certified Public Accountants" and "Consolidated Financial Statements of Michael Foods, Inc." on pages 16 - 25, and "Quarterly Financial Data (Unaudited)" on page 27, of the Company's 1999 Annual Report to Shareholders (see Exhibit 13.1).

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3), information is incorporated by reference to "Election of Directors" in the Proxy Statement of the Company to be filed with the Securities and Exchange Commission on or about March 27, 2000. For information with respect to executive officers, reference is made to Part I,
Item 1 of this Report on Form 10-K.

ITEM 11 - EXECUTIVE COMPENSATION

Pursuant to General Instruction G (3), information is incorporated by reference to "Executive Compensation" in the Proxy Statement of the Company to be filed with the Securities and Exchange Commission on or about March 27, 2000.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3), information is incorporated by reference to "Security Ownership" in the Proxy Statement of the Company to be filed with the Securities and Exchange Commission on or about March 27, 2000.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), information is incorporated by reference to "Election of Directors", "Certain Relationships and Related Party Transactions", and "Security Ownership" in the Proxy Statement of the Company to be filed with the Securities and Exchange Commission on or about March 27, 2000.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of this report:

1. The following consolidated financial statements of the Company, included in the 1999 Annual Report to Shareholders, are incorporated by reference in Item 8 and are also incorporated herein by reference (see Exhibit 13.1):

         Consolidated balance sheets - December 31, 1999 and 1998

         Consolidated statements of earnings - Years ended December 31, 1999, 1998 and 1997

         Consolidated statements of shareholders' equity - Years ended December 31, 1999, 1998 and 1997

         Consolidated statements of cash flows - Years ended December 31, 1999, 1998 and 1997

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

3.       Exhibits

         Reference is made to Item 14 (c), footnote (7) for exhibits filed with this form.

(b)  Reports on Form 8-K

There were no reports filed on Form 8-K during the fourth quarter of 1999.

(c)  Exhibits and Exhibit Index

Exhibit
No.  Description

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

 10.51* Resolution adopted by the Board of Directors on May 12, 1998, amending the Severance Plan for Eligible Employees of Michael Foods, Inc. and Subsidiaries and extending its termination date for one additional year.
        (5)
 10.53* Amended and Restated Employment Agreement between Michael Foods, Inc., and Gregg A. Ostrander, dated December 31, 1997. (3)
 10.54* Amended and Restated Employment Agreement between Michael Foods, Inc.
        and Jeffrey M. Shapiro, dated October 31, 1997. (3) 10.58* Amended and Restated Employment Agreement between Michael Foods, Inc. and John D. Reedy, dated October 31, 1997. (3)
 10.60* Michael Foods, Inc. 1997 Stock Incentive Plan (4)
 10.61 Sublicense Agreement between R & P Liquid Egg Technology Limited Partnership and Papetti's Hygrade Egg Products, Inc., dated December 31, 1993. (3)
 10.62 Assignment and Acceptance Agreement between Bank of America National Trust & Savings Association and Summit Bank dated November 20, 1997. (3)
 10.63 Amendment No. 3 to the Agreement and Plan of Reorganization By and Among Michael Foods, Inc. and Papetti's Hygrade Egg Products, Inc., et. al., dated February 25, 1998. (3)
 10.64* Michael Foods, Inc. 1994 Executive Incentive Plan, as Amended Effective
        January 1, 1999. (5)
 10.70* Severance Plan for Eligible Employees of Michael Foods, Inc. and its
        Subsidiaries, revised August 8, 1999. (6)
 10.71* Employment Agreement between Michael Foods, Inc., and Gregg A.
        Ostrander, dated as of July 15, 1999. (6)
 10.72* Employment Agreement between Michael Foods, Inc. and Jeffrey M. Shapiro, dated as of July 15, 1999. (6)
 10.73* Employment Agreement between Michael Foods, Inc. and John D. Reedy, dated as of July 15, 1999. (6)
 10.74* Employment Agreement between Michael Foods, Inc. and Bill L. Goucher, dated as of August 6, 1999. (6)
 10.75* Employment Agreement between Michael Foods, Inc. and J. D. Clarkson, dated as of August 6, 1999. (6)
 10.76* Employment Agreement between Michael Foods, Inc. and Norman A.
        Rodriguez, dated as of August 6, 1999. (6)
 10.77 Amendment to the Shareholder Agreement By and Among Michael Foods, Inc. and Certain Shareholders and Selling Shareholders of Papetti's Hygrade Egg Products, Inc., et. al., dated as of February 25, 2000. (7)
 13.1   1999 Annual Report to Shareholders (7)
 21.1   Schedule of Michael Foods, Inc. Subsidiaries (7)
 23.1   Consent of Independent Certified Public Accountants-- Grant Thornton LLP
        (7)
 27.1   Financial Data Schedule (7)

 *  Management Contract or Compensation Plan Arrangement

(1) Incorporated by reference from the Company's Report on Form 8-K filed March 13, 1997.

(2) Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1996, filed March 28, 1997.

(3) Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1997, filed March 31, 1998.

(4) Incorporated by reference from the Company's Form S-8 filed effective March 25, 1997, Registration No. 333-23949.

(5) Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1998, filed March 25, 1999.

(6) Incorporated by reference from the Company's Report on Form 10-Q for the quarterly period ended September 30, 1999, filed November 15, 1999.

(7) Filed as an exhibit to this Form 10-K.

(d)  Schedule
                                                                     SCHEDULE II

                      MICHAEL FOODS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS


----------------------------- ----------------- ----------------------------------- ---------------- -----------------
           Col. A                  Col. B                     Col. C                    Col. D            Col. E
----------------------------- ----------------- ----------------------------------- ---------------- -----------------
                                                            Additions
                                                -----------------------------------
                                                                      (2)
                                                      (1)          Charges to
                                 Balance at        Charged to        Other                             Balance at
                                Beginning of       Costs and       Accounts-          Deductions-        End of
        Description                Period           Expenses       Describe (a)       Describe (b)       Period
----------------------------- ----------------- ----------------- ----------------- ---------------- -----------------
Allowance for
 Doubtful Accounts

For the Year Ended
 December 31, 1997:                $898,000           $749,000         $658,000        $557,000         $1,748,000

For the Year Ended
 December 31, 1998:              $1,748,000           $861,000               $0        $484,000         $2,125,000

For the Year Ended
 December 31, 1999:              $2,125,000           $504,000               $0        $578,000         $2,051,000



---------------------------------------------------
(a) Balance acquired as it relates to the Papetti's acquisition
(b) Write-offs of accounts deemed uncollectible

--------------------------------------------------------------------------------

Report of Independent Certified Public Accountants on Schedule

Board of Directors
Michael Foods, Inc.

In connection with our audit of the consolidated financial statements of Michael Foods, Inc. and subsidiaries referred to in our report dated February 11, 2000, which is included in the Michael Foods, Inc. 1999 Annual Report to Shareholders and incorporated by reference in Part II of this form, we have also audited
Schedule II for each of the three years in the period ended December 31, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                                      /s/GRANT THORNTON LLP


Minneapolis, Minnesota
February 11, 2000

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        MICHAEL FOODS, INC.

Date:  March 29, 2000    By: /s/ Gregg A. Ostrander
                             ----------------------
                             Gregg A. Ostrander
                             (President and Chief Executive Officer)

Date:  March 29, 2000    By: /s/ John D. Reedy
                             -----------------
                             John D. Reedy
                             (Vice-President-Finance, Treasurer, Chief Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Arvid C. Knudtson                                          March 29, 2000
---------------------
Arvid C. Knudtson
(Chairman of the Board)

/s/ Gregg A. Ostrander                                         March 29, 2000
----------------------
Gregg A. Ostrander (Director,
President & Chief Executive Officer)

/s/ Maureen B. Bellantoni                                      March 29, 2000
-------------------------
Maureen B. Bellantoni (Director)

/s/ Richard A. Coonrod                                         March 29, 2000
----------------------
Richard A. Coonrod (Director)

/s/ Daniel P. Dillon                                           March 29, 2000
--------------------
Daniel P. Dillon (Director)

/s/ Jerome J. Jenko                                            March 29, 2000
-------------------
Jerome J. Jenko (Director)

/s/ Joseph D. Marshburn                                        March 29, 2000
-----------------------
Joseph D. Marshburn (Director)

/s/ Jeffrey J. Michael                                         March 29, 2000
----------------------
Jeffrey J. Michael (Director)

/s/ Margaret D. Moore                                          March 29, 2000
---------------------
Margaret D. Moore (Director)

/s/ Arthur J. Papetti                                          March 29, 2000
---------------------
Arthur J. Papetti (Director)

/s/ Stephen T. Papetti                                         March 29, 2000
----------------------
Stephen T. Papetti (Director)

EXHIBIT INDEX

Exhibit
No.
 10.77 Amendment to the Shareholder Agreement By and Among Michael Foods, Inc. and Certain Shareholders and Selling Shareholders of Papetti's Hygrade Egg Products, Inc., et. al., dated as of February 25, 2000
 13.1   1999 Annual Report to Shareholders
 21.1   Schedule of Michael Foods, Inc. Subsidiaries
 23.1   Consent of Independent Certified Public Accountants -- Grant Thornton
        LLP
 27.1   Financial Data Schedule