Form 10-Q
period 2000-03-31
MICHAEL FOODS INC /MN
filed 2000-11-22
CIK 768158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 2000
                              --------------------------------------------------

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from               to
                              ---------------  ---------------------------------

Commission File Number:              0-15638
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]Yes [ ]No

         The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of May 8, 2000 was 19,740,438 shares.

                         PART I - FINANCIAL INFORMATION

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


================================================================================================================================
                                                                                           March 31,             December 31,
ASSETS                                                                                       2000                   1999
------                                                                               -------------------      ---------------
CURRENT ASSETS
  Cash and equivalents                                                                  $    4,526,000         $    4,961,000
  Accounts receivable, less allowances                                                      91,567,000             92,493,000
  Inventories                                                                               78,398,000             71,197,000
  Prepaid expenses and other                                                                 4,123,000              4,604,000
                                                                                       ----------------       ---------------
       Total current assets                                                                178,614,000            173,255,000

PROPERTY, PLANT AND EQUIPMENT-AT COST
  Land                                                                                       4,106,000              4,104,000
  Buildings and improvements                                                               133,364,000            133,778,000
  Machinery and equipment                                                                  363,551,000            357,724,000
                                                                                       ----------------       ---------------
                                                                                           501,021,000            495,606,000
  Less accumulated depreciation                                                            216,577,000            208,807,000
                                                                                       ----------------       ---------------
                                                                                           284,444,000            286,799,000
OTHER ASSETS
  Goodwill, net                                                                            115,867,000            116,729,000
   Joint ventures and other assets                                                          20,574,000             21,134,000
                                                                                       ----------------       ---------------
                                                                                           136,441,000            137,863,000
                                                                                       ----------------       ---------------
                                                                                          $599,499,000           $597,917,000
                                                                                       ================       ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                                                  $    3,063,000          $   3,130,000
  Accounts payable                                                                          50,364,000             47,009,000
  Accrued liabilities
     Compensation                                                                            9,051,000             13,143,000
     Insurance                                                                               7,717,000              7,229,000
     Customer programs                                                                      19,947,000             20,999,000
     Income taxes                                                                           15,870,000             11,805,000
     Other                                                                                  15,259,000             18,176,000
                                                                                       ----------------       ---------------
       Total current liabilities                                                           121,271,000            121,491,000

LONG-TERM DEBT, less current maturities                                                    181,534,000            175,404,000
DEFERRED INCOME TAXES                                                                       36,745,000             36,423,000
COMMITMENTS AND CONTINGENCIES                                                                        -                      -

SHAREHOLDERS' EQUITY
  Common stock                                                                                 197,000                203,000
  Additional paid-in capital                                                                90,315,000            102,777,000
  Retained earnings                                                                        170,644,000            162,577,000
  Accumulated comprehensive income (loss)                                                   (1,207,000)              (958,000)
                                                                                       ----------------       ---------------
                                                                                           259,949,000            264,599,000
                                                                                       ----------------       ---------------
                                                                                          $599,499,000           $597,917,000
                                                                                       ================       ===============

===============================================================================================================================


See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    Three Months Ended March 31, (Unaudited)


===============================================================================================================================
                                                                                               2000                  1999
                                                                                          --------------        -------------
Net sales                                                                                  $251,926,000          $253,378,000

Cost of sales                                                                               205,071,000           211,247,000
                                                                                          --------------        -------------

    Gross profit                                                                             46,855,000            42,131,000

Selling, general and administrative expenses                                                 27,956,000            25,044,000
                                                                                          --------------        -------------

    Operating profit                                                                         18,899,000            17,087,000

Interest expense, net                                                                         2,950,000             2,820,000
                                                                                          --------------        -------------

    Earnings before income taxes                                                             15,949,000            14,267,000

Income tax expense                                                                            6,460,000             5,850,000
                                                                                          --------------        -------------

    NET EARNINGS                                                                          $   9,489,000         $   8,417,000
                                                                                          ==============        =============

Net Earnings Per Share
     Basic                                                                                $        0.47         $        0.40

     Diluted                                                                              $        0.47         $        0.40
                                                                                          ==============        =============

Weighted average shares outstanding
     Basic                                                                                   20,158,000            21,009,000

     Diluted                                                                                 20,371,000            21,230,000
                                                                                          ==============        =============

===============================================================================================================================


See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Three Months Ended March 31, (Unaudited)


=============================================================================================================================

                                                                                              2000                  1999
                                                                                        ----------------      ---------------
Net cash provided by operating activities                                                  $ 16,424,000         $ 22,199,000

Cash flows from investing activities:
  Capital expenditures                                                                       (8,131,000)         (15,308,000)
  Investments in joint ventures and other assets                                                 14,000           (9,169,000)
                                                                                        ----------------      ---------------

Net cash used in investing activities                                                        (8,117,000)         (24,477,000)

Cash flows from financing activities:
  Payments on long-term debt                                                                (37,537,000)         (36,526,000)
  Proceeds from long-term debt                                                               43,600,000           52,000,000
  Proceeds from issuance of common stock                                                         86,000              219,000
  Repurchase of common stock                                                                (13,470,000)          (9,518,000)
  Dividends                                                                                  (1,421,000)          (1,265,000)
                                                                                        ----------------      ---------------

Net cash provided by (used in) financing activities                                          (8,742,000)           4,910,000
                                                                                        ----------------      ---------------
Net increase (decrease)  in cash and equivalents                                               (435,000)           2,632,000

Cash and equivalents at beginning of year                                                     4,961,000            2,047,000
                                                                                         ----------------     --------------
Cash and equivalents at end of period                                                     $   4,526,000        $   4,679,000
                                                                                         ================     ==============

===============================================================================================================================


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

Michael Foods, Inc. (the "Company") utilizes a fiscal year consisting of either 52 or 53 weeks, ending on the Saturday nearest to December 31 each year. The quarters ended March 31, 2000 and 1999 each included thirteen weeks of operations. For clarity of presentation, the Company has described both periods presented as if the quarters ended on March 31.

Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results for the full year.

The Company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 834,070 shares of Common Stock, with a weighted average exercise price of $24.70, which were outstanding during the three month period ended March 31, 2000, were excluded from the computation of common share equivalents for that period because they were anti-dilutive. Options to purchase 769,165 shares of Common Stock, with a weighted average exercise price of $24.83, were outstanding during the three month period ended March 31, 1999, but were excluded from the computation of common share equivalents for that period because they were anti-dilutive.

NOTE B - INVENTORIES

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful life of generally one to two years, assuming no salvage value.

Inventories consist of the following:


                                                                        March 31,            December 31,
                                                                          2000                   1999
                                                                     --------------          ------------
Raw materials and supplies                                              $17,178,000           $15,720,000
Work in process and finished goods                                       40,240,000            35,447,000
Flocks                                                                   20,980,000            20,030,000
                                                                     --------------          ------------
                                                                        $78,398,000           $71,197,000
                                                                     ==============          ============


                      MICHAEL FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
                                   (Unaudited)

NOTE C - COMMITMENTS AND CONTINGENCIES

LICENSE AGREEMENT
The Company has an exclusive license agreement for a patented process for the production and sale of extended shelf-life egg products. Under the license agreement, the Company has the right to defend and prosecute infringement of the licensed patents. The U.S. Federal Court of Appeals has upheld the validity of the four patents subject to the license agreement, but, subsequently, a patent examiner at the U.S. Patent and Trademark Office ("PTO") rejected the patents. In August 1999, the examiner's rejections were largely overturned by the Board of Appeals and Interferences of the PTO. Counsel advises that the four patents will be reissued in the near future. These patents are scheduled to expire in 2006.

LITIGATION
The Company is engaged in routine litigation incidental to its business. Management believes it will not have a material effect upon its consolidated financial position, liquidity or results of operations.

NOTE D - SHAREHOLDERS' EQUITY

During the first quarters of 2000 and 1999 the Company repurchased 609,400 and 505,300 shares of Common Stock under a share repurchase program which began in July 1998 and which was expanded in February 2000.

NOTE E - COMPREHENSIVE INCOME

Comprehensive income consists of net earnings and foreign currency translation adjustments. Total comprehensive income was $9,240,000 and $8,417,000 for the three months ended March 31, 2000 and 1999.

NOTE F - BUSINESS SEGMENTS

The Company operates in four reportable segments - Egg Products, Refrigerated Distribution, Dairy Products and Potato Products. Certain financial information on the Company's operating segments is as follows (unaudited, in thousands):


                                           Egg         Refrigerated      Dairy       Potato
                                         Products      Distribution     Products    Products    Corporate      Total
                                       ------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31,
2000:
External net sales                         $153,553       $56,248       $28,029      $14,096        N/A       $251,926
Intersegment sales                            2,885            18           485          555        N/A          3,943
Operating profit (loss)                      15,121         4,305          (186)       1,301     (1,642)        18,899
THREE MONTHS ENDED MARCH 31, 1999:
External net sales                         $152,150       $59,122       $28,662      $13,444        N/A       $253,378
Intersegment sales                            5,694            21           268          607        N/A          6,590
Operating profit (loss)                      14,982         2,050           896        1,192     (2,033)        17,087


                      MICHAEL FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
                                   (Unaudited)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 VS THREE MONTHS ENDED MARCH 31, 1999

RESULTS OF OPERATIONS

Readers are directed to Note F - Business Segments for data on the unaudited financial results of the Company's four business segments for the three months ended March 31, 2000 and 1999.

Egg Products Division net sales for the 2000 period reflected unit sales increases, particularly for value-added products, which more than offset significant deflationary pricing impacts on certain products and the planned decline of shell egg sales. Sales were particularly strong for extended shelf-life liquid eggs, precooked frozen omelets, patties and curds, and dried products. Egg prices decreased approximately 15% compared to first quarter 1999 levels, as reported by Urner Barry Publications - a widely quoted industry pricing service. This decrease reduced the cost of purchased eggs, while also reducing selling prices for certain egg products and shell eggs. Approximately two-thirds of the Division's annual egg needs are purchased under contracts, or in the spot market. While a portion of these eggs are secured under fixed price contracts, a majority are priced according to the cost of grain inputs or to egg market prices as reported by Urner Barry. Approximately one-third of annual egg needs are sourced from internal flocks, where feed costs typically represent roughly two-thirds of the cost of producing such eggs. Feed costs were lower in the 2000 period, compared to the 1999 period, due to lower prices for both corn and soybean meal. Decreased egg costs, for both internally and externally procured eggs, in the 2000 period, compared to the 1999 period, were offset by pricing weakness, creating margin pressure for certain egg products.

An unusual approximate four week period in the 2000 period saw open market egg prices rise sharply and then decline sharply. The impact of increased costs without a commensurate increase in product pricing reduced margins for certain industrial egg products. However, profitability for value-added egg products increased during the first quarter of 2000. The net effect of these factors was a slight increase in divisional operating profit.

Refrigerated Distribution Division net sales for the 2000 period reflected strong unit sales increases, with cheese, butter and juice showing particular strength, which was more than offset by strong deflationary impacts from a year-over-year decline in the national butterfat market. Unit sales growth resulted from a brand repositioning over the past two years, a broadening consumer advertising campaign in selected markets, notable new account activity and new product introductions. The volume growth, along with a decline in certain product costs related to the national butterfat market, resulted in margin expansion in the 2000 period.

Dairy Products Division net sales for the 2000 period reflected higher unit sales due to strong creamer product sales, ice milk mix sales growth with national accounts and the impact of sales from a plant acquired during 1999's second quarter. However, unit sales were flat year-over-year for certain cartoned specialty dairy products due to the product line having not fully recovered from a recall in 1999. Also, industrial (tanker) mix volume declined substantially year-over-year as a result of the loss of a major customer in this segment in late 1999. Deflationary impacts from a year-over-year decline in the national butterfat market offset the overall divisional volume growth. Divisional operating profit declined in the 2000 period largely as a result of inefficient plant operations. Labor costs were above average due, in part, to increased training costs and overtime incurred to meet orders in a timely manner.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
================================================================================

THREE MONTHS ENDED MARCH 31, 2000 VS THREE MONTHS ENDED MARCH 31, 1999, CONT.

RESULTS OF OPERATIONS, CONT.

Potato Products Division net sales for the 2000 period reflected a unit sales increase, particularly for retail hash brown and mashed items. New account activity, same-account sales growth and new product introductions contributed to the sales gain. The operating profit increase in the 2000 period resulted from the volume growth, an improved sales mix, and efficient plant operations at the main potato processing facility. Profit growth was constrained by increased spending to stimulate trade and consumer response to the Division's products.

The increase in gross profit margin of the Company for the period ended March 31, 2000, as compared to the results of the same period in 1999, reflected the factors discussed above, particularly the strength in the Refrigerated Distribution and Potato Products segments. It is management's strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products' contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins in most periods. Selling, general and administrative expenses increased as a percent of sales in the period ended March 31, 2000, as compared to the results of the same period in 1999. Expenses increased due to amortization of the costs associated with the Company's information systems upgrade project, amortization of a non-compete agreement related to a Dairy Products acquisition, and additional sales and marketing efforts.

GENERAL

Certain of the Company's products are sensitive to changes in commodity prices. The Company's Egg Products Division derived less than 3% of the Division's net sales for the first three months of 2000 from shell eggs, which are sensitive to commodity price swings. Value-added extended shelf-life liquid egg products lines and precooked egg products accounted for approximately 60% of the Egg Products Division's net sales. The remainder of Egg Products Division sales is derived from the sale of other egg products, which vary from being commodity-sensitive to value-added. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg pricing in the 2000 period was approximately 15% below 1999 levels as measured by a widely quoted pricing service. Gross profit margins for extended shelf-life liquid eggs, egg substitutes, and precooked egg products are less sensitive to commodity price fluctuations than are other egg products or shell eggs.

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

THREE MONTHS ENDED MARCH 31, 2000 VS THREE MONTHS ENDED MARCH 31, 1999, CONT.

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

The Company invested $8,100,000 in capital expenditures during the three months ended March 31, 2000. The Company plans to spend approximately $55,000,000 on capital expenditures in 2000, the majority of which is to expand or update production capacity for value-added products.

The Company has an unsecured line of credit for $80,000,000 with its principal banks which expires in February 2002. As of March 31, 2000, $48,500,000 was outstanding under this line of credit.

In July 1998, the Company's Board of Directors authorized the purchase of up to two million shares of Common Stock on the open market or in privately negotiated transactions. In February 2000, the Board authorized an additional purchase of up to two million shares of Common Stock on the open market or in privately negotiated transactions. Through March 31, 2000, the Company had repurchased 2,512,200 shares of Common Stock for $56,466,000. During the first quarter of 2000 the Company repurchased 609,400 shares of Common Stock.

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

FORWARD-LOOKING STATEMENTS

Certain items in this Form 10-Q are forward-looking statements, which are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to numerous risks and uncertainties, including variances in the demand for the Company's products due to consumer developments and industry developments, as well as variances in the costs to produce such products, including normal volatility in egg and feed costs. The Company's actual financial results could differ materially from the results estimated by, forecasted by, or implied by the Company in such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's market risk during the three month period ended March 31, 2000.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits

27.1 Financial Data Schedule

(b) Reports on Form 8-K

The Company filed a Form 8-K on January 25, 2000 disclosing its decision to end a process to explore strategic alternatives to enhance shareholder value, along with strong preliminary financial results for 1999.

The Company filed a Form 8-K on March 1, 2000 disclosing an authorization by the Company's Board of Directors to repurchase up to an additional two million shares of Common Stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MICHAEL FOODS, INC.
                                    -----------------------------
                                     (Registrant)

Date:  May 12, 2000                     By: /s/ Gregg A. Ostrander
                                           -----------------------
                                           Gregg A. Ostrander
                                           (Chairman, President and Chief
                                           Executive Officer)

Date:  May 12, 2000                     By: /s/ John D. Reedy
                                           -----------------------
                                           John D. Reedy
                                           (Executive Vice President, Treasurer,
                                           Chief Financial Officer and Principal
                                           Accounting Officer)