Form 10-K
period 2000-12-31
MICHAEL FOODS INC /MN
filed 2001-03-12
CIK 768158

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

Commission file number 0-15638

Michael Foods, Inc.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0498850 (IRS Employer Identification No.)
Suite 324, Signal Bank Building 5353 Wayzata Boulevard Minneapolis, Minnesota (Address of principal executive offices)	55416 (Zip Code)

Registrant's telephone number, including area code (952) 546-1500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock $.01 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the registrant as of March 5, 2001 was approximately $405 million based on the last price of such stock as reported by the Nasdaq National Market.

    The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of March 5, 2001, was 18,365,730 shares.

PART I

Item 1—Business

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

General

    Michael Foods, Inc. (the "Company", "we", "us") is a diversified producer and distributor of food products in four areas—egg products, refrigerated distribution, dairy products, and potato products. We are, through our Egg Products Division, the largest producer of processed egg products in the United States. The Refrigerated Distribution Division distributes a broad line of refrigerated grocery products to retail grocery outlets, including cheese, shell eggs, bagels, butter, margarine, muffins, potato products, juice and ethnic foods. The Dairy Products Division processes and distributes soft serve mix, ice cream mix, and extended shelf-life ultrapasteurized milk, creamers and other specialty dairy products to domestic fast food businesses and other foodservice outlets, ice cream manufacturers and others. The Potato Products Division processes and distributes refrigerated potato products sold to the foodservice and retail grocery markets in the United States. Financial information about the Company's business segments is included elsewhere herein (see Items 7 and 8).

    Our strategy is to grow value-added food product sales, primarily in the foodservice market, by focusing on developing, marketing and distributing innovative, refrigerated products. The key to this strategy is "value-added", whether that is in the product, the distribution channel or in the service provided to customers.

Recent Development

    In December 2000, we announced the signing of a definitive merger agreement ("Merger") providing for the acquisition of the Company for $30.10 per share in cash, by an investor group comprised of a management group led by our Chairman, President and Chief Executive Officer, affiliates of Jeffrey Michael, a director of the Company, and affiliates of two private equity investment firms. For further information, please see our reports on Form 8-K filed on December 22, 2000 and March 8, 2001, which are incorporated herein by reference.

Egg Products Division

    The Egg Products Division, comprised of M. G. Waldbaum Company ("Waldbaum") and Papetti's Hygrade Egg Products, Inc. ("Papetti's"), produces, processes and distributes numerous egg products and shell eggs. Collectively the two subsidiaries are also known as the Michael Foods Egg Products Company. We believe that the Egg Products Division is the largest egg products producer in the United States and is believed to be the third largest egg producer in the United States. Principal value-added egg products are ultrapasteurized, extended shelf-life liquid eggs ("Easy Eggs®" and "Table Ready™"), egg white-based egg substitutes ("Better 'n Eggs™", "Table Ready™", and "All Whites™"), hardcooked and pre-cooked egg products. Other egg products include frozen, liquid and dried egg whites, yolks and whole eggs. The Division is the largest supplier of extended shelf-life liquid eggs, precooked egg patties and omelets, dried, and hardcooked eggs in the United States and is a leading supplier of frozen and liquid whole eggs, whites and yolks. The Division distributes its egg products to food processors and foodservice customers primarily throughout the United States with some international sales in the Far East and Europe. The largest selling product line within the Division, extended shelf-life liquid eggs, and other egg products are marketed nationally to a wide variety of foodservice and industrial customers. The Division also is a leading supplier of egg white-based egg substitutes sold in the U. S. retail and foodservice markets. Most of the Division's annual shell egg sales are made to the Company's Refrigerated Distribution Division, which, in turn, distributes them throughout its 30 state territory.

    In 2000, the Division derived approximately 97% of net sales from egg products, with 3% of net sales coming from shell eggs. Pricing for shell eggs and certain egg products in the United States reflects levels reported by Urner Barry Spot Egg Market Quotations ("Urner Barry"), a recognized industry publication. Prices of certain valued-added products, such as extended shelf-life liquid eggs, egg substitutes, and hardcooked and pre-cooked egg products, typically are not significantly affected by Urner Barry quoted price levels. Such products accounted for approximately 60% of the Division's 2000 sales. Prices for the Division's other products, including frozen, short shelf-life liquid, certain dried products and, particularly, shell eggs, are significantly affected by frequently changing market levels as reported by Urner Barry.

    In 2000, approximately 35% of the Division's egg needs were satisfied by production from Company-owned hens, with the balance being purchased under grower contracts and in the spot market. The cost of eggs from Company-owned facilities is largely dependent upon the cost of feed. Additionally, for an increasing proportion of eggs purchased under grower contracts, the egg cost is determined largely by the cost of feed. For a larger proportion of eggs purchased under grower contracts, plus eggs purchased in the spot market, the egg cost is determined by normal market forces. Such costs are largely determined by reference to Urner Barry quotations. Historically, feed costs have generally been less volatile than have egg market prices and internally produced eggs generally are lower in cost than are externally sourced eggs. Key feed costs, such as corn and soybean meal, are partially hedged through the use of futures and other purchase contracts. There is no market mechanism for hedging egg prices.

    The Division has endeavored to moderate the effects of egg market commodity factors through an emphasis on value-added products and the internal production of eggs, where the egg cost is somewhat controllable. Further, the Division attempts to match market-affected egg sourcing with the production of egg products whose selling prices are also market-affected, and cost-affected egg sourcing, as best can be managed, with higher value-added products priced over longer terms, generally 6-12 months. The former allows the Division to typically realize a modest processing margin on such sales, even though there are notable commodity influences on both the egg sourcing cost and the egg products pricing, with each changing as frequently as daily. Shell eggs are essentially a commodity and are sold based upon reported egg prices. Egg prices are significantly influenced by modest shifts in supply and demand. Pricing of shell eggs is also typically affected by seasonal demand related to increased consumption during holiday periods.

    The Division's principal egg processing plants are located in New Jersey, Minnesota, Nebraska, Pennsylvania and Iowa. Certain of the Division's facilities are fully integrated from the production and maintenance of laying flocks through the processing of egg products. Fully automated laying barns, housing approximately 14,000,000 producing hens, are located in Nebraska and Minnesota, of which approximately 1,600,000 are housed in contract facilities. Major laying facilities also maintain their own grain and feed storage facilities. Further, the production of approximately 5,000,000 hens is under long-term supply agreements, with an additional 26,500,000 hens under shorter-term agreements. The Division also maintains facilities with approximately 2,800,000 pullets located in Nebraska and Minnesota.

Refrigerated Distribution Division

    The Refrigerated Distribution Division, comprised of Crystal Farms Refrigerated Distribution Company ("Crystal Farms") and Wisco Farm Cooperative, distributes a wide range of refrigerated grocery products directly to retailers and to wholesale warehouses. The Division believes that its strategy of offering quality branded products at a good value relative to national brands has contributed to its growth. These distributed refrigerated products, which consist principally of cheese, eggs, bagels, butter, margarine, muffins, potato products, juice and ethnic foods, are supplied by vendors, or other divisions of the Company, to the Division's specifications. Cheese accounts for approximately 58% of divisional annual sales. We operate a cheese packaging facility in Lake Mills, Wisconsin, which processes and wraps various cheese products for its Crystal Farms brand cheese business and for private label customers.

    The Division has expanded its market area using both company-owned and leased resources and independent distributors. The Division's market area includes 30 states primarily in the central U. S. Retail locations carrying the Division's products approximate 4,300 stores, though a majority are served via customers' warehouses. In 2000, sales to the warehouse operations of a major national food wholesaler, and to its owned and franchised stores, represented approximately 45% of divisional sales. The Division maintains a fleet of refrigerated tractor-trailers to deliver products daily to its retail customers from ten distribution centers located centrally in its key marketing areas.

Dairy Products Division

    The Dairy Products Division, comprised of Kohler Mix Specialties, Inc. ("Kohler"), processes and sells soft serve mix, ice cream mix, frozen yogurt mix, creamers, milk and specialty dairy products, many of which are ultra-high temperature ("UHT") pasteurized products. The Division sells its products throughout much of the United States from processing facilities in Minnesota, Texas and Connecticut.

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

    The Division has approximately 325 customers, including branded ice cream manufacturers, quick service restaurants, other foodservice outlets and independent ice cream retailers. The Division's top five customers represented approximately 53% of 2000 divisional sales volume. Most of the Division's sales are to customers who purchase products on a cost-plus basis. This includes sales to most of the large quick-service restaurant chains operating in its market areas. Sales of soft serve, milk shake, and ice cream mixes are more seasonal than the Company's other products, with higher sales volume occurring between April and October. The addition of other specialty dairy products in recent years, such as non-refrigerated dairy creamers and cartoned items, has somewhat offset the impact on the Division's sales and earnings from this seasonality.

Potato Products Division

    Refrigerated potato products are produced and sold by Northern Star Co. ("Northern Star") and Farm Fresh Foods, Inc. ("Farm Fresh") to both the foodservice and retail markets. Products consist of shredded hash browns and diced, sliced, mashed, and other specialty potato products. In 2000, approximately 66% of the Potato Products Division's net sales were to the foodservice market, with the balance to the retail market.

    The Division maintains its main processing facility in Minnesota, with a smaller facility located in Nevada. The Division typically purchases approximately 90%-95% of its annual potato requirements from contract producers. The balance of potato requirements are purchased on the spot market. The Division maintains a high percentage of its contracted supply from irrigated fields and also has geographical diversification of its potato sources. However, weather remains an important factor in determining raw potato prices and quality. Variations in the purchase price and/or quality of potatoes can effect the Potato Products Division's operating results.

Sales, Marketing and Customer Service

    Each of our four divisions has developed a marketing strategy, which emphasizes high quality products and customer service. Michael Foods Sales, an internal sales group, coordinates the sales of Waldbaum, Papetti's, Kohler and Northern Star, primarily for national and regional accounts, and is supported by a centralized order entry and customer service staff. The consolidations of the historically distinct egg products sales groups, and related customer service groups, were completed in February 2001. A group of foodservice brokers is used by Michael Foods Sales to supplement its internal sales efforts. Further, the Egg Products Division utilizes a separate broker group for the retail market and maintains a small sales group which handles certain industrial egg product sales. The Company has a small marketing staff, which executes marketing plans in the foodservice market, with additional resources available from outside agencies and consultants as needed.

    The Refrigerated Distribution Division's internal and external sales personnel obtain orders from retail stores which are usually placed no more than one day ahead of the requested delivery date. The Division's marketing efforts are primarily focused on in-store and co-op advertising programs, which are executed with grocers on a market-by-market basis. During 2000, Crystal Farms increased its consumer support programs, with largely favorable sales volume results. Also, the Egg Products Division has a consumer support program to support various of its egg products sold in the retail market.

Acquisitions

    We have made acquisitions in prior years and anticipate that we will continue to make acquisitions as part of our strategic plan. In 2000, we acquired Ingredient Supply, LLC, a hardcooked egg products processor located in Cokato, Minnesota. Ingredient Supply's annual sales were approximately $10 million.

Competition

    All aspects of our businesses are extremely competitive. In general, food products are price sensitive and affected by many factors beyond our control, including changes in consumer tastes, fluctuating commodity prices, changes in supply due to weather, production variances and feed costs.

    Our Egg Products Division is considered the largest egg products processor and the third largest egg producer in the United States. The Egg Products Division competes with many suppliers of egg products and eggs. While the shell egg industry is highly fragmented, and the egg products sector is fairly fragmented, there has been a trend toward consolidation in recent years and further consolidation in the industry is expected. Other major egg producers include Cal-Maine Foods, Inc. and Rose Acre Farms, Inc. We believe our Egg Products Division is among the lowest cost egg producers in the United States. We believe that Easy Eggs'® and Table Ready's™ salmonella-negative aspects, extended shelf-lives and ease of use are significant competitive advantages in the foodservice and industrial food markets for eggs. We also believe our largest competitor in egg products is the Sunny Fresh Foods, Inc. subsidiary of Cargill, Inc.

    Our Refrigerated Distribution Division competes with the refrigerated products of other suppliers such as Beatrice Companies, Inc. (a subsidiary of ConAgra Foods, Inc.), Kraft Foods, Inc., Land O' Lakes, Inc., and Sargento Cheese Company, Incorporated. The Division believes that its emphasis on a high level of service and lower-priced branded products has enabled it to compete effectively in its market area with larger national brand companies.

    We believe the Dairy Products Division provides the majority of the soft serve mix, and a significant percentage of ice cream mix, sold in Minnesota and Wisconsin. Kohler also has a large percentage of the UHT soft serve mix and UHT fluid milk business with quick service restaurant chains in the central United States. Competitors include local dairies utilizing conventional pasteurization and regional dairies with UHT products.

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

Proprietary Technologies and Trademarks

    We use a combination of patent, trademark and trade secrets laws to protect the intellectual property for our products. We own proprietary patents, and we have exclusive license agreements for several patents and technologies. In 1988, we entered into an exclusive license agreement to use patented processes developed and owned by North Carolina State University involving the ultra-pasteurization of liquid eggs. The patents licensed to us under this agreement expire between 2006 and 2010. In addition, as a result of our acquisition of Papetti's, we also acquired an exclusive sublicense to use a patented process for the electro-heating of liquid eggs owned by Raztek Corporation. The patent licensed to us under this sublicense expires in 2005. Our license to use each of these patents will continue until the expiration of the patents. These patented processes produce liquid eggs that are salmonella and listeria-negative, as defined by federal law, and extend the shelf-life of liquid eggs from less than two weeks to over ten weeks.

    We also own an exclusive license to use a patented process, owned and developed by the University of Missouri, to eliminate salmonella from shell eggs. This patent is set to expire in 2016. Our license to use this patent will also continue until the expiration of the patent. We currently use this technology for processing in-shell pasteurized eggs sold through our refrigerated distribution division. We also have acquired licenses to other patents and technology from other third parties, including the University of Nebraska.

    We believe that certain of our competitors infringe upon some of our patents and the patents licensed to us. Along with North Carolina State University, we have initiated litigation against several processors of competing liquid egg products claiming infringement of the original and subsequent related process patents licensed to us by North Carolina State University with respect to ultra-pasteurized liquid egg production. In 1992, a jury for the United States District Court for the Middle District of Florida found the original patent to be valid and that a processor, Bartow Food Co., willfully and deliberately infringed one of the patents. In another action, the United States District Court for the District of New Jersey found in 1992 and 1993 that Papetti's had infringed certain of the patents and that the licensed patents are valid and enforceable. In 1994, the Court of Appeals for the Federal Circuit upheld this judgment. In 1993, Nulaid Foods, Inc. sought a declaratory judgment that the licensed patents are invalid. This action was subsequently settled, and Nulaid Foods entered into an agreement with us for the sublicense of the patents. In 1996, reissue and reexamination proceedings were initiated by us and our competitors with the U.S. Patent and Trademark Office, or PTO, seeking to determine the scope and validity of some of the patents that we license from North Carolina State University. We have recently received a notice of allowance from the PTO that the claims in the licensed patents are valid and in full force and effect. In 2000, Sunny Fresh Foods, Inc., a division of Cargill, Inc., filed an action seeking declaratory judgment that Sunny Fresh Foods does not infringe upon the licensed patents and that the licensed patents are invalid. We have counter claimed alleging that Sunny Fresh Foods has infringed the patents. For more information, see Item 3—Legal Proceedings.

    Although we actively pursue patent infringement litigation, we do not believe that the expiration of these patents will have a material adverse affect on our business or market share within these product segments because of our strong market position combined with the fact that we believe our largest competitor is currently infringing on this patent.

    The egg products division maintains numerous trademarks and/or trade names for its products, including "Logan Valley," "Wakefield," "Sunny Side Up," "Michael Foods," "Deep Chill," "MGW," "Simply Eggs Brand," "Better 'n Eggs," "All Whites," "Chef's Omelet Brand," "Express Eggs," "Quaker State Farms," and "Broke N' Ready." Ultra-pasteurized liquid eggs are marketed using the "Easy Eggs" and "Table Ready" trade names.

    Within the potato products division, Northern Star Co. markets its refrigerated potato products to foodservice customers under a variety of brands, including "Northern Star," "Farm Fresh" and "Quality Farms." The "Simply Potatoes" and "Diner's Choice" brands are used for retail refrigerated products.

    Within the dairy products division, "Kohler" and "Midwest Mix, Inc." are the two primary trade names.

    Refrigerated distribution division products are marketed principally under the "Crystal Farms" trade name.

Government Regulation

    All of our divisions are subject to federal, state and local government regulations relating to grading, quality control, product branding and labeling, waste disposal and other aspects of their operations. Our divisions are also subject to USDA and FDA regulation regarding grading, quality, labeling and sanitary control. The processing plants of our egg products division that break eggs, and some of our other egg processing operations, are subject to continuous on-site USDA inspection. All of our other processing plants are subject to periodic inspections by the USDA, FDA and state regulatory authorities.

    Crystal Farms cheese and butter products and the dairy products division's mix products are affected by milk price supports established by the USDA. The support price serves as an artificial minimum price for these products, which may not be indicative of market conditions that would prevail if such supports were abolished.

    In November 2000, Crystal Farms initiated a recall of a small quantity of two cheese products manufactured by a co-packer due to possible contamination of listeria. Crystal Farms worked with the United States Food and Drug Administration to coordinate the recall, which involved several other companies and many brands of cheese. No illnesses were reported related to the recall and the impact on Crystal Farms' operations was minimal.

    A substantial portion of the egg production operations of our Egg Products Division are located in the State of Nebraska. With certain exceptions, a provision of the Nebraska constitution generally prohibits corporations from engaging in farming or ranching in Nebraska. Although the constitutional provision contains an exemption for agricultural land operated by a corporation for the purpose of raising poultry, the Nebraska Attorney General has, in written opinions, taken the position that facilities devoted primarily to the production of eggs do not fall within such exemption and therefore are subject to the restrictions contained in the constitutional provision. We believe that our egg production facilities in Nebraska are part of integrated facilities for the production, processing and distribution of egg products, and therefore, that any agricultural land presently owned by us in Nebraska is being used for non-farming and non-ranching purposes.

    The constitution empowers the Nebraska Attorney General, or if the Attorney General fails to act, a Nebraska citizen, to obtain a court order to, among other things, force a divestiture of land held in violation of this constitutional provision. If land subject to such a court order is not divested within a two-year period, the constitutional provision directs the court to declare the land escheated, or forfeited, to the State of Nebraska. We are not aware of any proceedings under this 70 year-old constitutional provision pending or threatened against us or any other companies engaging in farming or ranching activities in Nebraska. We believe that we have adequate contingency arrangements in place in the event a determination is made that we engage in farming and/or ranching activities proscribed by the Nebraska constitution. Until the scope of such provision has been clarified by further judicial, legislative, or executive action, there can be no assurance as to the effect, if any, that it may have on our egg products division.

Environmental Regulation

    We are subject to federal, state and local environmental regulations and requirements, including those governing discharges to air and water, the management of hazardous substances, the disposal of solid and hazardous wastes and the remediation of contamination.

    We have an ongoing relationship with an environmental consulting firm who helps us comply with environmental requirements. In addition, a review was conducted by independent environmental consultants in connection with the acquisition, and, as a result, we believe we are currently in material compliance with all environmental regulations and requirements. Nonetheless, as is the case with any business, if we do not fully comply with environmental regulations, or if a release of hazardous substances occurs at or from one of our facilities, we may be subject to penalties and/or held liable for the cost of remedying the condition.

    Many of our facilities discharge wastewater pursuant to wastewater discharge permits. We dispose of our waste from our internal egg production primarily by providing it to farmers for use as fertilizer. We dispose of our solid waste from potato processing by selling the waste to a processor who converts it to animal feed.

    We have made, and will continue to make, expenditures to comply with environmental requirements. We recently upgraded the wastewater treatment system at our Klingerstown, Pennsylvania facility and agreed to pay the city of Lenox, Iowa the cost to construct and operate a wastewater treatment plant used by our facility located there. Although our plants in Klingerstown and Lenox have exceeded their permitted wastewater discharge levels in the past, we believe that these expenditures will reduce the risk of future wastewater violations at these facilities. In addition, we are reviewing the adequacy of our wastewater treatment systems at the egg products division's facilities in Gaylord, Minnesota and Bloomfield, Nebraska and the dairy products division's facility in White Bear Lake, Minnesota. We may elect to upgrade the wastewater controls at these facilities or we may be required to upgrade such controls at these or other facilities in the future. However, we do not anticipate making any material capital expenditures for environmental controls for the foreseeable future.

Employees

    At December 31, 2000, we had approximately 4,100 employees. Of this total, the Egg Products Division employed approximately 2,750 full-time and 265 part-time employees, none of whom are represented by a union. The Potato Products Division employed approximately 290 persons, approximately 195 of which were represented by the Bakery, Laundry, Allied Sales Drivers and Warehousemen Union, which is affiliated with the Teamsters. The Dairy Products Division employed approximately 220 people, approximately 65 of which were represented by the Milk Drivers and Dairy Employees Union. The Refrigerated Distribution Division employed approximately 460 employees, none of whom are represented by a union. The Michael Foods corporate, sales, distribution and customer service and information systems groups collectively employed approximately 120 people at December 31, 2000.

Executive Officers of the Registrant

    See Item 10 appearing elsewhere herein.

Item 2—Properties

Facilities

    Corporate.  We maintain leased space for our corporate headquarters, customer service office, sales office and information services group in suburban Minneapolis, Minnesota.

    Egg Products Division.  The following table summarizes information relating to the primary facilities of our egg products division:

Location	Principal Use	Size (square feet)	Owned/ Leased
Elizabeth, New Jersey	Processing	75,000	Leased
Elizabeth, New Jersey	Processing	125,000	Leased
Bloomfield, Nebraska	Processing	80,000	Owned
LeSueur, Minnesota	Processing	29,000	Owned
Wakefield, Nebraska	Processing	380,000	Owned
Klingerstown, Pennsylvania	Processing and Distribution	139,000	Leased
Klingerstown, Pennsylvania	Processing and Distribution	19,000	Leased
Lenox, Iowa	Processing and Distribution	143,000	Owned
Gaylord, Minnesota	Processing and Distribution	190,000	Owned
Elizabeth, New Jersey	Sales and Distribution	80,000	Leased
Bloomfield, Nebraska	Egg Production	619,000	Owned
Wakefield, Nebraska	Egg Production	658,000	Owned
LeSueur, Minnesota	Egg Production	345,000	Owned
Gaylord, Minnesota	Egg Production	349,000	Owned
Gaylord, Minnesota	Pullet Houses	130,000	Owned
Wakefield, Nebraska	Pullet Houses	432,000	Owned
Plainview, Nebraska	Pullet Houses	112,000	Owned

    The Egg Products Division leases office space for its headquarters, financial and administrative services staff in suburban Minneapolis and owns or leases, primarily for egg production operations, approximately 1,600 acres of land in Nebraska and Minnesota.

    Potato Products Division.  The Potato Products Division owns a processing plant and land located in Minneapolis, Minnesota, consisting of approximately 175,000 square feet of production area. The division leases one building in North Las Vegas, Nevada as of March 2001, consisting of approximately 31,000 square feet.

    Dairy Products Division.  The Dairy Products Division's facilities in White Bear Lake, Minnesota, consist of three owned buildings, with the main plant measuring approximately 95,000 square feet. It also leases a dairy plant in Sulphur Springs, Texas, which is approximately 40,000 square feet, and a dairy plant in Newington, Connecticut, which is approximately 70,000 square feet.

    Refrigerated Distribution Division.  The Refrigerated Distribution Division leases administrative and sales offices in suburban Minneapolis and several small warehouses across the United States. It owns a distribution center located near LeSueur, Minnesota, which is approximately 33,000 square feet. The refrigerated distribution division also owns and operates a 48,200 square foot refrigerated warehouse and a 19,000 square foot cheese packaging facility on a 19 acre site in Lake Mills, Wisconsin.

    The total annual base rent of the facilities described above is approximately $7.4 million. The leases for these facilities have varying length terms ranging from month-to-month to September 2024. We believe that our owned and leased facilities, together with budgeted capital projects in each of our four operating divisions, are adequate to meet anticipated requirements for our current lines of business for the foreseeable future.

Item 3—Legal Proceedings

    Four patents for ultrapasteurizing liquid eggs licensed to us by North Carolina State University were involved in proceedings before the PTO. In 1996, an examiner rejected certain claims under these patents as a result of challenges from competitors. We and North Carolina State University appealed this rejection to the PTO's Board of Patent Appeals and Interferences, or the PTO Board. In September 1999, we and North Carolina State University received a favorable ruling whereby the PTO Board reversed the examiner's rejection of 57 process claims made under the patents. As a result of these proceedings, process claims of all four patents continue to be valid and in full force and effect. We have recently received a notice of allowance from the PTO with regard to new product claims under the fourth patent. The patents will be re-issued once standard allowance fees are paid. In connection with a renegotiation in 1999 of our arrangements with respect to the patents that we license from North Carolina State University, we reduced the license fees we pay in exchange for agreeing to assume 50% of the costs relating to the defense of these patents in proceedings before the PTO and all other civil proceedings.

    On September 13, 2000, Sunny Fresh Foods, Inc., a division of Cargill Inc., filed a declaratory judgment action in the United States District Court for the District of Minnesota requesting the adjudication of the unenforceability and invalidity of those patents exclusively licensed to us by North Carolina State University. We have filed a counter-claim against Sunny Fresh Foods, claiming willful infringement by Sunny Fresh Foods of these patents. This litigation is still in its preliminary stages.

    Macartney Farms, a Canadian company that formerly distributed our egg products to the Canadian market, has filed a complaint against us and our Canadian joint venture Trilogy Egg Products, Inc., seeking $23.7 million (Canadian), or approximately $15.5 million, in damages asserting wrongful termination of its alleged exclusive marketing and distribution rights of Easy Eggs, intentional interference with economic relations, breach of fiduciary duty and recoupment of monies invested for the benefit of Michael Foods. Macartney also seeks an injunction against both Michael Foods and Trilogy from soliciting Macartney's customers. The litigation, which is pending in the Ontario Superior Court in Ottawa, is still in its preliminary stages.

    In addition, we are from time to time party to litigation, administrative proceedings and union grievances that arise in the ordinary course of our business. We do not have pending any litigation that, separately or in the aggregate, would, in our opinion, have a material adverse effect on our results of operations or financial condition.

Item 4—Submission of Matters to a Vote of Security Holders

    None.

PART II

Item 5—Market for Registrant's Common Equity and Related Stockholder Matters

    Michael Foods common stock is traded on the Nasdaq National Market System under the symbol "MIKL." The following table sets forth the high and low reported sale prices of Michael Foods common stock for each quarter of 2000 and 1999.

1999	High	Low
First Quarter	28 3/4	16 11/16
Second Quarter	25	18 1/4
Third Quarter	28 1/16	21 3/8
Fourth Quarter	27 7/16	22 1/2
2000	Low	High
First Quarter	25 3/4	19 1/8
Second Quarter	25 9/16	19 3/8
Third Quarter	26 3/4	21 7/16
Fourth Quarter	31	22

    The following table sets forth the regular quarterly cash dividends per share paid on Michael Foods common stock in 2000 and 1999.

	2000	1999
First Quarter	$0.07	$0.06
Second Quarter	0.08	0.07
Third Quarter	0.08	0.07
Fourth Quarter	0.08	0.07

    At year end 2000, we had 358 common shareholders of record and an estimated 4,000 beneficial owners whose shares were held by nominees or broker dealers.

Item 6—Selected Financial Data

    The following sets forth selected historical financial data with respect to the Company and its subsidiaries. The data given below as of and for the five years ended December 31, 2000 has been derived for the Company's Consolidated Financial Statements audited by Grant Thornton, LLP, independent certified public accounts. Such data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included elsewhere herein, in thousands, except per share data.

	Years Ended December 31,
	2000	1999	1998	1997	1996
STATEMENT OF OPERATIONS DATA
Net sales	$1,080,601	$1,053,272	$1,020,484	$956,223	$616,395
Cost of sales	889,138	860,256	847,383	813,771	545,055
Product line inventory markdown	—	—	—	—	12,225

Gross profit	191,463	193,016	173,101	142,452	59,115
Selling, general and administrative expenses	104,657	106,686	93,548	76,173	44,822
Product line asset impairment	—	—	—	—	10,472

Operating profit	86,806	86,330	79,553	66,279	3,821
Interest expense, net	13,206	11,664	10,136	10,830	7,264

Earnings (loss) before income taxes	73,600	74,666	69,417	55,449	(3,443)
Income tax expense (benefit)	28,890	30,610	29,160	23,010	(370)

Net earnings (loss)	$44,710	$44,056	$40,257	$32,439	$(3,073)

Net earnings (loss) per share
Basic	$2.36	$2.15	$1.86	$1.53	$(0.16)
Diluted	2.33	2.12	1.83	1.51	(0.16)

Weighted average shares outstanding
Basic	18,950	20,500	21,642	21,181	19,386
Diluted	19,192	20,750	21,980	21,446	19,386
Dividends per common share	$0.31	$0.27	$0.23	$0.20	$0.20
At December 31,
BALANCE SHEET DATA
Working capital	$78,628	$51,764	$61,297	$54,788	$56,677
Total assets	612,904	597,917	551,516	503,655	364,659
Long-term debt, including current maturities	198,809	178,534	166,107	146,028	112,901
Shareholders' equity	258,733	264,599	244,149	229,246	174,042

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes to those statements appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in forward-looking statements.

General

    Michael Foods is a diversified producer and distributor of specialty egg, potato and dairy products to the foodservice, retail and industrial ingredient markets. We also distribute refrigerated grocery items, primarily cheese and other dairy products, to the retail grocery market in the central United States. The following table summarizes certain historical results of the Company and its operating divisions and such data as a percentage of total net sales for the periods indicated and was derived from the Company's consolidated financial statements included elsewhere in this document (dollars in thousands):

	Years Ended December 31,
	2000		1999		1998
	$	%	$	%	$	%
Statement of operations data:
External net sales:
Egg products division	637,355	59.0	620,719	58.9	607,688	59.6
Potato products division	60,731	5.6	57,353	5.5	52,345	5.1
Dairy products division	141,401	13.1	144,865	13.7	138,865	13.6
Refrigerated distribution division	241,114	22.3	230,335	21.9	221,586	21.7

Total net sales	1,080,601	100.0	1,053,272	100.0	1,020,484	100.0
Cost of sales	889,138	82.3	860,256	81.7	847,383	83.0

Gross profit	191,463	17.7	193,016	18.3	173,101	17.0
Selling, general and administrative expenses	104,657	9.7	106,686	10.1	93,548	9.2

Operating profit:
Egg products division	67,658	6.2	73,531	7.0	69,295	6.8
Potato products division	7,650	0.7	6,751	0.6	3,890	0.4
Dairy products division	1,322	0.1	3,750	0.4	6,748	0.7
Refrigerated distribution division	16,001	1.5	10,656	1.0	7,288	0.7
Corporate	(5,825)	(0.5)	(8,358)	(0.8)	(7,668)	(0.8)

Total operating profit	86,806	8.0	86,330	8.2	79,553	7.8

Interest expense, net	13,206	1.2	11,664	1.1	10,136	1.0

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

    Net Sales.  Net sales for the year ended December 31, 2000 increased $27.3 million, or 2.6%, to $1,080.6 million from $1,053.3 million for the year ended December 31, 1999. This increase was primarily attributable to an increase in net sales from the egg products division of $16.7 million and an increase in net sales from the Company's refrigerated distribution division of $10.8 million, partially offset by reduced net sales of $3.5 million from the dairy products division.

    Egg Products Division Sales.  Egg products division sales for the year ended December 31, 2000 increased $16.7 million, or 2.7%, to $637.4 million from $620.7 million for the year ended December 31, 1999. The increase was primarily attributable to a 6.5% unit sales growth for all higher value-added products, such as extended shelf-life liquid, pre-cooked, hard cooked and low/no cholesterol liquid eggs. This sales growth more than offset price declines on certain products, including frozen and dried eggs. During 2000, shell egg prices dropped to a 15 year low, which for a variety of reasons (most notably supply and demand imbalances), resulted in narrow margins for frozen, short-shelf life liquid and dried eggs. As a result, the Company limited sales volumes for these products because of the adverse pricing environment. Sales of higher value-added egg products represented approximately 60% of the egg product division's sales in 2000, up from 58% in 1999.

    Potato Products Division Sales.  Potato products division sales for the year ended December 31, 2000 increased $3.3 million, or 5.9%, to $60.7 million from $57.4 million for the year ended December 31, 1999. This increase was primarily attributable to a strong unit sales growth for retail refrigerated potato products, which increased 12% from 1999. Sales to new customers, growth in sales to existing customers and new product introductions all contributed to the increase in sales as well.

    Dairy Products Division Sales.  Dairy products division sales for the year ended December 31, 2000 decreased by $3.5 million, or (2.4)%, to $141.4 million from $144.9 million for the year ended December 31, 1999. This decrease was primarily attributable to lower unit sales volumes for certain packaged mixes and the loss of its industrial ingredient customer in late 1999, as a result of problems related to a product recall which accounted for $15 million of our sales in 1999. These declines were offset by increased volumes as a result of the Company's acquisition of a Connecticut dairy facility in May 1999, which expanded the division' geographic coverage, continued growth in non-refrigerated dairy creamers as a result of product line extensions and customer additions and a recovery in cartoned specialty products, one year after the 1999 recall. In early 1999, the Company recalled milk carton products which may have been contaminated. Sales in 2000 were adversely impacted as a result of volume declines and operating inefficiencies associated with the recall. In response, the Company has upgraded its facilities and equipment, implemented improved quality control, testing and operating procedures and added new divisional management.

    Refrigerated Distribution Division Sales.  Refrigerated distribution division sales for the year ended December 31, 2000 increased $10.8 million, or 4.7%, to $241.1 million from $230.3 million for the year ended December 31, 1999. This increase was primarily attributable to strong unit sales growth in cheese, which increased 10.9% from 1999, and butter, which increased 15.1% from 1999. Strong volume growth resulted from sales to new customers, particularly in new territories, promotional activity and increased consumer advertising.

    Gross Profit.  Gross profit for the year ended December 31, 2000 decreased $1.5 million, or approximately (0.8)%, to $191.5 million from $193.0 million for the year ended December 31, 1999. The Company's gross profit margin was 17.7% of net sales for 2000, as compared to 18.3% of net sales for 1999. The decrease in gross profit was mainly attributable to a $14.9 million decrease in gross profit from lower value-added egg products resulting from a decrease in margins, as discussed above, and $0.8 million from the loss of the industrial dairy mix customer in late 1999 as a result of problems related to the product recall, partially offset by increased gross profit from our higher value-added egg products, refrigerated case items and specialty potato products.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the year ended December 31, 2000 decreased $2.0 million, or (1.9)%, to $104.7 million from $106.7 million for the year ended December 31, 1999. Selling, general and administrative expenses declined as a percent of sales in 2000, as compared to the results in 1999. Expenses decreased due to reductions in costs associated with the Company's information systems upgrade project, the majority of which was completed in the third quarter of 2000, as compared to peak expense levels on this project in 1999 and reduced payments under the executive incentive plan from 1999 levels. The Company also benefited from effective expense controls in other areas of the business and the favorable impact of reduced egg products royalty payments arising from a renegotiation of these payments in exchange for the assumption by us of certain administrative expenses, including any expenses related to litigation or other disputes in connection with some of the patents that we license. These benefits more than offset increases in bad debt expense resulting from a foodservice distributor's bankruptcy filing and additional marketing efforts.

    Operating Profit.  Operating profit for the year ended December 31, 2000 increased $0.5 million, or approximately 0.6%, to $86.8 million from $86.3 million for the year ended December 31, 1999. This increase is primarily attributable to increased operating profits in the potato products and refrigerated distribution divisions, which were partially offset by a decline in operating profits of the egg products and dairy products divisions.

    Egg Products Division Operating Profit.  Egg products division operating profit for the year ended December 31, 2000 decreased $5.8 million, or (8.0)%, to $67.7 million from $73.5 million for the year ended December 31, 1999. Operating profit for higher value-added egg products increased by $6.2 million, or 10.4%, from 1999, while operating profit from other egg products declined by 98% to approximately break-even levels. As discussed above, operating profits for our industrial ingredient egg products declined by $14.0 million in 2000 as a result of a decrease in margins. The operating profit for the entire egg products division was impacted by a $4.6 million increase in depreciation as a result of substantial capital expenditures made throughout the division in 1999.

    Potato Products Division Operating Profit.  Potato products division operating profit for the year ended December 31, 2000 increased $0.9 million, or 13.3%, to $7.7 million from $6.8 million for the year ended December 31, 1999. This increase reflects benefits from volume growth and continuing improvements in plant operations, which were partially offset by increased marketing spending.

    Dairy Products Division Operating Profit.  Dairy products division operating profit for the year ended December 31, 2000 decreased $2.5 million, or (64.7)%, to $1.3 million from $3.8 million for the year ended December 31, 1999. Divisional operating profit declined in 2000 as a result of the loss of its major industrial customer, increased bad debt expense resulting from a foodservice distributor's bankruptcy filing, higher overhead expenses, continued above average operating expenses as a result of the 1999 product recall and increased amortization related to the acquisition of a dairy facility in Connecticut.

    Refrigerated Distribution Division Operating Profit.  Refrigerated distribution division operating profit for the year ended December 31, 2000 increased $5.3 million, or 50.1%, to $16.0 million from $10.7 million for the year ended December 31, 1999. Strong unit sales growth, along with a reduction in cheese supply costs without a commensurate reduction in selling prices, resulted in increases in margins during 2000.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

    Net Sales.  Net sales for the year ended December 31, 1999 increased $32.8 million, or 3.2%, to $1,053.3 million from $1,020.5 million for the year ended December 31, 1998. The increase was attributable to sales growth across all four operating divisions.

    Egg Products Division Sales.  Egg products division sales for the year ended December 31, 1999 increased $13.0 million, or 2.1%, to $620.7 million from $607.7 million for the year ended December 31, 1998. The increase was primarily attributable to sales in higher value-added product lines, such as pre-cooked patties and omelets, which increased 5.1% from 1998, and sales of other egg products, such as dried eggs, which increased 1.5% from 1998. Sales of higher value-added egg products represented approximately 58% of the egg product division's sales in 1999 compared to approximately 57% in 1998.

    Potato Products Division Sales.  Potato products division sales for the year ended December 31, 1999 increased $5.0 million, or 9.6%, to $57.4 million from $52.4 million for the year ended December 31, 1998. This increase was primarily attributable to higher unit sales in 1999 compared to 1998. Foodservice unit sales were particularly strong in 1999, up 7.5% from 1998, with mashed potatoes, which showed significant sales increases, and new foodservice products contributing to the sales increase. Sales volume for retail items also increased in 1999, up 10.2% from 1998.

    Dairy Products Division Sales.  Dairy products division sales for the year ended December 31, 1999 increased by $6.0 million, or 4.3%, to $144.9 million from $138.9 million for the year ended December 31, 1998. This increase was primarily attributable to the acquisition of a Connecticut dairy facility in May 1999 and sales growth in non-refrigerated dairy creamers, partially offset by the loss of its major industrial customer at the beginning of the fourth quarter of 1999 and lower milk product sales as a result of the product recall in early 1999.

    Refrigerated Distribution Division Sales.  Refrigerated distribution division sales for the year ended December 31, 1999 increased $8.7 million, or 3.9%, to $230.3 million from $221.6 million for the year ended December 31, 1998. This increase was primarily attributable to strong unit sales growth in cheese products, which increased 12.0% from 1998, and butter, which increased 9.0% from 1998. Strong volume growth resulted from new customers, promotional activity and increased consumer advertising.

    Gross Profit.  Gross profit for the year ended December 31, 1999 increased $19.9 million, or 11.5%, to $193.0 million from $173.1 million for the year ended December 31, 1998. The Company's gross profit margin was 18.3% of net sales in 1999, as compared to 17.0% of net sales in 1998. The increase in gross profit margin in 1999 was attributable to a greater proportion of value-added product sales, which have higher margins, relative to total net sales, reduced feed and egg costs due to declines in the market prices of such raw materials and a decrease in potato products processing costs. It is the Company's strategy to increase value-added product sales as a percent of total sales over time, while decreasing the contribution of commodity-sensitive products to consolidated sales. These efforts historically have been beneficial to gross profit margins and earnings stability in most periods.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the year ended December 31, 1999 increased $13.2 million, or 14.0%, to $106.7 million from $93.5 million for the year ended December 31, 1998. Selling, general and administrative expenses were 10.1% of net sales in 1999, as compared to 9.2% of net sales in 1998. The increase was attributable to, among other factors, increased marketing costs, expenses related to company-wide information systems upgrades and increased incentive compensation accruals due, in part, to broadened employee participation in management incentive plans.

    Operating Profit.  Operating profit for the year ended December 31, 1999 increased $6.7 million, or 8.5%, to $86.3 million from $79.6 million for the year ended December 31, 1998. This increase is primarily attributable to increased operating profits in the egg products, potato products and refrigerated distribution divisions, which were partially offset by a decline in operating profit from the dairy products division.

    Egg Products Division Operating Profit.  Egg products division operating profit for the year ended December 31, 1999 increased $4.2 million, or 6.1%, to $73.5 million from $69.3 million for the year ended December 31, 1998. Increased sales of value-added egg products and higher margins for other egg products, accounted for most of this operating profit increase.

    Potato Products Division Operating Profit.  Potato products division operating profit for the year ended December 31, 1999 increased $2.9 million, or 73.5%, to $6.8 million from $3.9 million for the year ended December 31, 1998. Significant sales growth, improved plant operations resulting in lower processing costs, and a reduction in retail returns contributed to earnings growth in this division.

    Dairy Products Division Operating Profit.  Dairy products division operating profit for the year ended December 31, 1999 decreased $2.9 million, or (44.4)%, to $3.8 million from $6.7 million for the year ended December 31, 1998. Operating profit margins were lower in 1999 than 1998 as a result of costs and reduced sales related to a product recall early in the year, the loss of its major industrial customer late in the year and inefficiencies in plant operations, partially offset by the acquisition of a Connecticut dairy facility in May 1999.

    Refrigerated Distribution Division Operating Profit.  Refrigerated distribution division operating profit for the year ended December 31, 1999 increased $3.4 million, or 46.2%, to $10.7 million from $7.3 million for the year ended December 31, 1998. The combination of volume growth, more effective expense controls and a reduction in product costs, as compared to 1998 levels, resulted in increases in profit margin in 1999.

Seasonality and Inflation

    Consolidated quarterly operating results are affected by the seasonality of the Company's net sales and operating profits. Specifically, shell egg prices typically rise seasonally in the first and fourth quarters of the year due to increased demand during holiday periods. Consequently, net sales in the egg products division increase in the fourth quarter. Generally, the refrigerated distribution division has higher net sales and operating profits in the fourth quarter, coinciding with incremental consumer demand during the holiday season. Net sales and operating profits from the dairy products division typically are significantly higher in the second and third quarters due to increased consumption of ice cream products during the summer months. Operating profits from the potato products divisions are less seasonal, but tend to be higher in the second half of the year coinciding with the potato harvest. In recent years, other than fluctuations in raw material costs, largely related to supply and demand variances, inflation has not been a significant factor in the Company's operations. Inflation is not expected to have a significant impact on the business, financial condition or results of operations since the Company can generally offset the impact of inflation through a combination of productivity gains and price increases.

Liquidity and Capital Resources

    The Company's investments in acquisitions, joint ventures and capital expenditures have been a significant use of capital. The Company plans to continue to invest in state-of-the-art production facilities to enhance its competitive position. Historically, the Company has financed its growth principally from internally generated funds, bank borrowings, issuance of senior debt and the sale of common stock. If the proposed Merger is not completed, the Company believes that it will continue to use these financing alternatives to meet its anticipated needs.

    Cash flow provided by operating activities was $69.1 million, $107.7 million and $68.9 million for the years ended December 31, 2000, 1999 and 1998. The decrease in cash flow provided by operating activities from 1999 to 2000 was due principally to an increase in working capital. The increase in cash flow provided by operating activities from 1998 to 1999 was due to increases in net earnings and depreciation, plus a decrease in working capital.

Capital Spending

    The Company invested approximately $37 million in capital expenditures during the year ended December 31, 2000, approximately $74 million in 1999 and approximately $65 million in 1998. Capital expenditures during 2000 were mainly related to expanding capacity for value-added products, especially dairy products. The Company also devoted significant capital to further implement an enterprise resource planning software system. In 2000, the Company purchased substantially all of the assets of Ingredient Supply LLC, a hardcooked egg products processor for approximately $2 million and agreed to lease the building it occupied. In 1999, the Company acquired a dairy products facility in Connecticut through a combination of a long-term lease commitment, and the purchase of certain assets for approximately $5.7 million. In addition, the Company invested approximately $10 million in three foreign egg products joint ventures in 1999. The Company did not complete any acquisitions in 1998. Capital expenditures in 2000, 1999 and 1998 were funded from cash flow from operations and borrowings under the existing credit facility. The Company plans to spend approximately $48 million in total capital expenditures for 2001, which will be used to maintain existing production facilities and to expand production capacity for value-added products, such as non-refrigerated dairy creamers and extended shelf-life liquid egg products and hard cooked eggs. These additions will be funded from operating cash flow and bank borrowings.

    The Company has two unsecured lines of credit for $80.0 million and $20.0 million with its principal banks. As of December 31, 2000, $65.5 million was outstanding under these lines of credit.

Share Repurchase Program

    In July 1998, the Company's board of directors authorized the purchase of up to 2,000,000 shares of common stock on the open market or in privately negotiated transactions. In February 2000, the board authorized the purchase of up to an additional 2,000,000 shares of common stock on the open market or in privately negotiated transactions. In May 2000, the board authorized the purchase of up to an additional 500,000 shares. In 1998, the Company repurchased 982,700 shares of common stock for an aggregate purchase price of $24.1 million. In 1999, the Company repurchased 920,100 shares of common stock for an aggregate purchase price of $18.9 million. In 2000, the Company repurchased 2,109,400 shares of its common stock for an aggregate purchase price of $46.1 million. Of the total number of shares repurchased in 2000, 1,500,000 shares were repurchased from a related party at a price of $21.77 per share.

Dividends

    The Company maintains a cash dividend that is paid quarterly. Historically, the dividend pay-out rate has approximated 15%-20% of the prior year's net earnings per share. The Company strives to increase dividends in-line with the long-term growth of earnings per share, while sustaining dividends in down years. The current annualized dividend rate of $0.32 per share represents approximately 14% of 2000 earnings per share. The Company expects to continue to declare and pay dividends in 2001 consistent with its past practice up until the time of the Merger.

Proposed Merger

    On December 21, 2000, the Company entered into a definitive agreement providing for the acquisition of the Company by an investor group comprised of a management group led by the Company's Chairman, President and Chief Executive Officer, Gregg A. Ostrander; affiliates of Jeffrey Michael, a member of the Company's board of directors; and affiliates of two private equity investment firms, Vestar Capital Partners, L.P. and Goldner Hawn Johnson & Morrison Incorporated. Completion of the transaction is subject to a number of conditions including, among other things, shareholder approval. Under the terms of the merger agreement, at the completion of the merger, outstanding shares of Michael Foods common stock (other than shares held by shareholders who have perfected their dissenters rights under Minnesota law) will be converted into the right to receive $30.10 per share in cash and all outstanding stock options will be converted into the right to receive, in cash, $30.10 per share reduced by the exercise price per share for all shares subject to such stock options. As part of the agreement, the Company would be required to pay $20,000,000 if the agreement is terminated under certain circumstances, including a decision by Michael Foods to accept a more favorable acquisition proposal. The Company anticipates that the transaction will close during the second quarter of 2001.

Market Risk

Commodity Hedging

    Commodity Risk Management.  The primary raw materials used in the production of eggs are corn and soy meal. The Company purchases these materials to feed its approximately 14 million hens, which produce approximately 35% of its egg requirements. Shell and liquid eggs are purchased from third-party suppliers and in the spot market for the remainder of the egg division's needs. Egg, corn and soy meal are commodities that are subject to significant price fluctuations due to market conditions which, in certain circumstances, can adversely affect the results of operations.

    In order to reduce the impact of changes in commodity prices on the Company's operating results, a risk management strategy that includes the following elements has been developed:

  •
  The Company hedges a significant percentage of its grain commodity requirements for both internal egg production and third-party egg procurement contracts that are priced based on grain prices, which collectively account for approximately 52% of the Company's egg requirements. This activity protects against unexpected increases in grain prices and provides predictability with respect to a portion of future raw materials costs. Hedging can diminish the opportunity to benefit from the improved margins that would result from an unanticipated decline in grain prices. The degree to which the Company is hedged varies based on management's expectation of future commodity prices. Based on our expectation of rising commodity prices over the next twelve months, we have recently increased our hedging activities.

  •
  The Company seeks to align its procurement and sales volumes by matching the percentage of variable pricing contracts with its customers and the percentage of raw materials procured on a variable basis. This matching of our variable priced procurement contracts with that of variable priced sales contracts provides us with a natural hedge during times of grain and egg market volatility. As part of this effort, the Company is attempting to transition its customers to variable pricing contracts that are priced off the same index that it uses to purchase shell and liquid eggs.

  •
  The Company has negotiated agreements with certain of its fixed price customers which allow the Company to raise prices by giving 30 to 60 days notice in response to increased commodity prices. The majority of these contracts are with major broad-line foodservice distributor customers who are generally less sensitive to price increases because their customers purchase food products from them on a cost-plus basis.

  •
  The Company is continuing to transition customers from lower value-added egg products to higher margin, higher value-added specialty products. These products are less sensitive to fluctuations in underlying commodity prices because the raw material component is a smaller percentage of total cost and the Company generally has the ability to pass through certain cost increases related to its higher value-added egg products to its customers. This transition to higher value-added specialty products has taken place gradually over the last four years, as these products represented approximately 60% of our egg products sales in 2000, up from approximately 52% in 1997.

    The following table is a sensitivity analysis that estimates the Company's exposure to market risk associated with these corn and soybean meal futures contracts. The notional value of commodity positions represents the notional value of the corn and soybean meal futures contracts for the year ended December 31, 2000. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in commodity prices (amounts in thousands).

	Notional Value	Market Risk
Corn futures contracts:
Highest position	$25,679	$2,568
Lowest position	9,784	978
Average position	16,387	1,639
Soybean meal futures contracts:
Highest position	$18,099	$1,810
Lowest position	1,566	157
Average position	6,275	628

Interest Rates

    At December 31, 2000 the fair value of the Company's fixed rate debt was approximately $146 million, and the fair value of the Company's variable line of credit was approximately $65.5 million. The fair value of the Company's debt was determined using discounted future cash flows based upon the Company's current incremental borrowing rates for similar types of borrowings. Market risk on the Company's fixed rate debt, which represents the impact on the fair value from a hypothetical 100 basis point adjustment in interest rates, is $6.5 million.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

    See Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, Market Risk.

Item 8—Financial Statements and Supplementary Data

    The consolidated financial statements and related notes and schedules required by this Item are set forth in Part IV, Item 14 herein. Supplementary unaudited consolidated quarterly financial data follows, in thousands, except per share amounts:

	Quarter
	First	Second	Third	Fourth
2000
Net sales	$251,926	$266,616	$276,568	$285,491
Gross profit	46,855	49,635	47,748	47,225
Net earnings	9,489	12,275	11,818	11,128
Net earnings per share
Basic	$.47	$.64	$.65	$.61
Diluted	.47	.64	.64	.60
Weighted average shares outstanding
Basic	20,158	19,083	18,278	18,286
Diluted	20,371	19,299	18,516	18,585
1999
Net sales	$253,378	$258,031	$269,911	$271,952
Gross profit	42,131	50,139	46,749	53,997
Net earnings	8,417	11,746	10,713	13,180
Net earnings per share
Basic	$.40	$.57	$.53	$.65
Diluted	.40	.57	.52	.64
Weighted average shares outstanding
Basic	21,009	20,463	20,251	20,278
Diluted	21,230	20,702	20,522	20,544

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10—Directors and Executive Officers of the Registrant

    Information on our directors is as follows:

Name	Age	Biographical Summary	First became a Director of the Company
Richard A. Coonrod	69	General Partner of The Food Fund, a Minneapolis-based limited partnership specializing in food-related investments, since 1990. President of Coonrod Agriproduction Corporation, an investment firm, since 1985. Mr. Coonrod is also a director of Packaged Ice, Inc.	1993
Daniel P. Dillon	55	President and Chief Executive Officer of Welch Foods, Inc., a packaged goods company specializing in juices, juice concentrates, jams and jellies, since 1995.	1998
Jerome J. Jenko	63	Chief Executive Officer of Jenko & Associates since 1997. Senior Advisor—Goldsmith, Agio, Helms and Company, an investment banking firm, since 1997. Senior Vice President, General Counsel and Secretary of The Pillsbury Company from 1989 to 1997.	1998
Arvid C. Knudtson	74	Consultant. Principal in ACK Financial, a financial services firm serving the agricultural market, from 1988 to 1993.	1987
Joseph D. Marshburn	72	General Partner, Lake Florence Partners, Ltd., a grower and marketer of Florida citrus, since 1985. Consultant, Florida's Natural Growers, Inc., since 1998.	1987
Jeffrey J. Michael	44	President and Chief Executive Officer of Corstar Holdings, Inc. (formerly ENStar Inc.), a holding company owning businesses engaged in voice and data connectivity and networking products and services, since 1990. Mr. Michael is also a director of CorVel Corporation.	1990

Margaret D. Moore	53	Senior Vice President—Human Resources of PepsiCo, Inc., which manufactures and distributes non-alcoholic beverages, juices and snack foods, since January 2000. From 1998 to 1999, Senior Vice President/Treasurer of The Pepsi Bottling Group. From 1987 to 1998, Vice President of Investor Relations of PepsiCo, Inc.	1998
Gregg A. Ostrander	48	President and Chief Executive Officer of the Company since 1994. Also, Chairman of the Company since 2000. Mr. Ostrander is also a director of Arctic Cat Inc. and Hain Celestial Group, Inc.	1994
Arthur J. Papetti	36	Executive Vice President of Papetti's Hygrade Egg Products, Inc., a wholly-owned subsidiary of the Company, since 1992.	1997
Stephen T. Papetti	43	Executive Vice President of Papetti's Hygrade Egg Products, Inc., a wholly-owned subsidiary of the Company, since 1992.	1997

Information on our Executive Officers is as follows:

Name	Age	Position
Gregg A Ostrander	48	President, Chief Executive Officer and Director of the Company
John D Reedy	55	Executive Vice President, Chief Financial Officer and Treasurer of the Company
Jeffrey M Shapiro	53	Executive Vice President and Secretary of the Company
Mark D Witmer	43	Assistant Treasurer of the Company
James D Clarkson	48	President—Northern Star and Kohler
Bill L Goucher	54	President—Egg Products Company
Norman A Rodriguez	58	President—Crystal Farms

    Gregg A. Ostrander is our President and Chief Executive Officer and a director, and has held these positions since 1994. In 1993, Mr. Ostrander served as our Chief Operating Officer. Prior to joining Michael Foods, Mr. Ostrander was President of the Armour Swift-Eckrich Prepared Food Division, a division of ConAgra Foods, Inc., from 1989 to 1993. From 1986 to 1989, Mr. Ostrander served as a Vice President of Marketing and Senior Vice President of Marketing for Armour Swift-Eckrich. Prior to that time, Mr. Ostrander was employed by Beatrice Foods Company for ten years serving most recently as its Director of Marketing. Mr. Ostrander is also a director of Arctic Cat Inc. and Hain Celestial Group, Inc.

    John D. Reedy is an Executive Vice President, Chief Financial Officer and Treasurer and has held these positions since 2000. From 1988 to 2000, Mr. Reedy was our Vice President—Finance and Chief Financial Officer, and he has been Treasurer since 1990. Prior to joining Michael Foods in 1988, Mr. Reedy was at Grant Thornton LLP for 18 years, most recently as an Audit Partner.

    Jeffrey M. Shapiro is an Executive Vice President and Secretary, positions he has held since 1988. He joined Michael Foods in 1987 as Chief Financial Officer. Prior to joining Michael Foods, Mr. Shapiro was Chief Financial Officer for North Star Universal, Inc. from 1981 to 1987. Prior to that time, Mr. Shapiro worked 12 years as a Certified Public Accountant and Manager with Coopers & Lybrand.

    Mark D. Witmer is our Assistant Treasurer, a position he has held since 1995. Prior to joining Michael Foods as the Director of Corporate Communications in 1989, Mr. Witmer was a Partner and research analyst at Wessels, Arnold & Henderson, an institutional brokerage firm from 1986 to 1989, and was a Vice President and research analyst at Dain Bosworth, Inc., from 1981 to 1986.

    James D. Clarkson is President of Northern Star and Kohler. Mr. Clarkson joined Michael Foods in 1994 as Vice President and General Manager of Crystal Farms. Prior to joining Michael Foods, Mr. Clarkson worked in the Lykes Pasco organization as an Industrial Engineer and Warehouse Manager for three years, at Pillsbury/Green Giant as Production Superintendent for four years, and in various assignments with Armour Swift-Eckrich, most recently as Vice President and General Manager of the Armour Business.

    Bill L. Goucher is the President of the Egg Products Company, a position he has held since 2000. He has also been President of Waldbaum since joining Michael Foods in 1993. Prior to joining Michael Foods, Mr. Goucher spent 20 years with Armour Swift-Eckrich, holding executive positions in operations and distribution, including as General Manager of manufacturing facilities, and most recently as Senior Vice President of Deli/Foodservice.

    Norman A. Rodriguez is President of Crystal Farms, a position he has held since joining Michael Foods in 1989. Prior to joining Michael Foods, Mr. Rodriguez spent six years with Westinghouse as an Industrial Engineer and Senior Engineer—Production and Inventory Control, one year as a MIS Project Leader for Pittsburgh Plate Glass and 17 years in various executive management positions at United Foods, including most recently as its Executive Vice President.

Section 16(a) Beneficial Ownership Reporting Compliance

    The rules of the Securities and Exchange Commission require disclosure of late Section 16 filings by Company directors and executive officers. Based on the information provided to the Company, all directors and executive officers timely filed reports required to be filed.

Item 11—Executive Compensation

    The following table sets forth information concerning the compensation of our chief executive officer and each of our four most highly compensated executive officers during each of the last three fiscal years.

Summary Compensation Table

				Long-Term Compensation Awards Securities Underlying Options(2)
	Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus(1)		All Other Compensation(3)
Gregg A. Ostrander	2000	$584,731	$347,150	75,000	$7,621
Chairman, President and Chief Executive Officer	1999	506,000	416,980	44,500	7,604
	1998	418,269	384,260	9,000	7,125
John D. Reedy	2000	273,269	167,593	23,000	7,780
Executive Vice President, Chief Financial	1999	260,000	217,055	16,200	7,295
Officer and Treasurer	1998	232,885	214,800	6,000	7,166
Bill L. Goucher	2000	258,269	145,240	30,000	7,090
President—Egg Products Company	1999	230,000	170,471	9,800	7,167
	1998	227,692	186,035	6,000	7,264
Jeffrey M. Shapiro	2000	231,346	153,580	19,000	7,407
Executive Vice President and Secretary	1999	270,000	230,658	14,000	7,337
	1998	280,000	258,991	6,000	7,408
Norman A. Rodriguez	2000	211,979	174,475	12,000	7,654
President—Crystal Farms	1999	203,000	187,875	7,700	7,461
	1998	210,423	79,213	6,000	7,737

(1)
Amounts for the year ended December 31, 2000 include common stock incentive awards paid under the 1994 Executive Incentive Plan, as amended, for 2000 performance, plus common stock incentive awards paid for 1999 and 1998 performance, as such awards vested based upon 2000 performance, as follows (total dollar value of awards/2000 shares/1999 shares/1998 shares): Mr. Ostrander $158,259/2,483/1,770/1,123; Mr. Reedy $79,306/1,160/909/625; Mr. Goucher $73,948/1,096/805/611; Mr. Shapiro $78,835/982/944/752; and Mr. Rodriguez $64,028/900/710/565. Awards for 2000 represent 50% of the amount conditionally earned for 2000 performance under the vesting schedule of the 1994 Executive Incentive Plan, as amended, plus 30% of the amount conditionally earned for 1999 performance and 20% of the amount conditionally earned for 1998 performance under the vesting schedule of the 1994 Executive Incentive Plan, as amended, as such awards vested based upon 2000 performance.

(2)
Pursuant to the 1994 Executive Incentive Plan, as amended, no stock option awards were made in 2001 based upon 2000 performance. Pursuant to the 1994 Executive Incentive Plan, as amended, stock option awards were made to certain executive officers in February 2000 based upon 1999 performance. The number of shares of common stock purchasable under such option awards made to named executive officers were: Mr. Ostrander—4,500 shares; Mr. Reedy—3,000 shares; Mr. Goucher—3,000 shares; Mr. Shapiro—3,000 shares; and Mr. Rodriguez—3,000 shares. Pursuant to the 1994 Executive Incentive Plan, as amended, stock option awards were made to certain executive officers in February 1999 based upon 1998 performance. The number of shares of common stock purchasable under such option awards made to named executive officers were: Mr. Ostrander—9,000 shares; Mr. Reedy—6,000 shares; Mr. Goucher—6,000 shares; Mr. Shapiro—6,000 shares; and Mr. Rodriguez—6,000 shares. Option grants are reflected in year earned, rather than year of grant. In addition, the following stock option grants were made under the discretionary authority of the compensation committee in the year indicated: Mr. Ostrander—75,000 in 2000 and 40,000 in 1999; Mr. Reedy—23,000 in 2000 and 13,200 in 1999; Mr. Goucher—30,000 in 2000 and 6,800 in 1999; Mr. Shapiro—19,000 in 2000 and 11,000 in 1999; and Mr. Rodriguez—12,000 in 2000 and 4,700 in 1999.

(3)
Reflects the value of contributions made by Michael Foods under the retirement savings plan and the value of life insurance premiums paid by us.

Director Compensation

    Directors who are not officers or employees of the Company receive an annual retainer of $24,000. The Chairman of the Board is paid an annual retainer of $32,000 if he or she is a non-employee. If the Chairman is an employee, then the lead director is paid $32,000 annually. Directors are paid $1,000 for each committee or Board meeting attended, with committee chairs paid $1,500 per meeting. Directors are paid $500 for each telephonic committee or Board meeting, with committee chairs paid $1,000. Directors incurring travel expenses to attend meetings are reimbursed in full. Directors' fees and travel expense reimbursements in 2000 totaled $305,588.

Ostrander, Reedy, Goucher, Shapiro and Rodriguez Employment Agreements

    On July 15, 1999, the Company and Mr. Ostrander entered into a new employment agreement (the "Ostrander Employment Agreement"). The Ostrander Employment Agreement terminates on June 30, 2001, provided, however, that commencing on June 30, 2000 and each June 30 thereafter, the termination date is automatically extended for one additional year. The Ostrander Employment Agreement provides that Mr. Ostrander will receive an annual base salary of at least $506,000 and that he will participate in the 1994 Executive Incentive Plan (and successor plans) and long-term incentive plans, including stock option plans, and other employee benefit plans established by the Company for its executive officers. Effective February 14, 2000, the Compensation Committee established Mr. Ostrander's annual base salary as $595,000.

    On July 15, 1999, the Company and Mr. Reedy entered into a new employment agreement (the "Reedy Employment Agreement"). The Reedy Employment Agreement terminates on June 30, 2001, provided, however, that commencing on June 30, 2000 and each June 30 thereafter, the termination date is automatically extended for one additional year. The Reedy Employment Agreement provides that Mr. Reedy will receive an annual base salary of at least $260,000 and that he will participate in the 1994 Executive Incentive Plan (and successor plans) and long-term incentive plans, including stock option plans, and other employee benefit plans established by the Company for its executive officers. Effective February 14, 2000, the Compensation Committee approved Mr. Reedy's annual base salary as $275,000.

    During 1999, the Company and Mr. Goucher entered into a new employment agreement with an effective date of January 1, 1999 (the "Goucher Employment Agreement"). The Goucher Employment Agreement was to have terminated on December 31, 2000, although the employment period was extended, as provided for in the Goucher Employment Agreement, in December 2000 for one additional year. The Goucher Employment Agreement provides that Mr. Goucher will receive an annual base salary of at least $230,000 and that he will participate in the 1994 Executive Incentive Plan (and successor plans) and other employee benefit plans established by the Company for its executive officers. Effective as of July 31, 2000, the Compensation Committee approved Mr. Goucher's annual base salary as $275,000.

    On July 15, 1999, the Company and Mr. Shapiro entered into a new employment agreement (the "Shapiro Employment Agreement"). The Shapiro Employment Agreement terminates on June 30, 2001, provided, however, that commencing on June 30, 2000 and each June 30 thereafter, the termination date is automatically extended for one additional year. The Shapiro Employment Agreement provided that Mr. Shapiro will receive an annual base salary of at least $270,000 and that he will participate in the 1994 Executive Incentive Plan (and successor plans) and long-term incentive plans, including stock option plans, and other employee benefit plans established by the Company for its executive officers. Effective February 14, 2000, the Compensation Committee approved Mr. Shapiro's annual base salary as $275,000. Effective June 5, 2000, Mr. Shapiro's employment agreement was amended to reflect a change to three-quarters time employment and his annual base salary was adjusted to $200,000.

    During 1999, the Company and Mr. Rodriguez entered into a new employment agreement with an effective date of January 1, 1999 (the "Rodriguez Employment Agreement"). The Rodriguez Employment Agreement was to have terminated on December 31, 2000, although the employment period was extended, as provided for in the Rodriguez Employment Agreement, in December 2000 for one additional year. The Rodriguez Employment Agreement provides that Mr. Rodriguez will receive an annual base salary of at least $203,000 and that he will participate in the 1994 Executive Incentive Plan (and successor plans) and other employee benefit plans established by the Company for its executive officers. Effective February 14, 2000, the Compensation Committee approved Mr. Rodriguez's annual base salary as $213,150.

    In connection with the Merger Agreement between the Company and Michael Foods Acquisition Corporation, the Company has entered into new employment agreements with Messrs. Ostrander, Reedy, Goucher and Clarkson. These agreements will become effective upon completion of the Merger.

1994 Executive Incentive Plan

    On January 1, 1994, the Company established the 1994 Executive Incentive Plan. The 1994 Executive Incentive Plan, as Amended Effective January 1, 1995, 1996, and 1999, is described in the footnotes to the Summary Compensation table and under the caption "Stock Compensation Plans for Key Employees" appearing in this Item 11.

Change in Control Agreements/Executive Employment Agreement Termination Provisions

    Certain key employees of the Company and its subsidiaries are covered under the Severance Plan for Eligible Employees of Michael Foods, Inc. and its Subsidiaries (the "Severance Plan") should they be terminated without cause within 24 months following a change in control. Generally, the Severance Plan defines a change in control as occurring when a person acquires the power to elect, appoint or cause the election or appointment of at least a majority of the Board or purchases all or substantially all of the properties and assets of the Company; provided, however, that a change in control does not include certain acquisitions pursuant to a merger, consolidation or sale of properties and assets. Under the Severance Plan, certain key employees would be entitled to receive a lump sum payment equal to one time total annual compensation, with several key employees being entitled to a payment of two times total annual compensation. Annual compensation is defined as the employee's highest annual rate of salary (excluding bonuses, benefits, allowances, etc.) within the three calendar year periods prior to the date of termination of employment; provided, however, that if the employee has been employed by the Company or a predecessor for less than three years, total annual compensation means the highest annualized salary during the period of employment.

    The Company's employment agreements with Messrs. Ostrander, Reedy, Goucher, Shapiro and Rodriguez contain severance compensation provisions. The Ostrander Employment Agreement provides that if Mr. Ostrander's employment is terminated by death or disability, Mr. Ostrander or his estate will receive within 30 days a termination payment equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for months of employment in that year, plus any eligible unpaid other benefits, plus two times the total of Mr. Ostrander's current annual base salary and target bonus. Additionally, all stock options shall vest and remain exercisable for the remainder of their term and all restricted stock awards, and other awards, shall vest and become immediately payable.

    If Mr. Ostrander's employment is terminated for cause or he terminates his employment without Good Reason, Mr. Ostrander will receive his annual base salary through the date of termination and other benefits not yet paid under any plan, program, policy, practice, contract or agreement of the Company. "Good Reason" is defined in the Ostrander Employment Agreement to include, among other things, any dimunition in position, authority, duties and responsibilities, or any requirement to relocate or travel more extensively. Furthermore, Mr. Ostrander shall be deemed to have terminated his employment for Good Reason if he voluntarily terminates his employment within sixty (60) days of the date six months following the occurrence of a change in control. If Mr. Ostrander's employment is terminated prior to a change in control by himself for Good Reason or by the Company other than for cause, death or disability, Mr. Ostrander will receive a lump sum within 30 days of any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for months of employment in that year, plus any eligible unpaid other benefits, plus two times the total of Mr. Ostrander's current annual base salary and target bonus. Additionally, all stock options shall vest and remain exercisable for the remainder of their term and all restricted stock awards and other awards shall vest and become immediately payable.

    If Mr. Ostrander's employment is terminated by the Company within two years of a change in control other than for cause, or by the executive for Good Reason in the same period, or employment is terminated due to death or disability within six months following a change in control, Mr. Ostrander will receive a lump sum within 30 days of any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for months of employment in that year, plus any eligible unpaid other benefits, plus three times the total of Mr. Ostrander's current annual base salary and target bonus, plus any compensation previously deferred by Mr. Ostrander other than pursuant to a tax-qualified plan. Additionally, all stock options shall vest and remain exercisable for the remainder of their term and all restricted stock awards and other awards shall vest and become immediately payable. Further, for a period of three years, the Company will provide Mr. Ostrander and his family with medical, dental and life insurance such as are then currently provided to him. In certain circumstances, Mr. Ostrander may also be eligible to receive an additional payment of any excise tax imposed by Section 4999 of the Internal Revenue Code, as well as a "gross up payment" such that he will retain an amount equal to the excise tax, after all income taxes, interest and penalties associated with all such payments.

    The Reedy and Shapiro Employment Agreements each contain severance provisions that are similar to the severance provisions contained in the Ostrander Employment Agreement. However, the payment upon death or disability is one and one-half times the executive's current annual base salary and target bonus, is also one and one-half times such figures upon termination by the company other than for cause, death or disability, or by the executive for Good Reason prior to a change in control, and is two times such figures upon termination by the Company within two years of a change in control other than for cause, or by the executive for Good Reason in the same period, or employment is terminated due to death or disability within six months following a change in control, and the insurance provision covers a two year period.

    The Goucher and Rodriguez Employment Agreements each contain severance provisions that are similar to the severance provisions contained in the Shapiro and Reedy Employment Agreements. However, the payment upon death or disability is one time the executive's current annual base salary, is also one time such figure upon termination by the company other than for cause, death or disability, or by the executive for Good Reason prior to a change in control, and is two times such figure upon termination by the Company within two years of a change in control other than for cause, or by the executive for Good Reason in the same period. There are no insurance or excise tax provisions in these agreements and the definition of Good Reason is more restrictive and excludes a voluntary termination.

Stock Compensation Plans For Key Employees

    Common Stock option awards and other stock-based awards may be granted to key employees, officers, consultants, or independent contractors providing services to the Company or its affiliates under the 1997 Stock Incentive Plan ("1997 Stock Incentive Plan"), as adopted by the Board, approved by the shareholders in 1997 and amended by the shareholders in 1999. Grants can be in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and other stock-based awards. To date, only stock option awards have been made under the 1997 Stock Incentive Plan. Two million (2,000,000) shares of Common Stock were authorized for issuance under the 1997 Stock Incentive Plan when it was amended in 1999; as of March 5, 2001, 921,000 shares remain available for issuance under the 1997 Stock Incentive Plan. There presently are stock option awards outstanding covering 1,078,000 shares which have been granted to approximately 110 persons under the 1997 Stock Incentive Plan. Generally, options granted under the 1997 Stock Incentive Plan cannot be exercised during the first 12 months after the date of grant, become exercisable ratably over the first five years, and expire not later than 10 years after the grant. The option price per share for options granted is not less than the fair market value of a share of Common Stock on the date of grant. Under the 1997 Stock Incentive Plan, an optionee may pay the full exercise price of an option in cash or by delivering shares of Common Stock which have been held by such person for more than six months, or a combination thereof.

    In 1994, the Company's shareholders approved the Company's 1994 Executive Performance Stock Award Plan ("Performance Plan"). The purpose of this plan is to attract, retain and reward key executives of the Company and awards are limited to Common Stock share awards earned in accordance with the Company's 1994 Executive Incentive Plan (see Item 11—Executive Compensation).  A total of 300,000 shares of Common Stock were reserved for issuance under the Performance Plan and, as of March 5, 2001, a total of 82,536 shares remained available for issuance under the Performance Plan.

    The 1987 Non-Qualified Stock Option Plan (the "Prior Stock Option Plan") expired by its terms in 1997. The Prior Stock Option Plan provided for the grant of options to purchase shares of Common Stock to key employees of the Company and its subsidiaries as determined by the Compensation Committee of the Board. The aggregate number of shares of Common Stock as to which options could be awarded under the Prior Stock Option Plan was 2,332,500. The Prior Stock Option Plan played a critical role in the Company's compensation strategy of providing performance incentives to attract and retain certain key individuals and to give such individuals a direct financial interest in the future success and profitability of the Company.

    The Prior Stock Option Plan provided for the granting of options which did not qualify as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986 (the "Code"). Options granted under the Prior Stock Option Plan were not, in general, exercisable during the first 12 months after the date of grant, became exercisable ratably over the first five years, and expire not later than 10 years after the grant. The option price per share for options granted under the Prior Stock Option Plan was not less than the fair market value of a share of Common Stock on the date of grant. The Prior Stock Option Plan required optionees to pay the full exercise price of an option in cash or by delivering shares of Common Stock which were held by such person for more than six months, or a combination thereof. No further stock option grants will be made under the Prior Stock Option Plan, although exercises may occur over the next six years. At March 5, 2001 approximately 40 persons held options to purchase 596,245 shares of the Company's Common Stock granted under the Prior Stock Option Plan.

Stock Option Plan For Non-Employee Directors

    In 1992, the Company adopted the Stock Option Plan for Non-Employee Directors (the "Director Plan"). The purpose of the Director Plan is to aid the Company in attracting and retaining non-employee directors by enabling the acquisition of a financial interest in the Company by non-employee directors through the issuance of shares of Common Stock with respect to their services as a director of the Company. The Director Plan memorialized the Company's practice of granting options to purchase Common Stock to non-employee directors upon their election or appointment as a director.

    The Director Plan provides that non-employee directors will receive, upon their initial election or appointment, an option to purchase 5,000 shares of Common Stock at the then fair market value of the Common Stock. The Director Plan also provides for the grant of an option to purchase an additional 1,500 shares of Common Stock upon each director's subsequent anniversary of participation on the Board. The options become exercisable in full upon each grant and expire ten years from the date of grant.

    There are 97,200 shares of Common Stock currently subject to options granted to non-employee directors under the Director Plan. The number of shares of Common Stock remaining available for issuance under the Director Plan is 42,800. This number will be subject to adjustment in the event of stock splits, reclassifications of shares of Common Stock, recapitalizations, stock dividends or similar adjustments in the Common Stock.

    The Board may amend the Director Plan to conform it to securities laws or other laws, or to comply with stock exchange rules or requirements. However, the Board may not, without shareholder approval, amend the Director Plan to change: (i) the total number of shares of Common Stock as to which options may be granted; (ii) the class of persons eligible to receive options under the Director Plan; (iii) the manner of determining option prices; (iv) the period during which the options may be granted or exercised; or (v) the provisions relating to the administration of the Director Plan by the Board. The Board may terminate the Director Plan without shareholder approval.

Option Grants in Last Year

		% of Total Options Granted to Employees in Last Year			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(4)
	Number of Securities Underlying Options Granted(1)
			Exercise or Base Price Per Share ($/Sh)(2)	Expiration Dates(3)
Name					5%	10%
Gregg A. Ostrander	79,500	25.9%	$21.688 - 21.719	2/22 - 2/24/10	$1,086,000	$2,752,000
John D. Reedy	26,000	8.5	$21.688 - 21.719	2/22 - 2/24/10	355,000	900,000
Bill L. Goucher	33,000	10.8	$21.688 - 23.28	2/22/10 - 7/27/10	460,000	1,167,000
Jeffrey M. Shapiro	22,000	7.2	$21.688 - 21.719	2/22 - 2/24/10	300,000	761,000
Norman A. Rodriguez	15,000	4.9	$21.688 - 21.719	2/22 - 2/24/10	205,000	519,000

(1)
All options granted are exercisable in cumulative 20% installments commencing one year from date of grant, with full vesting occurring on the fifth anniversary date. Vesting may be accelerated in certain events relating to a change in control of the Company.

(2)
The exercise price may be paid by delivery of already owned shares. The tax withholding obligations related to exercises may be paid by an offset of the underlying shares, subject to certain conditions.

(3)
All options have a ten year term, with vesting subject to discontinuation if employment is terminated in the first five years.

(4)
Potential gains are reported net of the option exercise price, but before taxes associated with an exercise. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall stock market conditions, as well as the optionholder's continued employment through the vesting period. The amounts reflected in this table may not necessarily be realized.

Option Exercises in Last Year and Year-End Option Values

    There were no option exercises by the named executive officers in 2000. The following table provides information related to the number and value of shares of Common Stock represented by options held at December 31, 2000 by the named executive officers.

	Number of Unexercised Options at Year-End		Value of Unexercised In-The-Money Options at Year-End(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Gregg A. Ostrander	184,200	198,300	$2,969,700	$1,674,500
John D. Reedy	58,550	60,360	944,300	521,300
Bill L. Goucher	70,560	67,240	1,229,600	607,900
Jeffrey M. Shapiro	51,494	54,600	765,700	473,500
Norman A. Rodriguez	33,473	41,760	424,600	359,900

(1)
The closing price for the Common Stock on December 29, 2000 was $30.125 per share. The value is calculated on the basis of the difference between the option exercise prices and $30.125 multiplied by the number of shares of Common Stock underlying the options.

Effect of Merger on Plans

    All of the Stock Option Plans, Stock Compensation Plans and Severance Plans of the Company will terminate upon completion of the Merger described elsewhere herein. All outstanding stock options will be cancelled and option holders will receive the difference between the option exercise price and the Merger Consideration, except that senior management who are investors in the acquisition company will be entitled to participate in an unfunded, unsecured deferred compensation arrangement in lieu of such payment with respect to cancellation of a portion of the options held by them.

Report of Compensation Committee on Executive Compensation

    Compensation of the Company's executive officers is based on four components: base salary, incentive cash payments, incentive Common Stock payments and Common Stock option awards. Base salary is fixed by contract in the case of the Chief Executive Officer and named executive officers.

    The Company has established the base salaries for its executive officers, including the Chief Executive Officer, by reference to competitive salaries of executives with similar positions and responsibilities. These base salaries are established through negotiations and are not dependent upon the Company's performance. As part of this process, the Company has referenced national executive compensation studies. In the case of the named executive officers, the compensation provided for under their employment agreements for 2000 was principally determined by referencing the noted compensation studies to compare job titles and duties of Company executives to comparable positions at companies in the U.S. food industry. The Compensation Committee ("Committee") believes the Company should provide the Chief Executive Officer and other executive officers with base salaries that are competitive with those offered by food companies of comparable size. Toward this end, in 2000, executive officers' annual base salary adjustments were made which aggregated approximately $90,000 as compared to the base salary levels which prevailed as of December 31, 1999 for the then executive officer group.

    The Committee periodically reviews its compensation criteria and programs to consider changing business conditions and the Company's needs. The executive compensation program presently in-place, known as the 1994 Executive Incentive Plan, provides for three incentive components: cash awards, Common Stock awards and Common Stock option awards. All participants in the 1994 Executive

Incentive Plan are eligible to earn awards under the first two components, with cash awards being limited to a maximum of 75% of base salary and with Common Stock awards being limited to a maximum of 25% of base salary. Additionally, certain executive officers can qualify for Common Stock option awards if a targeted earnings per share level is met for a given year. Since its adoption, the 1994 Executive Incentive Plan has been amended three times—effective January 1, 1995, 1996, and 1999 (the "Incentive Plan").

    The Incentive Plan rewards participants upon the attainment of specific performance goals. Corporate executives are rewarded based upon the attainment of the Company's earnings per share growth targets and operating company executives are rewarded partially based upon individual operating company growth in profit before bonuses and taxes, and partially based upon overall corporate earnings per share growth. Cash awards under the Incentive Plan are dependent upon attainment of annually established guidelines, or targets, determined by the Chief Executive Officer and approved by the Committee. The purpose of the Incentive Plan is to incent and reward the senior management of the Company for delivering or exceeding their annual operating plan and to motivate those executives to plan and focus on long-term earnings growth. Generally, there is no provision for incentive awards when there is a decrease in earnings year-over-year at the appropriate business unit level, except at the discretion of the Chief Executive Officer with the concurrence of the Committee. However, should an operating company have an earnings decline, but the Company still achieves an earnings per share level within, or above, the established target range for the same year (see discussion in following paragraph), officers of such operating company are eligible to receive the cash and Common Stock award portions of their incentive opportunity tied to overall Company results as specified in the Incentive Plan. Additionally, the Incentive Plan attempts to foster longer-term performance by tying Common Stock awards to average year-over-year earnings per share growth over a three year period.

    As described above, all participants are eligible to receive cash awards and Common Stock awards under the Incentive Plan. Cash awards are determined by the relative attainment of target profit amounts using a scale of increasing percentages, which starts at the attainment of 94% of the target profit amount, with maximum awards achieved upon the attainment of 110% of the target profit amount. The calculation of the relative performance level, in turn, determines the percent of a participant's base salary which can be awarded under the cash award component of the Incentive Plan. Maximum incentive cash awards are: 75% of base salary for corporate executive officers and operating company presidents, 56.3% of base salary for other officers and 37.5% of base salary for key employees.

    Effective January 1, 2000, the Committee established target levels for 2000 performance under the Incentive Plan. For 2000 performance, there were $533,663 in cash incentive awards paid to the named executive officers under the Incentive Plan, with Mr. Ostrander earning a $188,891 cash incentive award. The awards were determined in accordance with the Incentive Plan, based upon the achieved 2000 earnings per share as compared to the target level and, in the case of operating company officers, partially based upon 2000 profit before bonuses and taxes as compared to the target levels for the respective operating companies. The Company achieved 99% of targeted earnings per share in 2000 and individual operating companies achieved from 25% to 136% of their operating profit targets. Certain discretionary adjustments, which affected named executive officers, were proposed by the Chief Executive Officer and were approved by the Committee.

    Common Stock awards are triggered by the Company attaining average annual diluted earnings per share growth of at least 15% over the prior three fiscal years. Common Stock incentive awards are 25% of base salary for corporate executive officers and operating company presidents, 18.75% of base salary for other officers and 12.5% of base salary for key employees. When the 15% average earnings per share growth threshold is achieved, participants receive a fixed percentage of their base salary, as previously described, dependent upon their participation level in the Incentive Plan.

    This is an "all or nothing" award. That is, if the threshold is not achieved, the Common Stock incentive award opportunity for that year is forfeited. Fifty percent of the earned Common Stock award amount vests immediately in the year it is earned, 30% vests the next year if at least 15% average annual earnings per share growth has been achieved over the three year period ending with that year, and the remaining 20% vests the subsequent year if at least 15% average annual earnings per share growth has been achieved over the three year period ending with that year.

    For 2000, based upon 2000, 1999, and 1998 performance, the Company exceeded the 15% earnings per share growth threshold. Relative to this performance, there were 15,435 shares of Common Stock awarded to the named executive officer participants in the Incentive Plan, including 5,376 shares awarded to Mr. Ostrander. A portion of the awarded Common Stock shares related to the 30% amount provisionally earned for 1999 performance and 20% amount provisionally earned for 1998 performance, which vested based upon 2000 performance (see footnote (1) of "Summary Compensation Table"). These incentive Common Stock awards were effective and awarded in late February 2001 upon Board ratification. Should the proposed Merger be approved, all remaining share awards provisionally earned will become fully vested and payable.

    The Company has no policy with respect to Section 162(m) of the Code, which precludes a deduction by any publicly-held corporation for certain compensation paid to any covered employee to the extent that the compensation for the taxable year exceeds $1,000,000.

                      The Compensation Committee
                      Richard A. Coonrod, Chairman
                      Daniel P. Dillon
                      Jerome J. Jenko

Stock Performance Graph

    The following graph compares the yearly percentage change in the cumulative total shareholder return on the Company's Common Stock during the five years ended December 31, 2000 with the cumulative total return on the S&P 500 Index and the S&P Food Group Index. The comparison assumes $100 was invested on December 31, 1995 in the Company's Common Stock and in each of the foregoing indices, and assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG MICHAEL FOODS INC., THE S & P 500 INDEX
AND THE S & P FOODS INDEX

Item 12—Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth information as of March 5, 2001 with respect to the beneficial holdings of each person or entity known by Michael Foods to own beneficially more than 5% of Michael Foods' outstanding common stock.

Name and Address	Number of Shares Beneficially Owned(1)	Percent of Class
4J2R1C Ltd. Partnership(2)	1,588,489	8.4%
3J2R Ltd. Partnership(2)	1,459,514	7.7
AXA Financial, Inc., et. al.(3)	1,243,877	6.6
Salomon Smith Barney Holdings Inc.(4)	1,132,670	6.0

(1)
Owned of record and beneficially, except as otherwise noted.

(2)
c/o 10851 Louisiana Ave. S., Bloomington, MN 55438.

(3)
AXA Conseil Vie Assurance Mutuelle, AXA Assurances I.A.R.D. Mutuelle, and AXA Assurances Vie Mutuelle, all having the address of 370, rue Saint Honore, 75001 Paris, France, and AXA Courtage Assurance Mutuelle, whose address is 26, rue Louis le Grand, 75002 Paris, France, as a group, control AXA. AXA, whose address is 25, avenue Matignon, 75008 Paris, France, is the beneficial owner of a majority interest in AXA Financial, Inc. The address for AXA Financial, Inc. is 1290 Avenue of the Americas, New York, NY 10104. Alliance Capital Management L.P., a registered investment adviser and a subsidiary of AXA Financial, Inc., has sole voting power with respect to 910,575 shares, shared voting power with respect to 12,965 shares, and sole dispositive power with respect to 1,089,777 shares. AXA Rosenberg (U.S.), a subsidiary of AXA, has sole voting power with respect to 93,900 shares and shared dispositive power with respect to 154,100 shares. The information set forth herein is based on Schedule 13G dated February 12, 2001 filed by the Mutuelles AXA group, AXA and AXA Financial, Inc. with the SEC.

(4)
The address for Citigroup Inc. ("Citigroup") is 399 Park Avenue, New York, NY 10043 and the address for Salomon Smith Barney Holdings Inc. ("SSB Holdings") is 388 Greenwich Street, New York, NY 10013. Citigroup is the sole stockholder of SSB Holdings. Citigroup and SSB Holdings each have shared voting and shared dispositive power with respect to 1,132,670 shares held by subsidiaries which individually qualify to file a Schedule 13G and whose individual percentages of beneficial ownership do not exceed 5%. The information set forth herein is based on Schedule 13G dated February 16, 2001 filed by SSB Holdings and Citigroup with the SEC.

    The following table sets forth information as of March 5, 2001 with respect to the beneficial holdings of each director, each named executive officer, and all executive officers and directors as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percent of Class
Directors:
Richard A. Coonrod	15,250	(2)	*
Daniel P. Dillon	11,228	(3)	*
Jerome J. Jenko	9,450	(3)	*
Arvid C. Knudtson	15,000	(4)	*
Joseph D. Marshburn	15,750	(5)	*
Jeffrey J. Michael	3,202,660	(6)	16.8%
Margaret D. Moore	14,200	(3)	*
Gregg A. Ostrander	279,468	(7)	1.5
Arthur J. Papetti	740,871	(8)	3.9
Stephen T. Papetti	378,258	(8)	2.0
Executive Officers:
John D. Reedy	104,860	(9)	*
Bill L. Goucher	104,198	(10)	*
Norman A. Rodriguez	90,687	(11)	*
Jeffrey M. Shapiro	202,642	(12)	1.1
All Directors and Executive Officers as a Group (16 persons)	5,305,511	(13)	27.9%

*
Less than 1% of Michael Foods' outstanding common stock.

(1)
Owned of record and beneficially, except as otherwise noted.

(2)
Includes 14,250 shares of common stock as to which Mr. Coonrod has the right to acquire beneficial ownership within 60 days by the exercise of options granted to non-employee directors.

(3)
Includes 9,200 shares of common stock as to which Ms. Moore and Messrs. Dillon and Jenko each have the right to acquire beneficial ownership within 60 days by the exercise of options granted to non-employee directors.

(4)
Includes 15,000 shares of common stock as to which Mr. Knudtson has the right to acquire beneficial ownership within 60 days by the exercise of options granted to non-employee directors.

(5)
Includes 14,750 shares of common stock as to which Mr. Marshburn has the right to acquire beneficial ownership within 60 days by the exercise of options granted to non-employee directors.

(6)
Includes 11,500 shares of common stock as to which Mr. Michael has the right to acquire beneficial ownership within 60 days by the exercise of options granted to non-employee directors. Also includes three limited partnership holdings of 1,588,489; 1,459,514; and 136,867 shares of common stock, respectively, two of which are noted in the above Security Ownership table, of which Mr. Michael disclaims beneficial ownership except to the extent of his pecuniary interest as a partner in the limited partnerships' assets. Also includes 730 shares held by a minor child.

(7)
Includes 1,000 shares of common stock held in Mr. Ostrander's Individual Retirement Account and 243,700 shares of common stock as to which Mr. Ostrander has the right to acquire beneficial ownership within 60 days by the exercise of options granted.

(8)
Includes 2,000 shares of common stock as to which Messrs. A. Papetti and S. Papetti each have the right to acquire beneficial ownership within 60 days by the exercise of options granted.

(9)
Includes 10,000 shares of common stock held for Mr. Reedy's benefit in a Money Purchase Pension (Keogh) Account and 74,990 shares of common stock as to which Mr. Reedy has the right to acquire beneficial ownership within 60 days by the exercise of options granted.

(10)
Includes 89,120 shares of common stock as to which Mr. Goucher has the right to acquire beneficial ownership within 60 days by the exercise of options granted.

(11)
Includes 13,696 shares of common stock held by Mr. Rodriguez's spouse, 1,668 shares of common stock held in Mr. Rodriguez's Individual Retirement Account, and 45,612 shares of common stock as to which Mr. Rodriguez has the right to acquire beneficial ownership within 60 days by the exercise of options granted.

(12)
Includes 3,110 shares of common stock held in Mr. Shapiro's Individual Retirement Account and includes 66,693 shares of common stock as to which Mr. Shapiro has the right to acquire beneficial ownership within 60 days by the exercise of options granted.

(13)
Includes 887 shares of common stock held in two other executive officers' Individual Retirement Accounts, 384 shares held in a Simplified Employee Plan for another executive officer, 72 shares held by a minor child of another executive officer, and 686,615 shares of common stock as to which the executive officers and directors have the right to acquire beneficial ownership within 60 days by the exercise of options granted.

    Completion of the Merger described elsewhere in this Form 10-K will result in the Company becoming a private company owned beneficially by affiliates of Vestar Capital Partners, Goldner, Hawn, Johnson & Morrison, and Jeffrey Michael, and certain members of the management of the Company.

Item 13—Certain Relationships and Related Transactions

    In February 1997, the Company acquired Papetti's. Consideration included the issuance of 3,195,455 shares of Common Stock to Papetti family members (the "Papetti Family Shareholders") as follows: Arthur J. Papetti, 1,597,727 shares; Stephen T. Papetti, 798,864 shares; Alfred Papetti, 798,864 shares. Since the acquisition, the Papetti Family Shareholders have sold stock on occasion. During May 2000, the Company repurchased 1,500,000 shares of Common Stock from the Papetti Family Shareholders at $21.77 per share (see Item 12—Security Ownership of Certain Beneficial Owners and Management).

    A new shareholder agreement was executed between the Company and the Papetti Family Shareholders as of May 22, 2000. Under the new agreement the Papetti Family Shareholders may nominate up to two directors based upon their collective stock ownership. The Papetti family current directors are Arthur J. Papetti and Stephen T. Papetti. Messrs. Papetti are first cousins.

    In connection with the Papetti's acquisition, we entered into six separate leases for the principal properties used by Papetti's in its operations. The properties are owned by six separate partnerships, of which four are wholly-owned by Papetti family members and two are fifty percent (50%) owned by Papetti family members. Five of the leases expire in 2007 and are renewable for two successive five-year terms. During 2000, the lease for the Papetti properties in Pennsylvania was amended to extend the term of the lease to 2017. The aggregate annual net rent paid by us under the leases was $2,138,148 in 2000, $2,300,148, including a lease termination payment, in 1999, and $2,162,148 in 1998. In addition, we pay all real estate taxes, utilities, insurance and other operating expenses associated with the properties and are required to maintain the properties.

    Our Egg Products Division purchases eggs under an egg supplier agreement with a partnership in which certain affiliates are general partners. Such purchases totaled approximately $9,800,000 in 2000, $10,100,000 in 1999 and $11,900,000 in 1998. Papetti Farms, Inc. is a 50% general partner in the partnership, Sunbest-Papetti Farms, and is owned as follows: Arthur J. Papetti, 50%; Alfred Papetti, 25%; Stephen T. Papetti, 25%.

    Three limited partnerships established for the benefit of certain Michael family members hold 1,588,489, 1,459,514 and 136,867 shares of Common Stock, respectively (see Item 12—Security Ownership of Certain Beneficial Owners and Management). Jeffrey J. Michael is a partner in these limited partnerships and is a director of the Company.

    Proposed Merger—In December 2000, we announced the signing of a definitive merger agreement ("Merger") providing for the acquisition of the Company for $30.10 per share in cash, by an investor group comprised of a management group led by our Chairman, President and Chief Executive Officer, affiliates of the Jeffrey Michael, a director of the Company, and affiliates of two private equity investment firms. For further information, please see our Form 8-K filed on December 22, 2000, which is incorporated herein by reference.

PART IV

Item 14—Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
The following consolidated financial statements of the Company and the related Report of Independent Certified Public Accountants are included in this report:

1.
Consolidated Financial Statements

  All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements.

  3.
  Exhibits

    Reference is made to Item 14 (c.) footnote (10) for exhibits filed with this form.

(b)
Reports on Form 8-K

  Reference is made to reports filed on Form 8-K dated December 22, 2000 and March 8, 2001, regarding the Company's proposed acquisition.

(c)
Exhibits and Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company dated February 28, 1997.(1)
3.2	Amended and Restated Bylaws of the Company as of March 4, 1999.(5)
4.1	Form of Common Stock Certificate.(1)

10.2*	Michael Foods, Inc. 1987 Non-Qualified Stock Option Plan and Non-Qualified Stock Option Agreement (filed as Exhibit 10.16 to Michael Foods, Inc., a Delaware corporation's Registration Statement on Form S-1 Registration No. 33-12949 and incorporated herein by reference).(1)
10.3*	Form of Michael Foods, Inc. Director Stock Option Agreement (filed as Exhibit 10.25 to Michael Foods, Inc., a Delaware corporation's Registration Statement on Form S-1 Registration No. 33-12949 and incorporated herein by reference).(1)
10.6*	Amendment to Michael Foods, Inc. Incentive and Non-Qualified Stock Option Plans, dated November 21, 1989 (filed as Exhibit 4.6 to Michael Foods, Inc., a Delaware corporation's Registration Statement on Form S-8 effective November 21, 1989, Registration No. 33-31914 and incorporated herein by reference).(1)
10.7	License Agreement between Michael Foods, Inc. and North Carolina State University, dated November 28, 1989 (filed as Exhibit 10.56 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).(1)
10.8	Amendment dated December 18, 1996 to License Agreement between Michael Foods, Inc., a Delaware corporation, and North Carolina State University, dated November 28, 1989.(1)
10.9*	Severance Plan for Eligible Employees of Michael Foods, Inc. and its Subsidiaries (incorporated by reference from the Michael Foods, Inc., a Delaware corporation's Form 8, Amendment No. 1 to Report on Form 10-K for the year ended December 31, 1990).(1)
10.11*	Amendment to the Michael Foods, Inc. Non-Qualified Stock Option Plan (filed as Exhibit 4.7 to the Michael Foods, Inc., a Delaware corporation's Registration Statement on Form S-8 effective June 9, 1993 Registration No. 33-64078 and incorporated by reference).(1)
10.12*	Stock Option Plan for Non-Employee Directors (filed as Exhibit 4.1 to the Michael Foods, Inc., a Delaware corporation's Registration Statement on Form S-8 effective June 9, 1993 Registration No. 33-64076 and incorporated herein by reference).(1)
10.13*	Michael Foods, Inc. 1994 Executive Incentive Plan (filed as Exhibit 10.76 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).(1)
10.14*	Michael Foods, Inc. 1994 Executive Performance Stock Award Plan (filed as Exhibit 10.77 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).(1)
10.17*	Michael Foods, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.88 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).(1)
10.25*	Michael Foods, Inc. 1994 Executive Incentive Plan, as Amended Effective January 1, 1996 (filed as Exhibit 10.98 to Michael Foods, Inc., a Delaware corporation's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).(1)
10.39	Form of Loan Agreement dated as of February 26, 1997 between Michael Foods, Inc., a Delaware corporation and various Lenders with regard to $125,000,000 of 7.58% Senior Notes due February 26, 2009, including form of Note and Novation and Assumption Agreement.(1)
10.41	Form of Revolving Loan Agreement dated as of February 28, 1997 among Michael Foods, Inc., a Delaware corporation, the Listed Banks and Bank of America National Trust, including exhibits.(1)

10.44	Lease by and between ASA Company, as Landlord and Michael Foods, Inc., a Delaware corporation as Tenant dated February 26, 1997.(1)
10.46	Lease by and between Jersey Pride Urban Renewal, as Landlord and Michael Foods, Inc., a Delaware corporation as Tenant dated February 26, 1997.(1)
10.47	Lease by and between Papetti Holding Company, as Landlord and Michael Foods, Inc., a Delaware corporation as Tenant dated February 26, 1997.(1)
10.48	Lease by and between Papetti Holding Company, as Landlord and Michael Foods, Inc., a Delaware corporation as Tenant dated February 26, 1997.(1)
10.49	Lease by and between Papetti Holding Company, Jack Bernstein, Sherwood Weiser and Estate of David Levinson, as Landlord and Michael Foods, Inc., a Delaware corporation as Tenant dated February 26, 1997.(1)
10.50	Lease by and between A & A Urban Renewal, as Landlord and Michael Foods, Inc., a Delaware corporation as Tenant dated February 26, 1997.(1)
10.60*	Michael Foods, Inc. 1997 Stock Incentive Plan(3)
10.61	Sublicense Agreement between R & P Liquid Egg Technology Limited Partnership and Papetti's Hygrade Egg Products, Inc., dated December 31, 1993.(2)
10.64*	Michael Foods, Inc. 1994 Executive Incentive Plan, as Amended Effective January 1, 1999.(4)
10.70*	Severance Plan for Eligible Employees of Michael Foods, Inc. and its Subsidiaries, revised August 8, 1999.(5)
10.71*	Employment Agreement between Michael Foods, Inc., and Gregg A. Ostrander, dated as of July 15, 1999.(5)
10.72*	Employment Agreement between Michael Foods, Inc. and Jeffrey M. Shapiro, dated as of July 15, 1999.(5)
10.73*	Employment Agreement between Michael Foods, Inc. and John D. Reedy, dated as of July 15, 1999.(5)
10.74*	Employment Agreement between Michael Foods, Inc. and Bill L. Goucher, dated as of August 6, 1999.(5)
10.75*	Employment Agreement between Michael Foods, Inc. and J. D. Clarkson, dated as of August 6, 1999.(5)
10.76*	Employment Agreement between Michael Foods, Inc. and Norman A. Rodriguez, dated as of August 6, 1999.(5)
10.77	Shareholder Agreement by and between Michael Foods, Inc. and the Shareholders of Michael Foods, Inc., as listed, dated as of May 22, 2000.(6)
10.78	Consolidated, restated and amended License Agreement by and between North Carolina State University and Michael Foods, Inc.(7)
10.79	Settlement Agreement and Mutual Release entered into between Nulaid Foods, Inc., Valley Fresh Foods, Inc., and Nulaid Nest-Best, and North Carolina State University and Michael Foods, Inc.(7)
10.80	First Amendment to Lease Agreement (filed as exhibit 10.44 to Form 8-K filed March 13, 1997) by and between ASA Company, as Landlord and Michael Foods, Inc., as Tenant dated December 20, 2000.(10)
10.81*	Amendment 1 to Employment Agreement between Michael Foods, Inc. and Jeffrey M. Shapiro, dated as of June 5, 2000.(10)

10.82*	Amendment 1 to Employment Agreement between Michael Foods, Inc. and Bill L. Goucher, dated as of January 1, 2001.(10)
10.83*	Amendment 1 to Employment Agreement between Michael Foods, Inc. and J. D. Clarkson, dated as of January 1, 2001.(10)
10.84*	Amendment 1 to Employment Agreement between Michael Foods, Inc. and Norman A. Rodriguez, dated as of January 1, 2001.(10)
10.85	Agreement and Plan of Merger by and among M-Foods Holding, Inc., Michael Foods Acquisition Corp. (f/k/a Protein Acquisition Corp.) and Michael Foods, Inc. dated December 21, 2000.(8)
10.86	Amendment to the Agreement and Plan of Merger by and among M-Foods Holding, Inc., Michael Foods Acquisition Corp. and Michael Foods, Inc. dated March 8, 2001.(9)
10.87	Form of Revolving Loan Agreement dated as of May 10, 2000 among Michael Foods, Inc., the Listed Banks and Bank of America N.A.(10)
10.88*	Stock Option Plan for Non-Employee Directors, as Amended April 27, 2000.(10)
10.89*	Resolution adopted by the Board of Directors on July 27, 2000, amending the Severance Plan for Eligible Employees of Michael Foods, Inc. and Subsidiaries and extending its termination date for one additional year.(10)
21.1	Schedule of Michael Foods, Inc. Subsidiaries.(10)
23.1	Consent of Independent Certified Public Accountants—Grant Thornton LLP.(10)

*
Management Contract or Compensation Plan Arrangement

(1)
Incorporated by reference from the Company's Report on Form 8-K filed March 13, 1997.

(2)
Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1997, filed March 31, 1998.

(3)
Incorporated by reference from the Company's Form S-8 filed effective March 25, 1997, Registration No. 333-23949.

(4)
Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1998, filed March 25, 1999.

(5)
Incorporated by reference from the Company's Report on Form 10-Q for the quarterly period ended September 30, 1999, filed November 15, 1999.

(6)
Incorporated by reference from the Company's Report on Form 10-Q for the quarterly period ended June 30, 2000, filed August 14, 2000.

(7)
Incorporated by reference from the Company's Report on Form 10-Q for the quarterly period ended September 30, 2000, filed November 15, 2000.

(8)
Incorporated by reference from the Company's Report on Form 8-K filed December 22, 2000.

(9)
Incorporated by reference from the Company's Report on Form 8-K filed March 8, 2001.

(10)
Filed as an exhibit to this Form 10-K.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHAEL FOODS, INC.
Date: March 12, 2001	By:	/s/ GREGG A. OSTRANDER Gregg A. Ostrander (Chairman, President and Chief Executive Officer)
Date: March 12, 2001	By:	/s/ JOHN D. REEDY John D. Reedy (Executive Vice President, Chief Financial Officer, Treasurer and Principal Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ RICHARD A. COONROD Richard A. Coonrod	(Director)	March 12, 2001
/s/ DANIEL P. DILLON Daniel P. Dillon	(Director)	March 12, 2001
/s/ JEROME J. JENKO Jerome J. Jenko	(Director)	March 12, 2001
/s/ ARVID C. KNUDTSON Arvid C. Knudtson	(Director)	March 12, 2001
/s/ JOSEPH D. MARSHBURN Joseph D. Marshburn	(Director)	March 12, 2001
/s/ JEFFREY J. MICHAEL Jeffrey J. Michael	(Director)	March 12, 2001

/s/ MARGARET D. MOORE Margaret D. Moore	(Director)	March 12, 2001
/s/ ARTHUR J. PAPETTI Arthur J. Papetti	(Director)	March 12, 2001
/s/ STEPHEN T. PAPETTI Stephen T. Papetti	(Director)	March 12, 2001

Report of Independent Certified Public Accountants

     BOARD OF DIRECTORS

MICHAEL FOODS, INC.

    We have audited the accompanying consolidated balance sheets of Michael Foods, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michael Foods, Inc. and subsidiaries as of December 31, 2000 and 1999 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

    We have also audited Schedule II for each of the three years in the period ended December 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
February 9, 2001

MICHAEL FOODS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2000	1999
ASSETS
CURRENT ASSETS
Cash and equivalents	$4,421,000	$4,961,000
Accounts receivable, less allowances	112,767,000	92,493,000
Inventories	75,734,000	71,197,000
Prepaid expenses and other	4,803,000	4,604,000

Total current assets	197,725,000	173,255,000
PROPERTY, PLANT AND EQUIPMENT—AT COST
Land	4,106,000	4,104,000
Buildings and improvements	143,160,000	133,778,000
Machinery and equipment	377,911,000	357,724,000

	525,177,000	495,606,000
Less accumulated depreciation	243,360,000	208,807,000

	281,817,000	286,799,000
OTHER ASSETS
Goodwill, net	114,255,000	116,729,000
Joint ventures and other assets	19,107,000	21,134,000

	133,362,000	137,863,000

	$612,904,000	$597,917,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$2,865,000	$3,130,000
Accounts payable	54,212,000	47,009,000
Accrued liabilities
Compensation	11,795,000	13,143,000
Insurance	7,422,000	7,229,000
Customer programs	19,307,000	20,999,000
Income taxes	10,622,000	11,805,000
Other	12,874,000	18,176,000

Total current liabilities	119,097,000	121,491,000
LONG-TERM DEBT, less current maturities	195,944,000	175,404,000
DEFERRED INCOME TAXES	39,130,000	36,423,000
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS' EQUITY
Common stock	183,000	203,000
Additional paid-in capital	58,506,000	102,777,000
Retained earnings	201,361,000	162,577,000
Accumulated comprehensive income	(1,317,000)	(958,000)

	258,733,000	264,599,000

	$612,904,000	$597,917,000

The accompanying notes are an integral part of these statements.

MICHAEL FOODS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31,
	2000	1999	1998
Net sales	$1,080,601,000	$1,053,272,000	$1,020,484,000
Cost of sales	889,138,000	860,256,000	847,383,000

Gross profit	191,463,000	193,016,000	173,101,000
Selling, general and administrative expenses	104,657,000	106,686,000	93,548,000

Operating profit	86,806,000	86,330,000	79,553,000
Interest expense, net	13,206,000	11,664,000	10,136,000

Earnings before income taxes	73,600,000	74,666,000	69,417,000
Income tax expense	28,890,000	30,610,000	29,160,000

NET EARNINGS	$44,710,000	$44,056,000	$40,257,000

NET EARNINGS PER SHARE
Basic	$2.36	$2.15	$1.86
Diluted	2.33	2.12	1.83

Weighted average shares outstanding
Basic	18,950,000	20,500,000	21,642,000
Diluted	19,192,000	20,750,000	21,980,000

The accompanying notes are an integral part of these statements.

MICHAEL FOODS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
					Accumulated Other Comprehensive Income
	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings		Total Shareholders' Equity
Balance at January 1, 1998	21,816,098	$218,000	$140,188,000	$88,840,000	$—	$229,246,000
Repurchase of common stock	(982,700)	(10,000)	(24,058,000)	—	—	(24,068,000)
Incentive plan stock compensation	24,532	1,000	613,000	—	—	614,000
Stock options exercised, net of shares surrendered for exercise price and income taxes	237,137	2,000	2,099,000	—	—	2,101,000
Tax benefit from stock options exercised	—	—	1,029,000	—	—	1,029,000
Net earnings	—	—	—	40,257,000	—	40,257,000
Dividends ($.23 per share)	—	—	—	(5,030,000)	—	(5,030,000)

Balance at December 31, 1998	21,095,067	211,000	119,871,000	124,067,000	—	244,149,000
Repurchase of common stock	(920,100)	(10,000)	(18,918,000)	—	—	(18,928,000)
Incentive plan stock compensation	32,989	1,000	617,000	—	—	618,000
Stock options exercised, net of shares surrendered for exercise price and income taxes	93,668	1,000	837,000	—	—	838,000
Tax benefit from stock options exercised	—	—	370,000	—	—	370,000
Net earnings	—	—	—	44,056,000	—	44,056,000
Foreign currency translation adjustment loss	—	—	—	—	(958,000)	(958,000)

Comprehensive income	—	—	—	—	—	43,098,000
Dividends ($.27 per share)	—	—	—	(5,546,000)	—	(5,546,000)

Balance at December 31, 1999	20,301,624	203,000	102,777,000	162,577,000	(958,000)	264,599,000
Repurchase of common stock	(2,109,400)	(21,000)	(46,104,000)	—	—	(46,125,000)
Incentive plan stock compensation	40,890	—	876,000	—	—	876,000
Stock options exercised, net of shares surrendered for exercise price and income taxes	56,370	1,000	650,000	—	—	651,000
Tax benefit from stock options exercised	—	—	307,000	—	—	307,000
Net earnings	—	—	—	44,710,000	—	44,710,000
Foreign currency translation adjustment loss	—	—	—	—	(359,000)	(359,000)

Comprehensive income	—	—	—	—	—	44,351,000
Dividends ($.31 per share)	—	—	—	(5,926,000)	—	(5,926,000)

Balance at December 31, 2000	18,289,484	$183,000	$58,506,000	$201,361,000	$(1,317,000)	$258,733,000

The accompanying notes are an integral part of these statements.

MICHAEL FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net earnings	$44,710,000	$44,056,000	$40,257,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	42,355,000	37,537,000	32,105,000
Amortization	5,628,000	5,027,000	3,699,000
Deferred income taxes	2,707,000	1,023,000	1,860,000
Tax benefit from stock options exercised	307,000	370,000	1,029,000
Changes in operating assets and liabilities:
Accounts receivable	(20,274,000)	5,146,000	(14,144,000)
Inventories	(4,537,000)	3,053,000	(5,321,000)
Prepaid expenses and other	(199,000)	(720,000)	(2,208,000)
Accounts payable	7,203,000	2,633,000	(2,534,000)
Accrued liabilities	(8,815,000)	9,528,000	14,167,000

Net cash provided by operating activities	69,085,000	107,653,000	68,910,000
Cash flows from investing activities:
Capital expenditures	(37,373,000)	(74,125,000)	(64,777,000)
Joint ventures and other assets	(1,127,000)	(19,405,000)	794,000

Net cash used in investing activities	(38,500,000)	(93,530,000)	(63,983,000)
Cash flows from financing activities:
Payments on long-term debt	(171,509,000)	(188,075,000)	(58,221,000)
Proceeds from long-term debt	191,784,000	200,502,000	78,300,000
Repurchase of common stock	(46,125,000)	(18,928,000)	(24,068,000)
Proceeds from issuance of common stock	651,000	838,000	2,101,000
Dividends	(5,926,000)	(5,546,000)	(5,030,000)

Net cash used in financing activities	(31,125,000)	(11,209,000)	(6,918,000)

Net increase (decrease) in cash and equivalents	(540,000)	2,914,000	(1,991,000)
Cash and equivalents at beginning of year	4,961,000	2,047,000	4,038,000

Cash and equivalents at end of year	$4,421,000	$4,961,000	$2,047,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$13,484,000	$12,895,000	$11,414,000
Income taxes	27,225,000	23,663,000	20,415,000

The accompanying notes are an integral part of these statements.

MICHAEL FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, related revenues and expenses and disclosure about contingent assets and liabilities at the date of the financial statements. Actual results could differ from the estimates used by management.

Principles of Consolidation and Fiscal Year

    The consolidated financial statements include the accounts of Michael Foods, Inc. ("Company") and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Saturday nearest to December 31, but for clarity of presentation, describes all periods as if the year end is December 31. The years ended December 31, 2000, 1999 and 1998 each consisted of fifty-two weeks.

Cash and Equivalents

    The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents.

Inventories

    Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful lives of generally one to two years.

    Inventories consist of the following:

	December 31,
	2000	1999
Raw materials and supplies	$15,107,000	$15,720,000
Work in process and finished goods	41,366,000	35,447,000
Flocks	19,261,000	20,030,000

	$75,734,000	$71,197,000

    The Company purchases exchange traded futures contracts to manage its exposure to changes in grain prices, primarily corn and soybean meal which are the main components of chicken feed. Such contracts are cash flow hedges of the Company's firm purchase commitments and anticipated production requirements, as they reduce the Company's exposure to changes in the cash price of grain. These contracts generally extend for less than one year. Gains and losses on futures contracts are deferred and recognized as an adjustment to the cost of the related inventory item, with the ultimate recognition in cost of sales when the finished egg products are sold. The cost or benefit of contracts closed prior to the execution of the underlying purchase is deferred until the anticipated grain purchase occurs.

Property, Plant and Equipment

    Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on the straight-line basis. Estimated service lives range from 10-40 years for buildings and improvements and 3-10 years for machinery and equipment. Accelerated and straight-line methods are used for income tax purposes. The Company capitalized $224,000, $1,054,000 and $1,048,000 of interest costs during 2000, 1999 and 1998 relating to the construction and installation of property, plant and equipment.

Goodwill

    The Company's acquisitions have been accounted for as purchases and the excess of the total acquisition costs over the fair value of the net assets acquired were recorded as goodwill. Goodwill is amortized on a straight-line basis over 40 years. Accumulated amortization was $23,549,000 and $20,106,000 at December 31, 2000 and 1999. The Company evaluates its goodwill annually to determine potential impairment by comparing the carrying value of the goodwill to the undiscounted future cash flows of the related assets.

Foreign Joint Ventures and Currency Translation

    The Company made investments in foreign joint ventures in Europe and Canada during 1999 of approximately $10,000,000, related to its Egg Products Division. These investments are accounted for using the equity method of accounting. The financial statements for these entities are measured in their local currency and then translated into U.S. dollars. Their balance sheet accounts are translated at the balance sheet date using the current exchange rate on that date and the operating results are translated using the average rates prevailing throughout the year. Accumulated translation gains or losses are recorded in the shareholders' equity section of the balance sheet and are included as a component of comprehensive income in the statement of shareholders' equity.

Revenue Recognition

    Sales are recognized when goods are shipped to customers and are recorded net of estimated customer programs.

Stock-Based Compensation

    The Company utilizes the intrinsic value method of accounting for its stock-based employee compensation plans. Pro forma information related to the fair value method of accounting is provided in Note H.

Net Earnings Per Share

    Basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 661,411, 717,588 and 12,060 shares of common stock with weighted average exercise prices of $24.90, $24.90 and $29.39 were outstanding during 2000, 1999 and 1998, but were excluded from the computation of common share equivalents because they were anti-dilutive.

New Accounting Pronouncements

    Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS 133 also specifies new methods of accounting for derivatives used in risk management strategies (hedging activities), prescribes the items and transactions that may be hedged, and specifies detailed criteria required to qualify for hedge accounting. SFAS 137 deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. Management believes the adoption of SFAS 133 will not have a material effect on the consolidated financial statements.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of Accounting Principles Board ("APB") Opinion No. 25, Stock Issued to Employees. Interpretation No. 44 clarifies the application of APB No. 25 for the definition of an employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. The adoption of this interpretation did not have a material impact on the consolidated financial statements.

    The Securities and Exchange Commission has issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. The effective date of SAB 101 was delayed by SAB 101A and 101B but became effective for the Company beginning with the fourth quarter of 2000. The adoption of SAB 101 did not have a material effect on the consolidated financial statements.

Advertising

    The Company expenses advertising costs as incurred. Advertising expense was $9,132,000, $8,616,000 and $6,277,000 during 2000, 1999 and 1998.

Reclassifications

    Certain 1999 and 1998 amounts have been reclassified to conform to the 2000 presentation.

NOTE B—PROPOSED MERGER TO ACQUIRE MICHAEL FOODS

    On December 21, 2000, the Company entered into a definitive agreement providing for the acquisition of the Company by an investor group comprised of a management group led by the Company's Chairman, President and Chief Executive Officer, Gregg A. Ostrander; affiliates of Jeffrey Michael, a member of the Company's board of directors; and affiliates of two private equity investment firms, Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated. Completion of the transaction is subject to a number of conditions including, among other things, shareholder approval. Under the terms of the merger agreement, at the completion of the merger, outstanding shares of Michael Foods common stock (other than shares held by shareholders who have perfected their dissenters rights under Minnesota law) will be converted into the right to receive $30.10 per share in cash and all outstanding stock options will be converted into the right to receive, in cash, $30.10 per share reduced by the exercise price per share for all shares subject to such stock options. As part of the agreement, the Company would be required to pay $20,000,000 if the agreement is terminated under certain circumstances, including a decision by Michael Foods to accept a more favorable acquisition proposal. The Company anticipates that the transaction will close during the second quarter of 2001.

NOTE C—LONG-TERM DEBT

    Long-term debt consists of the following:

	December 31,
	2000	1999
Revolving lines of credit(a)	$65,500,000	$42,300,000
7.58% senior promissory notes(b)	125,000,000	125,000,000
Other	8,309,000	11,234,000

	198,809,000	178,534,000
Less current maturities	2,865,000	3,130,000

	$195,944,000	$175,404,000

    Aggregate maturities of long-term debt are as follows:

Years Ending December 31,
2001	$2,865,000
2002	68,194,000
2003	2,515,000
2004	33,000
2005	25,018,000
Thereafter	100,184,000

$198,809,000

(a)
At December 31, 2000, the Company had unsecured revolving lines of credit with its principal banks for $100,000,000. These lines are due February 2002 and bear interest at the principal bank's reference rate, or at eurodollar rates at the Company's option (effective rate of 7.46% at December 31, 2000).

(b)
These notes are due in five equal annual principal installments beginning in February 2005, are unsecured, and require semi-annual interest payments.

    The major long-term debt agreements contain restrictive covenants, including minimum net worth, interest coverage and limitations on additional indebtedness and liens. The fair value of long-term debt is approximately $211,791,000, determined using discounted future cash flows based upon the Company's current incremental borrowing rates for similar types of borrowings.

NOTE D—INCOME TAXES

    Income tax expense consists of the following:

	Years Ended December 31,
	2000	1999	1998
Current
Federal	$23,447,000	$24,843,000	$22,757,000
State	2,736,000	4,744,000	4,543,000

	26,183,000	29,587,000	27,300,000
Deferred
Federal	2,461,000	979,000	1,691,000
State	246,000	44,000	169,000

	2,707,000	1,023,000	1,860,000

	$28,890,000	$30,610,000	$29,160,000

    Tax effects of the cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes are as follows:

	December 31,
	2000	1999
Depreciation	$33,190,000	$32,290,000
Flock inventories	6,080,000	4,750,000
Goodwill	2,770,000	2,390,000
Other	(2,910,000)	(3,007,000)

	$39,130,000	$36,423,000

    The following is a reconciliation of the Federal statutory income tax rate to the consolidated effective tax rate:

	Years Ended December 31,
	2000	1999	1998
Federal statutory rate	35.0%	35.0%	35.0%
State taxes	2.6	4.2	4.2
Goodwill	1.2	1.1	1.4
Other	0.5	0.7	1.4

	39.3%	41.0%	42.0%

NOTE E—EMPLOYEE RETIREMENT PLAN

    Full-time employees who meet certain service requirements are eligible to participate in a defined contribution retirement plan. The Company matches up to 4% of each participant's eligible compensation. Company contributions totaled $2,692,000, $2,491,000 and $1,786,000 in 2000, 1999 and 1998.

NOTE F—RELATED PARTY TRANSACTIONS

    In February 1997, the Company acquired Papetti's Hygrade Egg Products, Inc. and affiliated companies (collectively, "Papetti's"). In connection with this acquisition, the Company entered into various operating leases with the previous owners of Papetti's for the majority of Papetti's operating facilities. The future minimum rental commitments under these leases are approximately $2,100,000 per year through February 2007. In addition, the Company purchases eggs under an annual egg supply agreement with a partnership in which various Papetti family members own a 50% interest. The purchases from this partnership totaled approximately $9,800,000, $10,100,000 and $11,900,000 in 2000, 1999 and 1998. See Note H, "Repurchases of Common Stock" for additional related party disclosure.

NOTE G—COMMITMENTS AND CONTINGENCIES

Patent Litigation

    The Company has an exclusive license agreement for a patented process for the production and sale of extended shelf-life liquid egg products. Under the license agreement, the Company has the right to defend and prosecute infringement of the patents. The Company may apply 50% of its costs of defending the patents to future royalty payments.

    The U.S. Federal Court of Appeals has upheld the validity of the patents which are the subject of the license agreement. Subsequently, a patent examiner at the U.S. Patent and Trademark Office rejected the patents. The Company and the patent holder appealed the decision of the examiner and the validity of the patents was upheld. In September 2000 the U.S. Patent and Trademark Office allowed product claims beyond the process claims previously allowed for the extended shelf-life egg product. The patents remain valid and in full force and effect. These patents are scheduled to expire beginning in 2006.

    In 2000, the Company settled litigation with one party related to the infringement of these patents and issued a sub-license to the infringing party granting them the right to manufacture and distribute extended shelf-life liquid whole egg product subject to a royalty payable to the Company and the patent holder on all future product sold. In connection with this settlement the patent holder received a lump sum payment for the past production and sale of the product and other matters related to the infringement. The Company is continuing to pursue litigation related to other parties who are infringing the product and process patents.

Other Litigation

    The Company is engaged in routine litigation incidental to its business. Management believes the ultimate outcome of this litigation will not have a material effect on the Company's consolidated financial position, liquidity or results of operations.

NOTE H—SHAREHOLDERS' EQUITY

Capital Stock

    Authorized capital stock of 50,000,000 shares consists of 40,000,000 shares of $.01 par value common stock and 10,000,000 shares of undesignated stock. The Board of Directors has the authority to determine voting, conversion and other rights of the undesignated stock. There were no shares of undesignated stock issued or outstanding at December 31, 2000 or 1999. (See Note B-Proposed Merger to Acquire Michael Foods)

Repurchases of Common Stock

    During 1998, the Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock. During 1999 and 1998, the Company repurchased and retired 1,902,800 shares for $42,996,000. In February and May of 2000, the Board of Directors authorized the repurchase of an additional 2,500,000 shares under the repurchase program. During 2000, the Company repurchased 2,109,400 shares for $46,125,000, including 1,500,000 shares from a related party for $21.77 per share.

Incentive Plan

    The Company has an incentive compensation plan for certain key employees. The Company utilizes unissued common stock for a portion of the incentive compensation in this plan. The Company accrues for all incentive compensation as earned.

Stock Option Plans

    The Company maintains non-qualified stock option plans. The officer and key employee plans had 911,400 shares of common stock available for issue at December 31, 2000 and the non-employee director plan had 42,800 shares available for issue at December 31, 2000. The stock options granted under these plans generally have a ten year term, vest ratably over five years, and have an exercise price equal to the fair market value of the stock on the date of grant. Stock options totaling 957,740, 766,434 and 631,098 shares with weighted average exercise prices of $16.39, $14.86 and $12.18 were exercisable at December 31, 2000, 1999 and 1998.

    Option transactions under these plans for each of the three years ended December 31 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at
January 1, 1998	1,224,828	$12.33
Granted	683,000	24.95
Exercised	(269,960)	11.23

Outstanding at
December 31, 1998	1,637,868	17.79
Granted	200,900	21.82
Exercised	(113,887)	11.41
Canceled	(86,340)	21.57

Outstanding at
December 31, 1999	1,638,541	18.53
Granted	306,500	21.51
Exercised	(65,070)	13.09
Canceled	(60,056)	22.01

Outstanding at
December 31, 2000	1,819,915	$19.11

    The following tables summarize information concerning currently outstanding and exercisable stock options at December 31, 2000:

Options Outstanding
Exercise Prices			Weighted Average Remaining Contractual Life
Range	Weighted Average	Number of Shares
$7.63-$11.13	$10.04	380,100	4.1 years
11.50-15.13	12.53	238,980	4.1 years
17.83-24.56	21.77	625,535	7.9 years
24.69-29.75	25.03	575,300	7.5 years

		1,819,915

Options Exercisable
Exercise Prices
Range	Weighted Average	Number of Shares
$7.63-$11.13	$9.93	338,380
11.50-15.13	12.60	210,185
17.83-24.56	21.30	160,775
24.69-29.75	25.24	248,400

		957,740

    Pro forma net earnings and diluted net earnings per share would have been $43,037,000, $42,630,000 and $39,273,000, or $2.28, $2.09 and $1.81 per share had the fair value method been used for valuing options granted in 2000, 1999 and 1998. The pro forma effect on net earnings for 1999 and 1998 is not representative of the pro forma effect on net earnings of future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

    The weighted average fair value of options granted in 2000, 1999 and 1998 were $9.49, $9.53 and $11.95 per share, computed by applying the following weighted average assumptions to the Black Scholes options pricing model: dividend yield of 1% in 2000, 1999 and 1998; risk-free rate of return of 5.1% in 2000, 6.5% in 1999 and 5.9% in 1998; volatility of 40% in 2000, 1999 and 1998, and an average term of 7 years.

NOTE I—BUSINESS SEGMENTS

The Company operates in four reportable segments:

    Egg Products processes and distributes numerous egg products and shell eggs primarily through its facilities in the midwest and eastern United States. Sales of egg products are made through an internal sales force and independent brokers to the foodservice and retail markets primarily throughout the United States.

    Refrigerated Distribution distributes a wide range of refrigerated grocery products, including various cheese products packaged at its Wisconsin cheese packaging facility. Sales of refrigerated grocery products are made through an internal sales force to retail and wholesale markets primarily throughout the central United States.

    Dairy Products processes and distributes soft serve ice cream mix, frozen yogurt mix, milk and specialty dairy products, many of which are ultra-high temperature pasteurized, from its facilities in Connecticut, Minnesota and Texas. Sales of dairy products are made through an internal sales force to domestic quick service restaurants, other foodservice outlets and independent retailers throughout the United States.

    Potato Products processes and distributes refrigerated potato products from its manufacturing facilities in Minnesota and California. Sales of potato products are made through an internal sales force to foodservice and retail markets throughout the United States.

    The Company identifies its segments based on the Company's organizational structure, which is primarily by principal products. Operating profit represents earnings before interest expense, interest income, and income taxes. Intersegment sales are made at market prices. The Company's corporate office maintains a majority of the Company's cash under its cash management policy.

    Sales to one customer, primarily by the Egg Products segment, accounted for 15% and 12% of 2000 and 1999 consolidated net sales.

    Certain financial information on the Company's operating segments is as follows (in thousands):

	Egg Products	Refrigerated Distribution	Dairy Products	Potato Products	Corporate	Total
Year ended December 31, 2000
External net sales	$637,355	$241,114	$141,401	$60,731	$—	$1,080,601
Intersegment sales	13,357	80	516	2,477	—	16,430
Operating profit (loss)	67,658	16,001	1,322	7,650	(5,825)	86,806
Total assets	461,298	45,716	53,505	44,122	8,263	612,904
Depreciation and amortization	36,435	1,316	4,724	5,372	136	47,983
Capital expenditures	25,376	1,042	9,565	1,390	—	37,373
Year ended December 31, 1999
External net sales	$620,719	$230,335	$144,865	$57,353	$—	$1,053,272
Intersegment sales	15,854	101	1,384	2,360	—	19,699
Operating profit (loss)	73,531	10,656	3,750	6,751	(8,358)	86,330
Total assets	455,943	36,901	48,686	47,792	8,595	597,917
Depreciation and amortization	31,824	1,316	3,671	5,626	127	42,564
Capital expenditures	65,467	762	6,115	1,781	—	74,125
Year ended December 31, 1998
External net sales	$607,688	$221,586	$138,865	$52,345	$—	$1,020,484
Intersegment sales	21,224	127	1,846	2,048	—	25,245
Operating profit (loss)	69,295	7,288	6,748	3,890	(7,668)	79,553
Total assets	425,568	39,886	28,097	50,385	7,580	551,516
Depreciation and amortization	26,712	1,518	1,755	5,710	109	35,804
Capital expenditures	54,443	1,132	4,477	4,671	54	64,777

SCHEDULE II

MICHAEL FOODS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts:

Years Ended December 31,	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(a)	Balance at End of Period
1998	$1,748,000	$861,000	$—	$484,000	$2,125,000
1999	2,125,000	504,000	—	578,000	2,051,000
2000	2,051,000	2,360,000	—	2,179,000	2,232,000

(a)
Write-offs of accounts deemed uncollectible

S-1

EXHIBIT INDEX

Exhibit No.
10.80	First Amendment to Lease Agreement (filed as exhibit 10.44 to Form 8-K filed March 13, 1997) by and between ASA Company, as Landlord and Michael Foods, Inc., as Tenant dated December 20, 2000
10.81*	Amendment 1 to Employment Agreement between Michael Foods, Inc. and Jeffrey M. Shapiro, dated as of June 5, 2000.
10.82*	Amendment 1 to Employment Agreement between Michael Foods, Inc. and Bill L. Goucher, dated as of January 1, 2001
10.83*	Amendment 1 to Employment Agreement between Michael Foods, Inc. and J. D. Clarkson, dated as of January 1, 2001
10.84*	Amendment 1 to Employment Agreement between Michael Foods, Inc. and Norman A. Rodriguez, dated as of January 1, 2001
10.87	Form of Revolving Loan Agreement dated as of May 10, 2000 among Michael Foods, Inc., the Listed Banks and Bank of America N.A.
10.88*	Stock Option Plan for Non-Employee Directors, as Amended April 27, 2000
10.89*
Resolution adopted by the Board of Directors on July 27, 2000, amending the Severance Plan for Eligible Employees of Michael Foods, Inc. and Subsidiaries and extending its termination date for one additional year.
21.1	Schedule of Michael Foods, Inc. Subsidiaries
23.1	Consent of Independent Certified Public Accountants—Grant Thornton LLP

QuickLinks

PART I
Item 1—Business
Item 2—Properties
Item 3—Legal Proceedings
Item 4—Submission of Matters to a Vote of Security Holders
PART II
Item 5—Market for Registrant's Common Equity and Related Stockholder Matters
Item 6—Selected Financial Data
Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A—Quantitative and Qualitative Disclosures About Market Risk
Item 8—Financial Statements and Supplementary Data
Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10—Directors and Executive Officers of the Registrant
Item 11—Executive Compensation
Summary Compensation Table
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* AMONG MICHAEL FOODS INC., THE S & P 500 INDEX AND THE S & P FOODS INDEX
Item 12—Security Ownership of Certain Beneficial Owners and Management
Item 13—Certain Relationships and Related Transactions
PART IV
Item 14—Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
Report of Independent Certified Public Accountants
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF EARNINGS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II MICHAEL FOODS, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS
EXHIBIT INDEX