Form 10-Q
period 2001-06-30
MICHAEL FOODS INC /MN; M-FOODS DAIRY LLC; M-FOODS DAIRY TXCT LLC
filed 2001-08-14
CIK 768158, 1139431, 1139429

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 2001
                               -------------------------------------------------

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


Suite 324, Signal Bank Building
5353 Wayzata Boulevard
Minneapolis, MN                                                 55416
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip code)


                                 (952) 546-1500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          [ ]  Yes       [X]  No

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               MICHAEL FOODS, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF M-FOODS HOLDINGS, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

================================================================================================================================
                                                                                           Company             Predecessor
                                                                                     --------------------- ---------------------
                                                                                           June 30,            December 31,
                                                                                            2001                  2000
                                                                                     ---------------------- --------------------
ASSETS
------
CURRENT ASSETS
  Cash and equivalents                                                                    $ 10,268,000           $  4,421,000
  Accounts receivable, less allowances                                                     103,279,000            112,767,000
  Inventories                                                                               79,991,000             75,734,000
  Prepaid expenses and other                                                                 4,113,000              4,803,000
                                                                                     ---------------------- --------------------
       Total current assets                                                                197,651,000            197,725,000

PROPERTY, PLANT AND EQUIPMENT-AT COST
  Land                                                                                       4,690,000              4,106,000
  Buildings and improvements                                                                89,952,000            143,160,000
  Machinery and equipment                                                                  220,831,000            377,911,000
                                                                                     ---------------------- --------------------
                                                                                           315,473,000            525,177,000
  Less accumulated depreciation                                                             12,884,000            243,360,000
                                                                                     ---------------------- --------------------
                                                                                           302,589,000            281,817,000
OTHER ASSETS
  Goodwill, net                                                                            343,627,000            114,255,000
  Joint ventures and other assets                                                           42,523,000             19,107,000
                                                                                     ---------------------- --------------------
                                                                                           386,150,000            133,362,000
                                                                                     ---------------------- --------------------
                                                                                          $886,390,000           $612,904,000
                                                                                     ====================== ====================
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
  Current maturities of long-term debt                                                    $ 17,515,000           $  2,865,000
  Accounts payable                                                                          49,690,000             54,212,000
  Accrued liabilities
     Compensation                                                                            9,445,000             11,795,000
     Insurance                                                                               8,027,000              7,422,000
     Customer programs                                                                      15,617,000             19,307,000
     Income taxes                                                                            3,677,000             10,622,000
     Interest                                                                               11,295,000              3,713,000
     Other                                                                                  11,980,000              9,161,000
                                                                                     ---------------------- --------------------
       Total current liabilities                                                           127,246,000            119,097,000

LONG-TERM DEBT, less current maturities                                                    558,206,000            195,944,000
DEFERRED INCOME TAXES                                                                       52,262,000             39,130,000
COMMITMENTS AND CONTINGENCIES                                                                        -                      -
MINORITY INTEREST                                                                              475,000                      -

SHAREHOLDERS' EQUITY
  Common stock                                                                                       -                183,000
  Additional paid-in capital                                                               146,761,000             58,506,000
  Retained earnings                                                                          1,669,000            201,361,000
  Accumulated other comprehensive loss                                                        (229,000)            (1,317,000)
                                                                                     ---------------------- --------------------
                                                                                           148,201,000            258,733,000
                                                                                     ---------------------- --------------------
                                                                                          $886,390,000           $612,904,000
                                                                                     ====================== ====================

==============================================================================
See accompanying notes to condensed consolidated financial statements.

                               MICHAEL FOODS, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF M-FOODS HOLDINGS, INC.)
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           Three Months Ended June 30,
                                   (Unaudited)

==============================================================================

                                                                                           Company             Predecessor
                                                                                     --------------------- ---------------------
                                                                                             2001                  2000
                                                                                     --------------------- ---------------------
Net sales                                                                                  $295,109,000          $266,616,000

Cost of sales                                                                               244,855,000           216,981,000
                                                                                     --------------------- ---------------------

    Gross profit                                                                             50,254,000            49,635,000

Selling, general and administrative expenses                                                 30,294,000            25,706,000
                                                                                     --------------------- ---------------------

    Operating profit                                                                         19,960,000            23,929,000

Interest expense, net                                                                        16,241,000             3,304,000
                                                                                     --------------------- ---------------------

    Earnings before income taxes                                                              3,719,000            20,625,000

Income tax expense                                                                            2,050,000             8,350,000
                                                                                     --------------------- ---------------------

    NET EARNINGS                                                                           $  1,669,000          $ 12,275,000
                                                                                     ===================== =====================

==============================================================================

See accompanying notes to condensed consolidated financial statements.

                               MICHAEL FOODS, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF M-FOODS HOLDINGS, INC.)
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

==============================================================================

                                                                      Company                       Predecessor
                                                                -------------------- ------------------------------------------
                                                                   Three Months         Three Months           Six Months
                                                                       Ended                Ended                Ended
                                                                   June 30, 2001       March 31, 2001        June 30, 2000
                                                                -------------------- -------------------- ---------------------
Net sales                                                             $295,109,000         $275,627,000         $518,542,000

Cost of sales                                                          244,855,000          227,707,000          422,052,000
                                                                -------------------- -------------------- ---------------------

    Gross profit                                                        50,254,000           47,920,000           96,490,000

Selling, general and administrative expenses                            30,294,000           27,376,000           53,662,000
Transaction expenses                                                             -           11,050,000                    -
                                                                -------------------- -------------------- ---------------------

    Operating profit                                                    19,960,000            9,494,000           42,828,000

Interest expense, net                                                   16,241,000            3,293,000            6,254,000
                                                                -------------------- -------------------- ---------------------

    Earnings before income taxes and
       extraordinary item                                                3,719,000            6,201,000           36,574,000

Income tax expense                                                       2,050,000            2,430,000           14,810,000
                                                                -------------------- -------------------- ---------------------

    Earnings before extraordinary item                                   1,669,000            3,771,000           21,764,000

Extraordinary item - early extinguishment of debt, net of
taxes                                                                            -           (9,424,000)                   -
                                                                -------------------- -------------------- ---------------------

    NET EARNINGS (LOSS)                                               $  1,669,000         $ (5,653,000)        $ 21,764,000
                                                                ==================== ==================== =====================

==============================================================================

See accompanying notes to condensed consolidated financial statements.

                               MICHAEL FOODS, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF M-FOODS HOLDINGS, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

==============================================================================


                                                                      Company                       Predecessor
                                                                -------------------- -------------------------------------------
                                                                   Three Months          Three Months           Six Months
                                                                  Ended June 30,        Ended March 31,       Ended June 30,
                                                                       2001                 2001                    2000
                                                                -------------------- ---------------------- --------------------

Net cash provided by operating activities                           $  39,337,000         $ 14,016,000           $ 27,492,000

Cash flows from investing activities:
  Capital expenditures                                                 (6,299,000)         (10,837,000)           (15,182,000)
  Business acquisition                                               (626,925,000)                   -                      -
  Investments in joint ventures and other assets                         (486,000)           3,888,000                283,000
                                                                -------------------- ---------------------- --------------------

Net cash used in investing activities                                (633,710,000)          (6,949,000)           (14,899,000)

Cash flows from financing activities:
  Payments on notes payable                                           (46,450,000)         (52,000,000)           (75,800,000)
  Proceeds from notes payable                                          29,500,000           45,500,000            111,100,000
  Payments on long-term debt and other                               (127,479,000)            (109,000)            (2,679,000)
  Proceeds from long-term debt                                        570,000,000                    -                      -
  Extension of stock options                                                    -              310,000                      -
  Proceeds from issuance of common stock                              174,800,000              546,000                307,000
  Repurchase of common stock                                                    -                    -            (46,125,000)
  Dividends                                                                     -           (1,465,000)            (3,000,000)
                                                                -------------------- ---------------------- --------------------
Net cash provided by (used in) financing activities                   600,371,000           (7,218,000)           (16,197,000)
                                                                -------------------- ---------------------- --------------------

Net increase (decrease) in cash and equivalents                         5,998,000             (151,000)            (3,604,000)

Cash and equivalents at beginning of period                             4,270,000            4,421,000              4,961,000
                                                                -------------------- ---------------------- --------------------

Cash and equivalents at end of period                                $ 10,268,000         $  4,270,000          $   1,357,000
                                                                ==================== ====================== ====================

==============================================================================

See accompanying notes to condensed consolidated financial statements.

                               MICHAEL FOODS, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF M-FOODS HOLDINGS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
                                   (Unaudited)

NOTE A - MERGER AGREEMENT

On April 10, 2001, Michael Foods, Inc. and its subsidiaries ("Michael Foods", "Company", "we", "us", "our") was acquired in a transaction (the "Merger") led by an investor group comprised of a management group led by Michael Foods' Chairman, President and Chief Executive Officer, Gregg Ostrander, affiliates of Jeffrey Michael, a member of the Michael Foods Board of Directors, and affiliates of two private equity investment firms, Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated, (collectively, "M-Foods Investors, LLC"). Under the terms of the Merger agreement, all outstanding shares of Michael Foods common stock were converted into the right to receive $30.10 per share in cash, or value equal thereto, and all outstanding stock options were converted into the right to receive, in cash, $30.10 per share reduced by the exercise price per share for all shares subject to such stock options. The purchase of the outstanding shares was financed through new equity financing of approximately $175,000,000, a senior secured credit facility of up to $470,000,000 at market-based variable interest rates (effective rate of 7.5% at April 10, 2001), and $200,000,000 of senior subordinated notes at an 11.75% annual interest rate. As a result of the Merger, the stock of pre-merger Michael Foods ("Predecessor") is no longer publicly traded and, therefore, earnings per share calculations are no longer included for financial statement presentation.

Immediately after the close of the Merger, the Company contributed the assets of its Dairy division into two limited liability corporations, M-Foods Dairy, LLC and M-Foods Dairy TXCT, LLC (collectively, the "Dairy LLCs") and in exchange received voting preferred and voting common units from these entities equal to the fair value of the net assets contributed, which collectively were approximately $40,000,000. The preferred units issued to the Company have an annual 10% preferred return guarantee and represent 100% of the preferred units issued and outstanding. In addition, the Company received 5% of the common units issued by the Dairy LLCs, with the common units held by the Company representing 100% of the voting common units issued and outstanding. These common units have a stated value of $25,000. The remaining 95% of the common units, which are non-voting, are owned by M-Foods Dairy Holdings, LLC, which is owned by the same owners or affiliates of such owners, in the same proportion, as the unit holders of M-Foods Investors, LLC. The common unit interests owned by M-Foods Dairy Holdings, LLC were issued in exchange for $475,000 and are reflected as minority interest in the accompanying consolidated balance sheet as of June 30, 2001.

The Merger was accounted for as a purchase in accordance with Accounting Principles Board Opinion 16, Business Combinations and EITF 88-16, Basis in Leveraged Buyout Transactions. Accordingly, the acquired assets and liabilities have been recorded at fair value for the interests acquired by new investors and at the carryover basis for continuing investors. As a result, the assets and liabilities were assigned new values, which are part Predecessor cost and part fair value in the same proportions as the carryover basis of the residual interests retained by the continuing management investors and continuing affiliate investors of the Michael family, and the new interests acquired by the new investors. The amount of carryover basis was reflected as a deemed dividend of $66,631,000.

For ease of presentation, the Merger was accounted for as if it had occurred on April 1, 2001. Management determined that results of operations were not significant and no material transactions occurred during the period from April 1 through April 9, 2001. The Company's consolidated financial statements have been presented on a comparative basis with the Predecessor's historical consolidated financial statements prior to the date of Merger. Different bases of accounting have been used to prepare the Company and Predecessor consolidated financial statements. The primary differences relate to additional interest expense for new debt and depreciation and amortization of fixed assets and other intangible assets recorded at fair value at the date of Merger.

For accounting purposes the Merger is considered a leveraged buyout. The total purchase price of approximately $562,881,000 was allocated to the acquired assets and assumed liabilities based on their fair values at April 1, 2001, net of the deemed dividend. The allocation of the purchase price was as follows:

Working capital                                             $ 88,663,000
Property, plant & equipment                                  309,517,000
Other assets                                                  43,001,000
Goodwill                                                     345,819,000
Long-term debt                                               588,426,000
Other liabilities                                             52,389,000

These allocations were based primarily on a preliminary valuation by a third party appraisal firm. Accordingly, the allocations related to property, plant and equipment and intangible assets, including goodwill, could change when the final valuation report is received. However, management believes the final allocations will not vary significantly from the allocations indicated above.

In connection with the Merger, the Predecessor incurred transaction expenses of approximately $26,600,000 associated with the Merger and change-in-control provisions of various compensation, debt and other agreements, which have been reflected in the Predecessor financial statements. These transaction expenses include the extraordinary item related to the early extinguishment of debt resulting from the change-in-control. In addition, the Company incurred other merger related and debt issuance costs of approximately $40,000,000, which have been capitalized as direct costs of the Merger and deferred financing costs in the Company's consolidated balance sheet.

The following unaudited pro forma revenue and net earnings for the year ended December 31, 2000 and six months ended June 30, 2001 are derived from the application of pro forma adjustments to the Predecessor historical statements of earnings, and assumes the Merger had occurred on January 1, 2000:


                                                         Six months                Year
                                                           ended                   ended
                                                          June 30,              December 31,
                                                            2001                    2000
                                                 ---------------------------------------------
Revenue                                                 $570,736,000           $1,080,601,000
Net earnings before extraordinary item                     3,899,000               11,977,000


NOTE B - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

Michael Foods utilizes, and the Predecessor utilized, a fiscal year consisting of either 52 or 53 weeks, ending on the Saturday nearest to December 31 each year. The quarters ended June 30, 2001 and 2000 each included thirteen weeks of operations. For clarity of presentation, the Company and Predecessor have described both periods presented as if the quarters ended on June 30.

The accompanying Predecessor Balance Sheet as of December 31, 2000, the Predecessor Statements of Earnings for the three and six months ended June 30, 2000 and the three months ended March 31, 2001, and the Predecessor Statements of Cash Flows for the six months ended June 30, 2000 and the three months ended March 31, 2001 have been prepared from the historical books and records of the Predecessor. The accompanying unaudited financial statements and footnote information for the three and six month periods ended June 30, 2000 have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") using the historical cost basis of assets and liabilities of the Predecessor. The accompanying unaudited financial statements and footnote information of the Company as of and for the three month period ended June 30, 2001 have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the SEC using the new basis of assets and liabilities of the Company. In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations for the periods indicated. The historical financial results of the Company and Predecessor are not necessarily indicative of their results for a full year.

USE OF ESTIMATES
Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

NEWLY ADOPTED ACCOUNTING STANDARDS
Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This standard establishes accounting and reporting standards for derivative financial instruments and hedge activities. Certain of our operating segments, most notably our Egg Products Division, hold derivative instruments, such as exchange traded corn and soybean meal grain futures that we believe provide an economic hedge of future transactions and are designated as cash flow hedges. As the commodities being hedged are grain ingredients fed to the Company's flocks, the changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of these feed components. The amount of hedge ineffectiveness was immaterial for the three months ended March 31, 2001 and the three months ended June 30, 2001.

The Company actively monitors its exposure to commodity price risks and uses derivative commodity instruments to manage the impact of certain of these risks. We use derivatives only for the purpose of managing risks associated with underlying exposures, primarily exchange-traded futures contracts to manage its exposure to changes in corn and soybean meal prices. Our commodity contracts are cash flow hedges of firm purchase commitments and anticipated production requirements, as they reduce our exposure to changes in the cash price of grain and generally extend for less than one year.

The Company does not trade or use instruments with the objective of earning financial gains on the commodity price, nor does it use instruments where there are not underlying exposures. Gains and losses on futures contracts are deferred as a component of Accumulated Other Comprehensive Loss ("AOCL") in the Company's equity section of the balance sheet and recognized as an adjustment to the cost of the related inventory item, and subsequently recognized in cost of sales when the associated products are sold. The cost or benefit of contracts closed prior to the execution of the underlying purchase is deferred until the anticipated grain purchase occurs. As a result of the volatility of the grain markets, deferred gains and losses in AOCL may fluctuate until the related contract is closed.

Initially, upon adoption of the new derivative accounting standard, and prospectively as required by the standard on the date new derivatives are entered into, we formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. If it is determined that a derivative ceases to be a highly effective hedge or the forecasted transaction being hedged will no longer occur, we will discontinue hedge accounting, and any gains or losses on the derivative instrument would be recognized in earnings during the period it no longer qualifies as a hedge. No such instances occurred in the three months ended March 31, 2001 and the three months ended June 30, 2001.

NOTE C - INVENTORIES

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful life of generally one to two years, assuming no salvage value.


Inventories consisted of the following:                    COMPANY              PREDECESSOR
                                                           June 30,             December 31,
                                                             2001                   2000
                                                     --------------------- ---------------------
Raw materials and supplies                                $15,693,000           $15,107,000
Work in process and finished goods                         40,812,000            41,366,000
Flocks                                                     23,486,000            19,261,000
                                                     --------------------- ---------------------
                                                          $79,991,000           $75,734,000
                                                     ===================== =====================


NOTE D - GOODWILL

The Predecessor's acquisitions have been accounted for as purchases and the excess of the total acquisition costs over the fair value of the net assets acquired were recorded as goodwill. Goodwill is amortized on a straight-line basis over 40 years. Predecessor accumulated amortization was $23,549,000 at December 31, 2000, while the Company had accumulated amortization of $2,191,000 at June 30, 2001. At April 1, 2001, goodwill was recorded for the excess of the purchase price of the Merger over the fair value of net assets acquired. The Company amortizes its goodwill over a 40 year period. Goodwill has been assigned to each of the operating subsidiaries down to the reporting unit level. The Company evaluates its goodwill annually to determine potential impairment by comparing its carrying value to the undiscounted future cash flows of the related assets.

In July 2001, the FASB issued two statements: Statement 141 BUSINESS COMBINATIONS and Statement 142 GOODWILL AND INTANGIBLE ASSETS. These pronouncements, among other things, eliminated the pooling-of-interests method of accounting for business combinations, requires intangible assets acquired in business combinations be recorded separately from goodwill if certain requirements are met, and eliminates the amortization of goodwill for financial reporting purposes effective for the Company beginning in January 2002. However, thereafter goodwill will be tested for impairment annually or whenever an impairment indicator arises. The amount of goodwill amortization expense for the three months ended June 30, 2001 was $2,191,000. Goodwill amortization for the nine months ending December 31, 2001 is expected to be approximately $6,600,000.

NOTE E - COMMITMENTS AND CONTINGENCIES

LICENSE AGREEMENT
We have an exclusive license agreement for a patented process for the production and sale of extended shelf-life liquid egg products. Under the license agreement, we have the right to defend and prosecute infringement of the patents. We may apply 50% of our costs of defending the patents to future royalty payments under the license agreements.

The U.S. Federal Court of Appeals has upheld the validity of the patents which are the subject of the license agreement. Subsequently, a patent examiner at the U.S. Patent and Trademark Office rejected the patents. We and the patent holder appealed the decision of the examiner and the validity of the patents was upheld. In September 2000, the U.S. Patent and Trademark Office allowed product claims beyond the process claims previously allowed under the patents for the extended shelf-life egg product. The patents remain valid and in full force and effect. These patents are scheduled to expire beginning in 2006.

In 2000, we settled litigation with one party related to the infringement of these patents and issued a sub-license to the infringing party granting them the right to manufacture and distribute extended shelf-life liquid whole egg products subject to a royalty payable to us and the patent holder on all future product sold. In connection with this settlement the patent holder received a lump sum payment for the past production and sale of the product and other matters related to the infringement. We continue to pursue litigation related to other parties who are infringing these product and process patents.

LITIGATION
We are engaged in routine litigation incidental to our business. Our management believes the ultimate outcome of this litigation will not have a material adverse effect upon our consolidated financial position, liquidity or results of operations.

NOTE F - COMPREHENSIVE INCOME (LOSS)

The components and changes in accumulated other comprehensive loss, net of taxes, during the six months ended June 30, 2001 were as follows:



COMPANY                                                   Cash                Foreign
                                                          Flow                Currency             Total
                                                         Hedges              Translation            AOCL
                                                ------------------ ---------------------- --------------------
Balance at April 1, 2001                                $       -             $      -            $       -
Predecessor carry-over basis                             (506,000)             (71,000)            (577,000)
Foreign currency translation adjustment                         -              (27,000)             (27,000)
Net unrealized change on cash flow hedges                 283,000                    -              283,000
Less reclassification adjustments                          92,000                    -               92,000
                                                         --------              -------             --------
Balance at June 30, 2001                                $(131,000)            $(98,000)           $(229,000)
                                                         ========              =======             ========


PREDECESSOR
                                                             Cash Flow          Foreign Currency           Total
                                                               Hedges             Translation               AOCL
                                                         ------------------- ----------------------- -------------------
Balance at January 1, 2001                                     $         -           $(1,317,000)          $(1,317,000)
Foreign currency translation adjustment                                  -               (47,000)              (47,000)
Translation loss realized on termination
  of joint venture                                                       -             1,135,000             1,135,000
Transition adjustment                                              775,000                     -               775,000
Net unrealized change on cash flow hedges                       (2,651,000)                    -            (2,651,000)
Less reclassification adjustments                                  244,000                     -               244,000
                                                         ------------------- ----------------------- -------------------
Balance at March 31, 2001                                      $(1,632,000)          $  (229,000)          $(1,861,000)
                                                         =================== ======================= ===================


Comprehensive income (loss), net of taxes, for the three month periods ended March 31 and June 30, 2001 is as follows:



COMPANY
Net income for the three months ended June 30, 2001                                                 $ 1,669,000
Net gains (losses) arising during the period from cash
   Flow hedges:
   Net unrealized derivative gains during period                                 283,000
   Reclassification adjustment                                                    92,000
   Foreign currency translation adjustment                                       (27,000)
                                                                       --------------------
      Other comprehensive income                                                                        348,000
                                                                                            ---------------------
Comprehensive income for the three months ended
    June 30, 2001                                                                                   $ 2,017,000
                                                                                            =====================

PREDECESSOR
Net loss for the three months ended March 31, 2001                                                  $(5,653,000)
Net gains (losses) arising during the period
      from cash flow hedges:
    Net derivative transition gain                                                 775,000
    Net unrealized derivative losses during period                              (2,651,000)
    Reclassification adjustment                                                    244,000
    Foreign currency translation adjustment                                        (47,000)
    Foreign currency loss realized                                               1,135,000
                                                                       --------------------
      Other comprehensive loss                                                                         (544,000)
                                                                                            ---------------------
Comprehensive loss for the three months ended
   March 31, 2001                                                                                   $(6,197,000)
                                                                                            =====================


NOTE G - BUSINESS SEGMENTS

We operate in four reportable segments - Egg Products, Refrigerated Distribution, Dairy Products and Potato Products. The Merger, as more fully described in Note A, did not have an impact on our segment classification or the interaction between the segments. Certain financial information on our operating segments, and the Predecessor's, is as follows (unaudited, in thousands):


                                                                          Company
                                       ------------------------------------------------------------------------------
                                           Egg      Refrigerated     Dairy       Potato
                                         Products   Distribution    Products    Products    Corporate      Total
                                       ------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 2001:
External net sales                         $162,582      $ 64,431     $51,821      $16,275        N/A      $295,109
Intersegment sales                            2,862             1           -          845        N/A         3,708
Operating profit (loss)                      15,530         2,235       1,999        1,559     (1,363)       19,960
Depreciation and amortization                12,380           642       1,010        1,561         10        15,603
Total assets                                632,609        83,729      55,415       81,351     33,286       886,390

                                                                        Predecessor
                                       ------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 2000:
External net sales                         $156,835      $ 55,189     $39,903      $14,689        N/A      $266,616
Intersegment sales                            2,942            40           -          613        N/A         3,595
Operating profit (loss)                      18,971         3,828       1,128        1,685     (1,683)       23,929
Depreciation and amortization                 8,808           333       1,165        1,348         31        11,685

SIX MONTHS ENDED JUNE 30, 2000:
External net sales                         $310,388      $111,437     $67,932      $28,785        N/A      $518,542
Intersegment sales                            5,827            58         485        1,168        N/A         7,538
Operating profit (loss)                      34,092         8,133         942        2,986     (3,325)       42,828
Depreciation and amortization                17,864           677       2,330        2,703         62        23,636

THREE MONTHS ENDED MARCH 31, 2001:
External net sales                         $163,529      $ 61,185     $35,328      $15,585        N/A      $275,627
Intersegment sales                            4,246             -           -        1,003        N/A         5,249
Operating profit (loss)                      12,915         3,639       3,958        1,688    (12,706)        9,494
Depreciation and amortization                 9,610           316       1,271        1,278         34        12,509


NOTE H - SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The Company's revolving credit facility, A and B term loans and senior subordinated notes have been guaranteed, on a joint and several basis, by the Company and its domestic subsidiaries. The revolving credit facility and A and B term loans are also guaranteed by the Company's parent, M-Foods Holdings, Inc.

The following condensed consolidating financial information presents the Company's consolidated balance sheet as of June 30, 2001 and the Statements of Earnings and Cash Flows for the three months then ended; and the Predecessor's consolidated balance sheet as of December 31, 2000 and the consolidated statements of earnings and cash flows for the three months March 31, 2001 and the six months ended June 30, 2000. These financial statements reflect Michael Foods, Inc. (the parent), the wholly owned guarantor subsidiaries (on a combined basis), the non-wholly owned guarantor subsidiaries, and elimination entries necessary to combine such entities on a consolidated basis. Included elsewhere in this Form 10-Q are the unaudited financial statements of the non-wholly owned guarantor subsidiaries.

                                     COMPANY
                  UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
                                  JUNE 30, 2001
                                 (in thousands)


                                                                             NON-WHOLLY OWNED
                                                                          GUARANTOR SUBSIDIARIES
                                                                         --------------------------
                                                              WHOLLY
                                                               OWNED        M-FOODS      M-FOODS
                                                             GUARANTOR      DAIRY,        DAIRY
                                                PARENT     SUBSIDIARIES       LLC       TXCT, LLC   ELIMINATIONS   CONSOLIDATED
                                              ----------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and equivalents                           $ 12,472       $(1,043)      $  (521)    $  (640)     $       -      $ 10,268
   Accounts receivable, less allowances                426        87,556         7,084       9,452         (1,239)      103,279
   Inventories                                           -        72,105         4,067       3,819               -       79,991
    Notes receivable - related party                     -           386         5,252           -         (5,638)            -
   Prepaid expenses and other                          429         3,530           102          52               -        4,113
                                              ----------------------------------------------------------------------------------
        Total current assets                        13,327       162,534        15,984      12,683         (6,877)      197,651
Property, Plant and Equipment - net                     97       275,775        15,884      10,833               -      302,589
Other assets:
   Goodwill, net                                         -       339,693         3,934           -               -      343,627
   Preferred return receivable for subs                  -         2,152             -           -         (2,152)            -
   Joint ventures and other assets                  20,995        20,073             -       1,455               -       42,523
   Investment in subsidiaries                      706,655             -             -           -       (706,655)            -
                                              ----------------------------------------------------------------------------------
                                                   727,650       361,918         3,934       1,455       (708,807)      386,150
                                              ----------------------------------------------------------------------------------
                                                  $741,074      $800,227       $35,802     $24,971      $(715,684)     $886,390
                                              ==================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt           $ 14,700      $    415       $     -     $ 2,400      $       -      $ 17,515
   Accounts payable                                    235        42,794         2,729       5,065         (1,133)       49,690
   Notes payable - related party                         -         5,252             -         386         (5,638)            -
   Accrued liabilities                              21,783        35,689         1,647       1,028           (106)       60,041
                                              ----------------------------------------------------------------------------------
        Total current liabilities                   36,718        84,150         4,376       8,879         (6,877)      127,246
Long-term debt, less current maturities            555,300           506             -       2,400               -      558,206
Deferred income taxes                                  380        51,882             -           -               -       52,262
Preferred shareholder return payable                     -             -         1,902         250         (2,152)            -
Minority interest                                      475             -             -           -               -          475
                                              ----------------------------------------------------------------------------------
        Total liabilities                          592,873       136,538         6,278      11,529         (9,029)      738,189
Shareholders' Equity                               148,201       663,689        29,524      13,442       (706,655)      148,201
                                              ----------------------------------------------------------------------------------
                                                  $741,074      $800,227       $35,802     $24,971      $(715,684)     $886,390
                                              ==================================================================================


                                   PREDECESSOR
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2000
                                 (in thousands)


                                                                              NON-WHOLLY OWNED
                                                                           GUARANTOR SUBSIDIARIES
                                                                           ------------------------
                                                                WHOLLY
                                                                OWNED        M-FOODS     M-FOODS
                                                              GUARANTOR      DAIRY,       DAIRY
                                                PARENT       SUBSIDIARIES      LLC      TXCT, LLC   ELIMINATIONS   CONSOLIDATED
                                            ------------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and equivalents                            $  8,787       $ (4,366)    $     -     $     -      $        -     $  4,421
   Accounts receivable, less allowances                 420        102,968       6,326       5,684         (2,631)      112,767
   Inventories                                            -         71,077       2,262       2,395               -       75,734
   Prepaid expenses and other                           238          4,414          94          57               -        4,803
                                            ------------------------------------------------------------------------------------
        Total current assets                          9,445        174,093       8,682       8,136         (2,631)      197,725
Property, Plant and Equipment - net                     103        255,485      11,800      14,429               -      281,817
Other assets:
   Goodwill, net                                          -        112,468       1,787           -               -      114,255
   Joint ventures and other assets                    1,343          9,090           7       8,667               -       19,107
   Investment in subsidiaries                       459,773              -           -           -       (459,773)            -
                                            ------------------------------------------------------------------------------------
                                                    461,116        121,558       1,794       8,667       (459,773)      133,362
                                            ------------------------------------------------------------------------------------
                                                   $470,664       $551,136     $22,276     $31,232      $(462,404)     $612,904
                                            ====================================================================================



LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt            $      -       $    465     $     -     $ 2,400      $       -      $  2,865
   Accounts payable                                     111         51,636       1,962       3,134         (2,631)       54,212
   Accrued liabilities                               21,077         38,799       1,381         763               -       62,020
                                            ------------------------------------------------------------------------------------
        Total current liabilities                    21,188         90,900       3,343       6,297         (2,631)      119,097
Long-term debt, less current maturities             190,500            644           -       4,800               -      195,944
Deferred income taxes                                   243         38,133         690          64               -       39,130
                                            ------------------------------------------------------------------------------------
        Total liabilities                           211,931        129,677       4,033      11,161         (2,631)      354,171
Shareholders' Equity                                258,733        421,459      18,243      20,071       (459,773)      258,733
                                            ------------------------------------------------------------------------------------

                                                   $470,664       $551,136     $22,276     $31,232      $(462,404)     $612,904
                                            ====================================================================================


                                     COMPANY
                UNAUDITED CONDENSED CONSOLIDATING EARNINGS STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2001
                                 (in thousands)


                                                                                    NON-WHOLLY OWNED
                                                                                 GUARANTOR SUBSIDIARIES
                                                                                -------------------------
                                                                      WHOLLY
                                                                      OWNED       M-FOODS      M-FOODS
                                                                    GUARANTOR      DAIRY,       DAIRY
                                                         PARENT    SUBSIDIARIES     LLC       TXCT, LLC  ELIMINATIONS  CONSOLIDATED
                                                       -----------------------------------------------------------------------------
Net sales                                                $      -      $246,996      $22,942     $28,879      $(3,708)    $295,109
Cost of sales                                                   -       200,876       20,128      27,559       (3,708)     244,855
                                                       -----------------------------------------------------------------------------
   Gross profit                                                 -        46,120        2,814       1,320            -       50,254
Selling, general and administrative expenses                1,363        27,852          965       1,405       (1,291)      30,294
                                                       -----------------------------------------------------------------------------
   Operating profit (loss)                                 (1,363)       18,268        1,849         (85)       1,291       19,960
Interest expense, net                                      16,247           100         (53)         (53)           -       16,241
Other income                                                1,291             -            -           -       (1,291)           -
                                                       -----------------------------------------------------------------------------
   Earnings (loss) before equity in earnings
     of subsidiaries and income taxes                     (16,319)       18,168        1,902         (32)           -        3,719
Equity in earnings of subsidiary                            9,013         1,870       (1,902)         32       (9,013)           -
                                                       -----------------------------------------------------------------------------
    Earnings (loss) before income taxes                    (7,306)       20,038            -           -       (9,013)       3,719
Income tax expense (benefit)                               (8,975)       11,025            -           -            -        2,050
                                                       -----------------------------------------------------------------------------
   NET EARNINGS (LOSS)                                      1,669         9,013            -           -       (9,013)       1,669
Other comprehensive income (loss):
  Change in foreign currency translation                        -           (27)           -           -            -          (27)
  Change in cash flow hedges                                    -           375            -           -            -          375
                                                       -----------------------------------------------------------------------------
Comprehensive income (loss)                              $  1,669      $  9,361      $     -     $     -      $(9,013)     $  2,017
                                                       =============================================================================


                                   PREDECESSOR
              UNAUDITED CONDENSED CONSOLIDATING EARNINGS STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2000
                                 (in thousands)


                                                                                 NON-WHOLLY OWNED
                                                                              GUARANTOR SUBSIDIARIES
                                                                              ------------------------
                                                                   WHOLLY
                                                                    OWNED       M-FOODS     M-FOODS
                                                                  GUARANTOR     DAIRY,       DAIRY
                                                      PARENT    SUBSIDIARIES      LLC      TXCT, LLC  ELIMINATIONS  CONSOLIDATED
                                                    -----------------------------------------------------------------------------
Net sales                                              $     -      $230,309     $18,502     $21,400     $ (3,595)    $266,616
Cost of sales                                                -       184,517      15,933      20,126       (3,595)     216,981
                                                    -----------------------------------------------------------------------------
   Gross profit                                              -        45,792       2,569       1,274            -       49,635
Selling, general and administrative expenses             1,682        22,412       1,113       1,848       (1,349)      25,706
                                                    -----------------------------------------------------------------------------
   Operating profit (loss)                              (1,682)       23,380       1,456        (574)       1,349       23,929
Interest expense, net                                    3,309            (5)          -           -            -        3,304
Other income                                             1,349             -           -           -       (1,349)           -
                                                    -----------------------------------------------------------------------------
   Earnings (loss) before equity in earnings
     of subsidiaries and income taxes                   (3,642)       23,385       1,456        (574)           -       20,625
Equity in earnings of subsidiaries                      14,300             -           -           -      (14,300)           -
                                                    -----------------------------------------------------------------------------
   Earnings (loss) before income taxes                  10,658        23,385       1,456        (574)     (14,300)      20,625
Income tax expense (benefit)                            (1,617)        9,609         590        (232)           -        8,350
                                                    -----------------------------------------------------------------------------
   NET EARNINGS (LOSS)                                  12,275        13,776         866        (342)     (14,300)      12,275
Foreign currency translation adjustment loss                 -           (29)          -           -            -          (29)
                                                    -----------------------------------------------------------------------------
Comprehensive income (loss)                            $12,275      $ 13,747     $   866     $  (342)    $(14,300)    $ 12,246
                                                    =============================================================================


                                   PREDECESSOR
                   CONDENSED CONSOLIDATING EARNINGS STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001
                                 (in thousands)


                                                                                  NON-WHOLLY OWNED
                                                                               GUARANTOR SUBSIDIARIES
                                                                              -------------------------
                                                                    WHOLLY
                                                                    OWNED       M-FOODS      M-FOODS
                                                                  GUARANTOR      DAIRY,       DAIRY
                                                       PARENT    SUBSIDIARIES     LLC       TXCT, LLC  ELIMINATIONS  CONSOLIDATED
                                                    ------------------------------------------------------------------------------
Net sales                                               $      -     $245,548      $17,684    $ 17,644     $ (5,249)     $275,627
Cost of sales                                                  -      200,854       14,994      17,108       (5,249)      227,707
                                                    ------------------------------------------------------------------------------
   Gross profit                                                -       44,694        2,690         536            -        47,920
Selling, general and administrative expenses               1,656       27,720        1,027       1,712       (1,522)       30,593
Recall insurance settlement                                    -            -       (3,217)           -           -        (3,217)
Transaction costs                                         11,050            -            -           -            -        11,050
                                                    ------------------------------------------------------------------------------
   Operating profit (loss)                               (12,706)      16,974        4,880     (1,176)        1,522         9,494
Interest expense, net                                      3,308          (14)          (1)           -           -         3,293
Other income                                               1,522            -            -           -       (1,522)            -
                                                    ------------------------------------------------------------------------------
   Earnings (loss) before equity in earnings
     of subsidiaries, income taxes, and
     extraordinary item                                  (14,492)      16,988        4,881     (1,176)            -         6,201

Equity in earnings of subsidiaries                        12,573            -            -          -       (12,573)            -
                                                    ------------------------------------------------------------------------------
   Earnings (loss) before income taxes and
     extraordinary item                                   (1,919)      16,988        4,881     (1,176)      (12,573)        6,201
Income tax expense (benefit)                              (5,690)       6,649        1,918       (447)            -         2,430
                                                    ------------------------------------------------------------------------------
   Earnings (loss) before extraordinary item               3,771       10,339        2,963       (729)      (12,573)        3,771
Extraordinary item - early extinguishment of debt,
   net of taxes                                           (9,424)           -            -           -            -        (9,424)
                                                    ------------------------------------------------------------------------------
   NET EARNINGS (LOSS)                                    (5,653)      10,339        2,963       (729)      (12,573)       (5,653)
Other comprehensive income (loss):
  Change in foreign currency translation                       -        1,088            -           -            -         1,088
  Change in cash flow hedges                                   -       (1,632)           -           -            -        (1,632)
                                                    ------------------------------------------------------------------------------
Comprehensive income (loss)                             $ (5,653)    $  9,795       $2,963     $ (729)     $(12,573)     $ (6,197)
                                                       =========     ========       ======     =======     ========      ========

                                   PREDECESSOR
              UNAUDITED CONDENSED CONSOLIDATING EARNINGS STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2000
                                 (in thousands)


                                                                               NON-WHOLLY OWNED
                                                                            GUARANTOR SUBSIDIARIES
                                                                            ------------------------
                                                                 WHOLLY
                                                                  OWNED       M-FOODS     M-FOODS
                                                                GUARANTOR     DAIRY,       DAIRY
                                                    PARENT    SUBSIDIARIES      LLC      TXCT, LLC  ELIMINATIONS  CONSOLIDATED
                                                  -----------------------------------------------------------------------------
Net sales                                            $      -      $457,664     $33,409    $35,007      $(7,538)    $518,542
Cost of sales                                               -       367,382      29,376     32,832       (7,538)     422,052
                                                  -----------------------------------------------------------------------------
   Gross profit                                             -        90,282       4,033      2,175            -       96,490
Selling, general and administrative expenses            3,324        47,454       1,968      3,799       (2,883)      53,662
                                                  -----------------------------------------------------------------------------
   Operating profit (loss)                             (3,324)       42,828       2,065     (1,624)       2,883       42,828
Interest expense, net                                   6,276           (23)          1          -            -        6,254
Other income                                            2,883             -           -          -       (2,883)           -
                                                  -----------------------------------------------------------------------------
   Earnings (loss) before equity in
     earnings of subsidiaries and income taxes         (6,717)       42,851       2,064     (1,624)           -       36,574
Equity in earnings of subsidiaries                     25,761             -           -          -      (25,761)           -
                                                  -----------------------------------------------------------------------------
   Earnings (loss) before income taxes                 19,044        42,851       2,064     (1,624)     (25,761)      36,574
Income tax expense (benefit)                           (2,720)       17,352         836       (658)           -       14,810
                                                  -----------------------------------------------------------------------------
   NET EARNINGS (LOSS)                                 21,764        25,499       1,228       (966)     (25,761)      21,764
Foreign currency translation adjustment loss                -          (278)          -          -            -         (278)
                                                  -----------------------------------------------------------------------------
Comprehensive income (loss)                          $ 21,764     $ 25,221     $ 1,228    $  (966)     $(25,761)    $ 21,486
                                                  =============================================================================


                                     COMPANY
             UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED JUNE 30, 2001
                                 (in thousands)

                                                                                        NON-WHOLLY OWNED
                                                                                     GUARANTOR SUBSIDIARIES
                                                                                    -------------------------
                                                                          WHOLLY
                                                                           OWNED      M-FOODS      M-FOODS
                                                                         GUARANTOR     DAIRY,       DAIRY
                                                              PARENT    SUBSIDIARIES    LLC       TXCT, LLC  CONSOLIDATED
                                                            -------------------------------------------------------------
Net cash provided by (used in) operating activities         $  11,625    $ 22,884      $ 1,136     $ 3,692   $  39,337
Cash flows from investing activities:
   Capital expenditures                                            (9)     (3,855)      (1,143)     (1,292)     (6,299)
   Business acquisition                                      (626,925)          -            -           -    (626,925)
   Investments in joint ventures and other assets                (244)       (242)           -           -        (486)
                                                            -------------------------------------------------------------

Net cash provided by (used in) investing activities          (627,178)     (4,097)      (1,143)     (1,292)   (633,710)

Cash flows from financing activities:
   Payments on notes payable                                  (46,450)          -            -           -     (46,450)
   Proceeds on notes payable                                   29,500           -            -           -      29,500
   Payments on long-term debt                                (125,000)        (79)           -      (2,400)   (127,479)
   Proceeds from long-term debt                               570,000           -            -           -     570,000
   Proceeds from issuance of stock                            174,800           -            -           -     174,800
   Investment in subsidiaries                                  20,848     (20,848)           -           -           -
                                                            -------------------------------------------------------------

Net cash provided by (used in) financing
activities                                                    623,698     (20,927)           -      (2,400)    600,371
                                                            -------------------------------------------------------------
Net increase (decrease) in cash and equivalents                 8,145      (2,140)          (7)          -       5,998
Cash and equivalents at beginning of period                     4,327         (64)           7           -       4,270
                                                            -------------------------------------------------------------

Cash and equivalents at end of period                        $ 12,472    $ (2,204)     $     -     $     -    $ 10,268
                                                            =============================================================


                                   PREDECESSOR
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2001
                                   (in thousands)


                                                                                        NON-WHOLLY OWNED
                                                                                     GUARANTOR SUBSIDIARIES
                                                                                    -------------------------
                                                                          WHOLLY
                                                                           OWNED      M-FOODS      M-FOODS
                                                                         GUARANTOR     DAIRY,       DAIRY
                                                              PARENT    SUBSIDIARIES    LLC       TXCT, LLC  CONSOLIDATED
                                                            -------------------------------------------------------------
Net cash provided by (used in) operating activities           $  12,000    $  4,487     $(2,440)   $   (31)  $ 14,016
Cash flows from investing activities:
   Capital expenditures                                               -     (4,923)      (3,664)    (2,250)   (10,837)
   Investments in joint ventures and other assets                   434      3,454            -          -      3,888
                                                            -------------------------------------------------------------
Net cash provided by (used in) investing activities                 434     (1,469)      (3,664)    (2,250)    (6,949)
Cash flows from financing activities:
   Payments on notes payable                                    (52,000)         -            -          -    (52,000)
   Proceeds on notes payable                                     45,500          -            -          -     45,500
   Payments on long-term debt                                         -       (109)           -          -       (109)
   Proceeds from issuance of stock                                  546          -            -          -        546
   Extension of stock options                                       310          -            -          -        310
   Dividends                                                     (1,465)         -            -          -     (1,465)
   Investment in subsidiaries                                    (9,785)     1,393        6,111      2,281          -
                                                            -------------------------------------------------------------
Net cash provided by (used in) financing activities             (16,894)     1,284        6,111      2,281     (7,218)
                                                            -------------------------------------------------------------
Net increase (decrease) in cash and equivalents                  (4,460)     4,302            7          -       (151)
Cash and equivalents at beginning of period                       8,787     (4,366)           -          -      4,421
                                                            -------------------------------------------------------------
Cash and equivalents at end of period                         $   4,327    $   (64)      $    7    $     -   $  4,270
                                                            =============================================================


                                   PREDECESSOR
           UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2000
                                 (in thousands)


                                                                                    NON-WHOLLY OWNED
                                                                                 GUARANTOR SUBSIDIARIES
                                                                                --------------------------
                                                                     WHOLLY                    M-FOODS
                                                                      OWNED       M-FOODS       DAIRY
                                                                    GUARANTOR      DAIRY,     TXCT, LLC
                                                        PARENT    SUBSIDIARIES      LLC                   CONSOLIDATED
                                                     ------------------------------------------------------------------
Net cash provided by (used in) operating activities    $  24,011     $  2,409      $ 2,879     $(1,807)     $ 27,492
Cash flows from investing activities:
   Capital expenditures                                        -      (13,623)        (479)     (1,080)      (15,182)
   Investments in joint ventures and other assets            119          164            -           -           283
                                                     ------------------------------------------------------------------
Net cash provided by (used in) investing activities          119      (13,459)        (479)     (1,080)      (14,899)
Cash flows from financing activities:
   Payments on notes payable                             (75,800)           -            -           -       (75,800)
    Proceeds from notes payable                          111,100            -            -           -       111,100
    Payments on long-term debt                                 -         (262)         (17)     (2,400)       (2,679)
   Proceeds from issuance of stock                           307            -            -           -           307
   Repurchase of common stock                            (46,125)           -            -           -       (46,125)
   Dividends                                              (3,000)           -            -           -        (3,000)
   Investment in subsidiaries                            (11,426)       8,522       (2,383)      5,287             -
                                                     ------------------------------------------------------------------
   Net cash provided by (used in) financing
      activities                                         (24,944)       8,260       (2,400)      2,887       (16,197)
                                                     ------------------------------------------------------------------
Net increase (decrease) in cash and equivalents             (814)     (2,790)            -           -        (3,604)
Cash and equivalents at beginning of period                6,677      (1,716)            -           -         4,961
                                                     ------------------------------------------------------------------

Cash and equivalents at end of period                  $   5,863    $ (4,506)      $     -     $     -      $  1,357
                                                     ==================================================================

                               M-FOODS DAIRY, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                          INDEX TO FINANCIAL STATEMENTS


                                                                  Page
Balance Sheets                                                     24
Statements of Earnings                                             25
Statements of Cash Flows                                           26
Notes to Financial Statements                                      27


                               M-FOODS DAIRY, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                                 BALANCE SHEETS
                            (unaudited, in thousands)

==============================================================================

                                                                          COMPANY                PREDECESSOR
                                                                     ----------------   ----------------------------
                                                                           JUNE 30,               DECEMBER 31,
                                                                             2001                      2000
                                                                     ----------------   ----------------------------
ASSETS
CURRENT ASSETS
   Accounts receivable, less allowances                                      $ 7,084                  $ 6,326
   Note receivable - related party                                             5,252                        -
   Inventories                                                                 4,067                    2,262
   Prepaid expenses and other                                                    102                       94
                                                                     ----------------   ----------------------
        Total current assets                                                  16,505                    8,682
PROPERTY, PLANT AND EQUIPMENT - AT COST
   Land                                                                          855                      855
   Buildings and improvements                                                  3,985                    7,828
   Machinery and equipment                                                    11,439                   13,721
                                                                     ----------------   ----------------------
                                                                              16,279                   22,404
   Less accumulated depreciation                                                 395                   10,604
                                                                     ----------------   ----------------------
                                                                              15,884                   11,800
OTHER ASSETS
   Goodwill, net                                                               3,934                    1,787
   Other assets                                                                    -                        7
                                                                     ----------------   ----------------------
                                                                               3,934                    1,794
                                                                     ----------------   ----------------------
                                                                             $36,323                  $22,276
                                                                     ================   ======================
LIABILITIES AND UNIT HOLDER AND OPERATING UNIT EQUITY
CURRENT LIABILITIES
   Accounts payable                                                          $ 3,250                  $ 1,962
   Accrued liabilities:
      Compensation                                                               358                      419
      Insurance                                                                   42                      208
      Customer programs                                                          942                      550
      Other                                                                      305                      204
                                                                     ----------------   ----------------------
        Total current liabilities                                              4,897                    3,343
DEFERRED INCOME TAXES                                                              -                      690
COMMITMENTS AND CONTINGENCIES                                                      -                        -
PREFERRED SHAREHOLDER RETURN PAYABLE                                           1,902                        -
UNIT HOLDER AND OPERATING UNIT EQUITY                                         29,524                   18,243
                                                                     ----------------   ----------------------
                                                                             $36,323                  $22,276
                                                                     ================   ======================


The accompanying notes are an integral part of these statements.

                               M-FOODS DAIRY, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                             STATEMENTS OF EARNINGS
                            (unaudited, in thousands)


                                                           COMPANY                                PREDECESSOR
                                                      ----------------   -----------------------------------------------------------
                                                         THREE MONTHS      THREE MONTHS       THREE MONTHS        SIX MONTHS
                                                            ENDED              ENDED              ENDED             ENDED
                                                           JUNE 30,          JUNE 30,          MARCH 31,           JUNE 30,
                                                             2001               2000              2001               2000
                                                      ----------------   -----------------------------------------------------------
Net sales                                                    $22,942           $18,502            $17,684            $33,409
Cost of sales                                                 20,128            15,933             14,994             29,376
                                                      ----------------   -----------------------------------------------------------
  Gross profit                                                 2,814             2,569              2,690              4,033
Selling, general and administrative expenses                     965             1,113              1,027              1,968
Recall insurance settlement                                        -                 -             (3,217)                 -
                                                      ----------------   -----------------------------------------------------------
  Operating profit                                             1,849             1,456              4,880              2,065
Other income (expense)                                            53                 -                  1                 (1)
                                                      ----------------   -----------------------------------------------------------
  Earnings before income taxes                                 1,902             1,456              4,881              2,064
Income tax expense                                                 -               590              1,918                836
                                                      ----------------   -----------------------------------------------------------
  NET EARNINGS                                               $ 1,902             $ 866            $ 2,963            $ 1,228
                                                      ================   ===========================================================



The accompanying notes are an integral part of these statements.

                               M-FOODS DAIRY, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                            STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

==============================================================================

                                                                  COMPANY                 PREDECESSOR
                                                              ---------------   ----------------------------------
                                                                THREE MONTHS     THREE MONTHS    SIX MONTHS
                                                                    ENDED            ENDED          ENDED
                                                                  JUNE 30,          MARCH 31,      JUNE 30,
                                                                     2001             2001           2000
                                                              ---------------   ----------------------------------
Net cash provided by (used in) operating activities                 $ 1,136          $(2,440)         $ 2,879
Cash flows from investing activities:
Capital expenditures                                                 (1,143)          (3,664)            (479)
                                                              ---------------   ----------------------------------
Net cash used in investing activities                                (1,143)          (3,664)            (479)
Cash flows from financing activities:
Net additional capital invested or (dividends paid)                       -            6,111           (2,400)
                                                              ---------------   ----------------------------------
Net cash provided by (used in) financing activities                       -            6,111           (2,400)
                                                              ---------------   ----------------------------------
Net increase (decrease) in cash and equivalents                          (7)               7                -
Cash and equivalents at beginning of period                               7                -                -
                                                              ---------------   ----------------------------------
Cash and equivalents at end of period                               $     -          $     7          $     -
                                                              ===============   ==================================



The accompanying notes are an integral part of these statements.

                               M-FOODS DAIRY, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                          NOTES TO FINANCIAL STATEMENTS

==============================================================================

NOTE A - ORGANIZATION, BUSINESS AND MERGER

ORGANIZATION
M-Foods Dairy, LLC (the "Company") is a majority owned subsidiary of Michael Foods, Inc., a wholly owned subsidiary of M-Foods Holdings, Inc. Prior to the Merger described below, Kohler Mix - MN (the "Predecessor," "Operating Unit" or the "Unit") was an operating unit of Michael Foods, Inc. The change in control of Michael Foods, Inc. and the reorganization of the operating unit into the Company are more fully described below.

BUSINESS
The Company processes and distributes soft serve ice cream mix, frozen yogurt mix, milk and specialty dairy products, many of which are ultra-high temperature pasteurized, from its facility in Minnesota.

MERGER
On April 10, 2001, Michael Foods, Inc. and its subsidiaries ("Michael Foods") was acquired in a transaction (the "Merger") led by an investor group comprised of a management group led by Michael Foods' Chairman, President and Chief Executive Officer, Gregg Ostrander, affiliates of Jeffrey Michael, a member of the Michael Foods Board of Directors, and affiliates of two private equity investment firms, Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated, (collectively, "M-Foods Investors, LLC"). Under the terms of the Merger agreement, all outstanding shares of Michael Foods common stock were converted into the right to receive $30.10 per share in cash, or value equal thereto, and all outstanding stock options were converted into the right to receive, in cash, $30.10 per share reduced by the exercise price per share for all shares subject to such stock options. The purchase of the outstanding shares was financed through new equity financing of approximately $175,000,000, a senior secured credit facility of up to $470,000,000 at market-based variable interest rates (effective rate of 7.5% at April 10, 2001), and $200,000,000 of senior subordinated notes at an 11.75% annual interest rate.

Immediately after the close of the Merger, Michael Foods contributed the assets of its Dairy division into two limited liability corporations, the Company and M-Foods Dairy TXCT, LLC (collectively, the "Dairy LLCs") and in exchange received voting preferred and voting common units from these entities equal to the fair value of the net assets contributed, which collectively were approximately $40,000,000 (the approximate fair value contributed to the Company was $30,000,000). The preferred units issued to Michael Foods have an annual 10% preferred return guarantee and represent 100% of the preferred units issued and outstanding. In addition, Michael Foods received 5% of the common units issued by each of the Dairy LLCs with the common units held by Michael Foods representing 100% of the voting common units issued and outstanding. These common units have a stated value of $25,000. The remaining 95% of the common units, which are non-voting, are owned by M-Foods Dairy Holdings, LLC, which is owned by the same owners, or affiliates of such owners, in the same proportion, as the unit holders of M-Foods Investors, LLC. The Dairy LLCs common unit interest owned by M-Foods Dairy Holdings, LLC was purchased for $475,000 as of April 1, 2001.

Following the Merger, Michael Foods, Inc. became an indirect wholly-owned subsidiary of M-Foods Investors, LLC and the Company became a majority owned subsidiary of Michael Foods, Inc.

The Merger has been accounted for as a purchase in accordance with Accounting Principles Board Opinion 16, Business Combinations and EITF 88-16, Basis in Leveraged Buyout Transactions. Accordingly, the acquired assets and liabilities have been recorded at fair value for the interests acquired by new investors and at the carryover basis for continuing investors. As a result, the assets and liabilities are assigned new values, which are part Predecessor cost and part fair value, in the same proportions as the carryover basis of the residual interests retained by the continuing management investors and continuing affiliate investors of the Michael family and the new interests acquired by the new investors. The deemed dividend related to the Michael Foods investment in the assets and liabilities of the Dairy LLCs was pushed down to these majority owned subsidiaries, as if they were wholly owned subsidiaries since Michael Foods owns all of the voting stock and the Dairy LLCs are being operated by the management of Michael Foods. The amount of the deemed dividend at Michael Foods was $66,631,000 and the portion attributable to the Company was $832,000.

For ease of presentation, the Merger has been reflected in the accompanying financial statements as if it had occurred on April 1, 2001. Management determined that no material transactions occurred during the period from April 1 through April 9, 2001. The Company's financial statements have been presented on a comparative basis with the Predecessor's historical operating unit financial statements, prior to the date of Merger. Different bases of accounting have been used to prepare the Company and Predecessor financial statements. The primary differences relate to the 10% yield on preferred units, depreciation and amortization of fixed assets and other intangible assets recorded at fair value at the date of acquisition, and income taxes which are payable by the Company's unit holders.

The fair value contributed by Michael Foods to the Company was $30,000,000. In addition, $356,250 was contributed by new investors in exchange for Class B non-voting common units. This combined amount was allocated to the acquired assets and liabilities based on their fair values at April 1, 2001, net of the deemed dividend. The fair values of long-term assets were obtained from a preliminary valuation report issued by a third party appraisal firm. The allocations were as follows:

    Working capital                                           $10,427,000
    Property, plant & equipment                                15,135,000
    Other assets, including goodwill                            3,962,000


The following unaudited pro forma revenue and net earnings for the year ended December 31, 2000 and for the six months ended June 30, 2001 are derived from the application of pro forma adjustments to the Predecessor historical statements of earnings and assumes the Merger had occurred on January 1, 2000:


                                  Six months ended                          Year ended
                                    June 30, 2001                        December 31, 2000
                        -------------------------------------- --------------------------------------
    Revenue                           $40,626,000                            $68,102,000
    Net earnings                        4,072,000                              2,693,000


NOTE B  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION The accompanying Predecessor Balance Sheet as of December 31, 2000, the Predecessor Statements of Earnings for the three and six months ended June 30, 2000 and the three months ended March 31, 2001, and the Predecessor Statements of Cash Flows for the six months ended June 30, 2000 and the three months ended March 31, 2001 have been prepared from the historical books and records of Michael Foods. The respective Statements of Earnings include an allocation of general and administrative costs incurred by Michael Foods and allocations from this Operating Unit to the other Dairy operating unit, M-Foods Dairy TXCT, LLC. The accompanying unaudited financial statements and footnote information for the three and six month periods ended June 30, 2000 have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") using the historical cost basis of assets and liabilities of the Predecessor. The accompanying unaudited financial statements and footnote information as of and for the three month period ended June 30, 2001 have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the SEC using the adjusted cost basis of assets and liabilities of the Company. In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations and cash flows for the periods indicated. The Unit's financial statements include an allocation for general and administrative costs incurred by Michael Foods. Management believes its allocations to these Operating Unit financial statements are reasonable. Additionally, Operating Unit equity includes the cumulative net advances between the Operating Unit and Michael Foods, which are considered additional capital invested from, or constructive dividends to, Michael Foods. Accordingly, the accompanying financial statements may not necessarily be indicative of the results that could have been obtained if the Operating Unit had been operated during the periods presented as a stand-alone entity. The historical results of the Company and Predecessor for the periods indicated are not necessarily indicative of their results for a full year.

The accounting policies of the Predecessor have been adopted by the Company.

USE OF ESTIMATES
Preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, related revenues and expenses and disclosure about contingent assets and liabilities at the date of the financial statements. Actual results could differ from the estimates used by management.

INVENTORIES
Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.



Inventories consist of the following:                           Company           Predecessor
                                                            -----------------  -------------------
                                                                June 30,          December 31,
                                                                  2001                2000
                                                            -----------------  -------------------
Raw materials and supplies                                        $1,231,000           $  919,000
Work in process and finished goods                                 2,836,000            1,343,000
                                                            -----------------  -------------------
                                                                  $4,067,000           $2,262,000
                                                            =================  ===================


GOODWILL
At April 1, 2001, goodwill was recorded for the excess of total acquisition costs over the fair value of net assets acquired based on the total cost of the Merger. The Company amortizes its goodwill over a 40 year period. The Company evaluates its goodwill annually to determine potential impairment by comparing the carrying value of the goodwill to the undiscounted future cash flows of the related assets.

In July 2001, the FASB issued two statements: Statement 141 BUSINESS COMBINATIONS and Statement 142 GOODWILL AND INTANGIBLE ASSETS. These pronouncements, among other things, eliminated the pooling-of-interest method of accounting for business combinations and eliminated the amortization of goodwill for financial reporting purposes. However, goodwill will then be tested for impairment annually or whenever an impairment indicator arises. The elimination of goodwill amortization becomes effective for the Company in January 2002. The amount of goodwill amortization expense for the three months ended June 30, 2001 was $28,000.

NOTE C - SETTLEMENT OF RECALL INSURANCE CLAIM

During the three months ended March 31, 2001, the Unit settled its insurance claim related to a product recall, which occurred in early 1999. The settlement reimbursed the Unit for recall related costs incurred as well as a partial reimbursement for lost business as a result of the recall.

NOTE D - INCOME TAXES

PREDECESSOR
The activity of the Operating Unit has been included in the income tax return of Michael Foods, Inc. for financial reporting purposes. The Unit has been allocated a provision for income taxes in an amount generally equivalent to the provision that would have resulted had the Unit filed a separate income tax return.

COMPANY
For income tax purposes the Company is a pass-through entity, therefore, income taxes have not been reflected on the Company's financial statements.

NOTE E - COMMITMENTS AND CONTINGENCIES

LITIGATION
The Company is engaged in routine litigation incidental to its business. Management believes the ultimate outcome of such litigation will not have a material adverse effect on the Unit's financial position, liquidity or results of operations.

                             M-FOODS DAIRY TXCT, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                          INDEX TO FINANCIAL STATEMENTS



                                                                                                              Page
Balance Sheets                                                                                                 32
Statements of Operations                                                                                       33
Statements of Cash Flows                                                                                       34
Notes to Financial Statements                                                                                  35


                             M-FOODS DAIRY TXCT, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                                 BALANCE SHEETS
                            (unaudited, in thousands)

==============================================================================


                                                                             COMPANY               PREDECESSOR
                                                                        ------------------   -----------------------
                                                                             JUNE 30,             DECEMBER 31,
                                                                               2001                    2000
                                                                        ------------------   -----------------------
ASSETS
CURRENT ASSETS
   Accounts receivable, less allowances                                            $ 9,452                  $ 5,684
   Inventories                                                                       3,819                    2,395
   Prepaid expenses and other                                                           52                       57
                                                                        ------------------   -----------------------
        Total current assets                                                        13,323                    8,136
PROPERTY, PLANT AND EQUIPMENT - AT COST
   Land                                                                                  -                        -
   Buildings and improvements                                                        2,338                    3,853
   Machinery and equipment                                                           8,925                   13,769
                                                                        ------------------   -----------------------
                                                                                    11,263                   17,622
   Less accumulated depreciation                                                       430                    3,193
                                                                        ------------------   -----------------------
                                                                                    10,833                   14,429
OTHER ASSETS
   Non-compete agreement                                                             1,455                    8,667
                                                                        ------------------   -----------------------
                                                                                     1,455                    8,667
                                                                        ------------------   -----------------------
                                                                                   $25,611                  $31,232
                                                                        ==================   =======================

LIABILITIES AND UNIT HOLDER AND OPERATING UNIT EQUITY
CURRENT LIABILITIES
   Current maturities of non-compete commitment                                    $ 2,400                  $ 2,400
    Accounts payable                                                                 5,705                    3,134
    Notes payable - related parties                                                    386                        -
   Accrued liabilities:
      Compensation                                                                     221                      187
      Insurance                                                                         37                       34
      Customer programs                                                                323                      139
      Other                                                                            447                      403
                                                                        ------------------   -----------------------
        Total current liabilities                                                    9,519                    6,297
DEFERRED INCOME TAXES                                                                    -                       64
NON-COMPETE COMMITMENT, less current maturities                                      2,400                    4,800
COMMITMENTS AND CONTINGENCIES                                                            -                        -
PREFERRED SHAREHOLDER RETURN PAYABLE                                                   250                        -
UNIT HOLDER AND OPERATING UNIT EQUITY                                               13,442                   20,071
                                                                        ------------------   -----------------------
                                                                                   $25,611                  $31,232
                                                                        ==================   =======================



The accompanying notes are an integral part of these statements.

                             M-FOODS DAIRY TXCT, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                            STATEMENTS OF OPERATIONS
                            (unaudited, in thousands)

==============================================================================


                                                           COMPANY                              PREDECESSOR
                                                      ----------------  -----------------------------------------------------------
                                                         THREE MONTHS      THREE MONTHS       THREE MONTHS        SIX MONTHS
                                                            ENDED              ENDED              ENDED             ENDED
                                                           JUNE 30,          JUNE 30,          MARCH 31,           JUNE 30,
                                                             2001               2000              2001              2000
                                                      ----------------  -----------------------------------------------------------
Net sales                                                   $28,879            $21,400            $17,644       $35,007
Cost of sales                                                27,559             20,126             17,108        32,832
                                                      -------------     ------------------------------------------------------
  Gross profit                                                1,320              1,274                536         2,175
Selling, general and administrative expenses                  1,405              1,848              1,712         3,799
                                                      -------------     ------------------------------------------------------
  Operating profit                                              (85)              (574)            (1,176)       (1,624)
Other income (expense)                                           53                  -                  -             -
                                                      -------------     ------------------------------------------------------
  Earnings before income taxes                                  (32)              (574)            (1,176)       (1,624)
Income tax expense                                                 -              (232)              (447)         (658)
                                                      -------------     ------------------------------------------------------
  NET EARNINGS                                                $ (32)           $  (342)           $  (729)      $  (966)
                                                      =============     ======================================================




The accompanying notes are an integral part of these statements.

                             M-FOODS DAIRY TXCT, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                            STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

==============================================================================


                                                               COMPANY                          PREDECESSOR
                                                         ---------------------  --------------------------------------
                                                               THREE MONTHS           THREE MONTHS         SIX MONTHS
                                                                   ENDED                 ENDED                ENDED
                                                               JUNE 30, 2001         MARCH 31, 2001     JUNE 30, 2000
                                                         ---------------------  ----------------------------------------

Net cash provided by (used in) operating activities
                                                                     $ 3,692              $   (31)           $(1,807)
Cash flows from investing activities:
   Capital expenditures                                               (1,292)              (2,250)            (1,080)
                                                         ---------------------  ----------------------------------------
Net cash used in investing activities                                 (1,292)              (2,250)            (1,080)
Cash flows from financing activities:
   Payments on non-compete commitment                                 (2,400)                   -             (2,400)
   Net additional capital invested                                         -                2,281              5,287
                                                         ---------------------  ----------------------------------------
Net cash provided by financing activities                             (2,400)               2,281              2,887
                                                         ---------------------  ----------------------------------------
Net decrease in cash and equivalents                                       -                    -                  -
Cash and equivalents at beginning of period                                -                    -                  -
                                                         ---------------------  ----------------------------------------
Cash and equivalents at end of period                                $     -              $     -            $     -
                                                         =====================  ========================================


The accompanying notes are an integral part of these statements.

                             M-FOODS DAIRY TXCT, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                          NOTES TO FINANCIAL STATEMENTS

==============================================================================

NOTE A - ORGANIZATION, BUSINESS AND MERGER

ORGANIZATION
M-Foods Dairy TXCT, LLC (the "Company") is a majority owned subsidiary of Michael Foods, Inc., a wholly owned subsidiary of M-Foods Holdings, Inc. Prior to the Merger described below, Kohler Mix - TXCT (the "Predecessor," "Operating Unit" or the "Unit") was an operating unit of Michael Foods, Inc. The change in control of Michael Foods, Inc. and the reorganization of the operating unit into the Company are more fully described below.

BUSINESS
The Company processes and distributes soft serve ice cream mix, frozen yogurt mix, milk and specialty dairy products, many of which are ultra-high temperature pasteurized, from its facilities in Texas and Connecticut.

MERGER
On April 10, 2001, Michael Foods, Inc. and its subsidiaries ("Michael Foods") was acquired in a transaction (the Merger") led by an investor group comprised of a management group led by Michael Foods' Chairman, President and Chief Executive Officer, Gregg Ostrander, affiliates of Jeffrey Michael, a member of the Michael Foods Board of Directors, and affiliates of two private equity investment firms, Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated, (collectively, "M-Foods Investors, LLC"). Under the terms of the Merger agreement, all outstanding shares of Michael Foods common stock were converted into the right to receive $30.10 per share in cash, or value equal thereto, and all outstanding stock options were converted into the right to receive, in cash, $30.10 per share reduced by the exercise price per share for all shares subject to such stock options. The purchase of the outstanding shares was financed through new equity financing of approximately $175,000,000, a senior secured credit facility of up to $470,000,000 at market-based variable interest rates (effective rate of 7.5% at April 10, 2001), and $200,000,000 of senior subordinated notes at an 11.75% annual interest rate.

Immediately after the close of the Merger, Michael Foods contributed the assets of its Dairy division into two limited liability corporations, M-Foods Dairy, LLC and the Company (collectively, the "Dairy LLCs") and in exchange received voting preferred and voting common units from the Dairy LLCs equal to the fair value of the net assets contributed, which collectively were approximately $40,000,000 (the approximate fair value contributed to the Company was $10,000,000). The preferred units issued to Michael Foods have an annual 10% preferred return guarantee and represent 100% of the preferred units issued and outstanding. In addition, Michael Foods received 5% of the common units issued by each of the Dairy LLCs with the common units held by Michael Foods representing 100% of the voting common units issued and outstanding. These common units have a stated value of $25,000. The remaining 95% of the common units, which are non-voting, are owned by M-Foods Dairy Holdings, LLC, which is owned by the same owners, or affiliates of such owners, in the same proportion, as the unit holders of M-Foods Investors, LLC. The Dairy LLCs common unit interest owned by M-Foods Dairy Holdings, LLC was purchased for $475,000 as of April 1, 2001.

Following the Merger, Michael Foods, Inc. became an indirect wholly-owned subsidiary of M-Foods Investors, LLC and the Company became a majority owned subsidiary of Michael Foods, Inc.

The Merger has been accounted for as a purchase in accordance with Accounting Principles Board Opinion 16, Business Combinations and EITF 88-16, Basis in Leveraged Buyout Transactions. Accordingly, the acquired assets and liabilities have been recorded at fair value for the interests acquired by new investors and at the carryover basis for continuing investors. As a result, the assets and liabilities are assigned new values, which are part Predecessor cost and part fair value, in the same proportions as the carryover basis of the residual interests retained by the continuing management investors and continuing affiliate investors of the Michael family and the new interests acquired by the new investors. The deemed dividend related to the Michael Foods investment in the assets and liabilities of the Dairy LLCs was pushed down to these majority owned subsidiaries, as if they were wholly owned subsidiaries since Michael Foods owns all of the voting stock and the Dairy LLCs are being operated by the management of Michael Foods. The amount of the deemed dividend at Michael Foods was $66,631,000. However, the historical cost basis equity of the continuing investors of the Company was $21,623,000, which exceeded the Company's fair market value by $11,623,000. This resulted in an allocation of carryover basis in excess of the fair market value of the Company in the amount of $3,603,000.

For ease of presentation, the Merger has been reflected in the accompanying financial statements as if it had occurred on April 1, 2001. Management determined that no material transactions occurred during the period from April 1 through April 9, 2001. The Company's financial statements have been presented on a comparative basis with the Predecessor's historical operating unit financial statements, prior to the date of Merger. Different bases of accounting have been used to prepare the Company and Predecessor financial statements. The primary differences relate to the 10% yield on preferred units, depreciation and amortization of fixed assets and other intangible assets recorded at fair value at the date of acquisition, and income taxes which are payable by the Company's unit holders.

The fair value contributed by Michael Foods to the Company was $10,000,000 and this amount, plus an additional carryover basis of $3,603,000 was allocated to the acquired assets and liabilities based on their fair values at April 1, 2001. In addition, $118,750 was contributed by new investors in exchange for Class B - non voting common units. The fair values of long-term assets was obtained from a preliminary valuation report issued by a third party appraisal firm. The allocations were as follows:

    Working capital                                            $6,968,000
    Property, plant & equipment                                 9,971,000
    Other assets, including goodwill                            1,583,000
    Other liabilities                                           4,800,000

The following unaudited pro forma revenue and net earnings for the year ended December 31, 2000 and for the six months ended June 30, 2001 are derived from the application of pro forma adjustments to the Predecessor historical statements of earnings and assumes the Merger had occurred on January 1, 2000:


                                                   Six months ended                          Year ended
                                                     June 30, 2001                        December 31, 2000
                                         -------------------------------------- --------------------------------------
Revenue                                                $46,523,000                            $73,814,000
Net earnings                                              (605,000)                            (1,883,000)


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION The accompanying Predecessor Balance Sheet as of December 31, 2000, the Predecessor Statements of Operations for the three and six months ended June 30, 2000 and the three months ended March 31, 2001, and the Predecessor Statements of Cash Flows for the six months ended June 30, 2000 and the three months ended March 31, 2001 have been prepared from the historical books and records of Michael Foods. The respective Statements of Operations include an allocation of general and administrative costs incurred by Michael Foods and allocations from this Operating Unit to the other Dairy operating unit, M-Foods Dairy, LLC. The accompanying unaudited financial statements and footnote information for the three and six month periods ended June 30, 2000 have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") using the historical cost basis of assets and liabilities of the Predecessor. The accompanying unaudited financial statements and footnote information as of and for the three month period ended June 30, 2001 have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the SEC using the adjusted cost basis of assets and liabilities of the Company. In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations and cash flows for the periods indicated. The Unit's financial statements include an allocation for general and administrative costs incurred by Michael Foods. Management believes its allocations to these Operating Unit financial statements are reasonable. Additionally, Operating Unit equity includes the cumulative net advances between the Operating Unit and Michael Foods, which are considered additional capital invested from or, constructive dividends to, Michael Foods. Accordingly, the accompanying financial statements may not necessarily be indicative of the results that could have been obtained if the Operating Unit had been operated during the periods presented as a stand-alone entity. The historical results of the Company and Predecessor for the periods indicated are not necessarily indicative of their results for a full year.

The accounting policies of the Predecessor have been adopted by the Company.

USE OF ESTIMATES
Preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, related revenues and expenses and disclosure about contingent assets and liabilities at the date of the financial statements. Actual results could differ from the estimates used by management.

INVENTORIES
Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.


Inventories consist of the following:                 Company           Predecessor
                                                  -----------------  -------------------
                                                      June 30,          December 31,
                                                        2001                2000
                                                  -----------------  -------------------
Raw materials and supplies                              $2,525,000           $1,504,000
Work in process and finished goods                       1,294,000              890,000
                                                  -----------------  -------------------
                                                        $3,819,000           $2,394,000
                                                  =================  ===================

NOTE C - INCOME TAXES

PREDECESSOR
The activity of the Operating Unit has been included in the income tax return of Michael Foods, Inc. for financial reporting purposes. The Unit has been allocated a provision for income taxes in an amount generally equivalent to the provision that would have resulted had the Unit filed a separate income tax return.

COMPANY
For income tax purposes the Company is a pass-through entity, therefore, income taxes have not been reflected on the Company's financial statements.

NOTE D - COMMITMENTS AND CONTINGENCIES

LITIGATION
The Company is engaged in routine litigation incidental to its business. Management believes the ultimate outcome of such litigation will not have a material adverse effect on the accompanying statements of financial position, liquidity or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

RESULTS OF OPERATIONS

Readers are directed to Note G - Business Segments for data on the unaudited financial results of the Company's four business segments for the three months ended June 30, 2001 and for data on the unaudited financial results of the Predecessor's four business segments for the three months ended June 30, 2000.

Net sales for the 2001 period were $295,109,000, an increase of 11% compared to the Predecessor's net sales of $266,616,000 in the 2000 period. Net sales increased because of the factors discussed in the below divisional reviews, but were higher in the 2001 period due largely to strong unit sales growth in three divisions and inflationary impacts in two divisions.

Egg Products Division net sales for the 2001 period reflected approximately flat unit sales and slight price increases for certain egg products. Unit sales rose for egg substitutes, hardcooked items and precooked products, and declined slightly for other products, except for dried products, where a moderate decline was recorded. Graded shell egg prices increased approximately 2% compared to second quarter 2000 levels, as reported by Urner Barry Publications - a widely quoted industry pricing service. Related egg market increases raised the cost of purchased eggs slightly during a period where prices for industrial egg products were generally weak. Approximately two-thirds of the Division's annual egg needs are purchased under contracts or in the spot market. A substantial majority of these eggs are priced according to the cost of grain inputs or to egg market prices as reported by Urner Barry. Approximately one-third of annual egg needs are sourced from internal flocks, where feed costs typically represent roughly two-thirds of the cost of producing such eggs. Feed costs were higher in the 2001 period, compared to the 2000 period, due mainly to higher prices for soybean meal. Increased egg costs, for both internally and externally procured eggs, in the 2001 period as compared to the 2000 period, were generally not met with comparable price changes in egg products prices, creating margin pressure for certain egg products, particularly frozen products. Also contributing to the divisional operating profit decline was the impact of incremental depreciation and amortization related to the Merger completed in April 2001.

Refrigerated Distribution Division net sales for the 2001 period reflected unit sales increases for several product lines, with cheese, butter, bagels, and ethnic items showing particular strength. Unit sales growth resulted primarily from new customers gained over the past year, as the Crystal Farms brand continues to expand beyond its traditionally Midwestern core business base. Margins declined in the key cheese category and for butter items, in both cases as a result of product costs rising more rapidly than the Division's selling prices, particularly butterfat, which rose sharply in the first half of 2001. These impacts decreased divisional operating profit margins and dollars compared to strong 2000 levels when the relationship between product costs and retail pricing was more favorable.

Dairy Products Division net sales for the 2001 period reflected higher unit sales due to strong creamer and specialty cartoned products sales. Further, sales of the division's main product line, ultra-high

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
================================================================================

THREE MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2000, CONT.

temperature pasteurized ("UHT") dairy mixes, rose on a unit basis. Inflationary impacts from a year-over-year rise in the national dairy ingredient markets added to dollar sales growth. The divisional operating profit margin increased as a result of the strong volume growth, improved sales mix, and more efficient plant operations.

Potato Products Division net sales for the 2001 period reflected unit sales increases in all product categories. Sales were particularly strong for retail items. New account activity, same-account sales growth and higher marketing spending levels all contributed to the sales gain. The operating profit decrease in the 2001 period reflected increased marketing spending and the impact of incremental depreciation and amortization related to the Merger completed in April 2001.

The decrease in our gross profit margin for the period ended June 30, 2001, as compared to the results of the 2000 period, reflected the factors discussed above, particularly increased raw material costs, which were not able to be fully recovered within the Egg Products and Refrigerated Distribution segments. It is our strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products' contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins in most periods.

Selling, general and administrative expenses increased as a percent of sales in the period ended June 30, 2001, as compared to the results of the 2000 period. This increased expense ratio reflected the impact of incremental amortization related to the Merger completed in April 2001. Without such Merger effects, operating expenses would have been a comparable percentage of net sales between periods.

SIX MONTHS ENDED JUNE 30, 2001 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

RESULTS OF OPERATIONS

Readers are directed to Note G - Business Segments for data on the unaudited financial results of the Company's and the Predecessor's four business segments and must combine three month periods to evaluate the six months ended June 30, 2001 with six months ended June 30, 2000.

Net sales for the Company and the Predecessor in the 2001 period were $570,736,000, an increase of 10% compared to the Predecessor's net sales of $518,542,000 in the 2000 period. Net sales increased because of the factors discussed in the below divisional reviews, but were higher in the 2001 period due largely to strong unit sales growth in three divisions and inflationary impacts in two divisions.

Egg Products Division net sales for the 2001 period reflected higher unit sales and price increases for certain egg products. Unit sales rose for most product categories, though dried products showed a moderate decline. Graded shell egg prices increased approximately 10% compared to first half 2000 levels, as reported by Urner Barry. Related egg market increases raised the cost of purchased eggs during a period where prices for industrial egg products were generally weak. Approximately two-thirds of the Division's annual egg needs are purchased under contracts, or in the spot market. A substantial majority of these eggs are priced according to the cost of grain inputs or to egg market prices as reported by Urner Barry. Approximately one-third of annual egg needs are sourced from internal flocks, where feed costs typically represent roughly two-thirds of the cost of producing such eggs. Feed costs were higher in the 2001 period, compared to the 2000 period, due mainly to higher prices for soybean meal. Increased egg costs, for both internally and externally procured eggs, in the 2001 period as compared to the 2000 period, were generally not met with comparable price changes in egg products prices, creating margin pressure for certain egg products. Also contributing to the divisional operating profit decline was the impact of incremental depreciation and amortization related to the Merger completed in April 2001.

Refrigerated Distribution Division net sales for the 2001 period reflected unit sales increases for several product lines, with cheese, bagels, potato products and ethnic items showing particular strength. Unit sales growth resulted primarily from new customers gained over the past year, as the Crystal Farms brand continues to expand beyond its traditionally Midwestern core business base. Margins declined in the key cheese category and for butter items, in both cases as a result of product costs rising more rapidly than the Division's selling prices. Dairy ingredient costs, particularly for butterfat, rose sharply in the first half of 2001. These impacts decreased divisional operating profit margins and dollars compared to strong 2000 levels when the relationship between product costs and retail pricing was more favorable.

Dairy Products Division net sales for the 2001 period reflected higher unit sales due to strong creamer, and specialty cartoned, products sales. Further, sales of the division's main product line, UHT dairy mixes, rose on a unit basis. Inflationary impacts from a year-over-year rise in the national dairy ingredient markets added to dollar sales growth. The divisional operating profit margin increased as a result of the strong volume growth, an improved sales mix, and more efficient plant operations.

Potato Products Division net sales for the 2001 period reflected unit sales increases in all product categories. Sales were particularly strong for retail items. New account activity, same-account sales growth and higher marketing spending levels all contributed to the sales gain. The operating profit increase in the 2001 period reflected the benefits of rising sales in the higher margin retail segment, which offset increased marketing spending and the impact of incremental depreciation and amortization related to the Merger completed in April 2001.

The decrease in our gross profit margin for the period ended June 30, 2001, as compared to the results of the 2000 period, reflected the factors discussed above, particularly the increased raw material costs within the Egg Products and Refrigerated Distribution segments. It is our strategy to increase value- added product sales as a percent of total sales over time, while decreasing commodity-sensitive products' contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins in most periods.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
================================================================================

SIX MONTHS ENDED JUNE 30, 2001 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2000, CONT.

Selling, general and administrative expenses decreased slightly as a percent of sales for the period ended June 30, 2001, as compared to the results of the 2000 period. Operating expenses reflected the impact of incremental amortization related to the Merger of the Company (see Note A) completed in April 2001 and expenses associated with terminating our investment in a Egg Products
Division joint venture, which were offset by the final insurance settlement related to a Dairy Products Division product recall in 1999. Separate from selling, general and administrative expenses in the 2001 period, the Predecessor recorded non-recurring expenses related to the Merger for financial, legal, advisory and regulatory filing fees. These expenses of $11,050,000 are reflected in the Predecessor Consolidated Statements of Earnings as transaction expenses.

GENERAL

Certain of our products are sensitive to changes in commodity prices. Value-added egg products, such as extended shelf-life liquid and precooked products, account for approximately 60% of the Egg Products Division's net sales. The remainder of Egg Products Division sales is derived from the sale of other egg products and shell eggs, which vary from being very commodity-sensitive to somewhat value-added. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Graded shell egg pricing in the 2001 period was approximately 10% above 2000 levels, as measured by a widely quoted pricing service, and feed costs also rose year-over-year. Gross profit margins for extended shelf-life liquid eggs, egg substitutes, and precooked and hardcooked egg products are less sensitive to commodity price fluctuations than are other egg products or shell eggs.

Our Refrigerated Distribution Division derives approximately 75% of its net sales from refrigerated products produced by others, thereby reducing the effects of commodity price swings. The balance of refrigerated distribution sales are mainly from shell eggs, some of which are produced by the Egg Products Division, sold on a distribution, or non-commodity, basis.

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

CAPITAL RESOURCES AND LIQUIDITY

Acquisitions and capital expenditures have been, and will likely continue to be, a significant capital requirement. We plan to continue to invest in state-of-the-art production facilities to enhance our competitive position. Historically, we have financed our growth principally from internally generated funds, bank borrowings, and the issuance of senior debt. We believe such sources remain viable financing alternatives to meet our anticipated needs.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
================================================================================

CAPITAL RESOURCES AND LIQUIDITY, CONT.

We invested approximately $6,300,000 in capital expenditures during the three months ended June 30, 2001. The Predecessor invested approximately $10,800,000 in capital expenditures during the three months ended March 31, 2001. On a combined basis, we plan to spend approximately $43,000,000 on capital expenditures in 2001, the majority of which is to expand or update production capacity for value-added products.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") in the three month 2001 period were $37,033,000, an increase of 4% compared to the Predecessor's EBITDA of $35,755,000 in the three month 2000 period. EBITDA for the Company and the Predecessor in the six month 2001 period was $68,777,000, an increase of 3% compared to the Predecessor's EBITDA of $66,907,000 in the six month 2000 period. EBITDA increased because of the factors discussed in the above results of operations divisional reviews. Our management believes that EBITDA is a relevant measurement of the Company's financial results, as it is indicative of the relative strength of the Company's cash flows and is a key measurement contained in the financial covenants of our senior indebtedness. In addition, as a highly leveraged company, the holders of the Company's debt have a significant interest in our cash flows. We compute EBITDA as it is defined in our senior credit agreement (see Exhibit 10.1 of our Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 18, 2001). This definition may not be comparable to that used by other companies reporting similar financial information.

We believe EBITDA is a widely accepted financial indicator used to analyze and compare companies on the basis of operating performance. It should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles and is not indicative of operating profit or cash flow from operations as determined under generally accepted accounting principles.

We have senior secured credit facilities in the amount of $470,000,000 with numerous banks, other financial institutions and investment groups, which includes a $100,000,000 line of credit expiring in 2007. At June 30, 2001, there were no borrowings under the line of credit.

The senior credit facility contains various restrictive covenants. It prohibits us from prepaying other indebtedness, including the notes, and it requires us to maintain specified financial ratios, such as a minimum ratio of EBITDA to interest expense, a minimum fixed charge coverage ratio and a maximum ratio of total debt to EBITDA, and satisfy financial condition tests. In addition, the senior credit facility prohibits us from declaring or paying any dividends and prohibits us from making any payments with respect to the notes if we fail to perform our obligations under, or fail to meet the conditions of, the senior credit facility or if payment create a default under the senior credit facility.

The indenture governing the notes, among other things, (a) restricts the ability of the issuer and its subsidiaries, including the guarantors of the notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, (b) prohibits certain restrictions on the ability of certain of the issuer's subsidiaries, including the guarantors of the notes, to pay dividends or make certain payments to the issuer and (c) places restrictions on the ability of the issuer and its subsidiaries, including the guarantors of the notes, to merge or consolidate with any other person or sell, assign, transfer,lease, convey or otherwise dispose of all or substantially all of the assets of the issuer. The indenture related to these notes and the senior credit facility also contain various covenants which limit our discretion in the operation of our businesses.

Our principal sources of funds are anticipated to be cash flows from operating activities and borrowings under our senior credit facility. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations, as well as to provide funds for our working capital, capital expenditures and other needs for at least the next 12 months. No assurance can be given, however, that this will be the case. We may require additional equity or debt financing to meet our working capital requirements or to fund our acquisition activities, if any. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to us.

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

FORWARD-LOOKING STATEMENTS

Certain items in this Form 10-Q may be forward-looking statements, which are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to numerous risks and uncertainties, including variances in the demand for the Company's products due to consumer developments and industry developments, as well as variances in the costs to produce such products, including normal volatility in egg and feed costs. Our actual financial results could differ materially from the results estimated by, forecasted by, or implied by us in such forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's or the Predecessor's market risk during the six month period ended June 30, 2001.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders of Michael Foods, Inc. (Predecessor) was held on April 9, 2001. The items voted upon and the results of the vote follow:


1. To approve and adopt the merger agreement as described in the Proxy Statement dated March 12, 2001:

             For                          Against                       Abstain
             ---                          -------                       -------
          15,249,659                       40,428                        34,288

2.  To transact other business:
             For                          Against                       Abstain
             ---                          -------                       -------
          10,845,432                     3,320,268                     1,158,675

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         None.

(b)  Reports on Form 8-K

The Company filed a Form 8-K on July 26, 2001 regarding a news release issued to the Company's debtholders pertaining to the Company's financial results for the three months and six months ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MICHAEL FOODS, INC.
                                       ---------------------------------
                                       (Registrant)


Date:  August 14, 2001                      By:  /s/ Gregg A. Ostrander
                                                ------------------------------
                                                   Gregg A. Ostrander
                                                  (Chairman, President and Chief
                                                  Executive Officer)


Date:  August 14, 2001                      By:  /s/ John D. Reedy
                                                -------------------------------
                                                   John D. Reedy
                                                   (Executive Vice President,
                                                   Treasurer, Chief Financial
                                                   Officer and Principal
                                                   Accounting Officer)