Form 10-Q
period 2001-09-30
MICHAEL FOODS INC /MN; M-FOODS DAIRY TXCT LLC; M-FOODS DAIRY LLC
filed 2001-11-14
CIK 768158, 1139429, 1139431

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2001
                              -----------------------------------------
                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________________

Commission File Number: 0-15638
                        -------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          /X/  Yes       / /  No

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                               MICHAEL FOODS, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF M-FOODS HOLDINGS, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                           Company            Predecessor
                                                        ---------------     ---------------
                                                         September 30,       December 31,
                                                             2001                2000
                                                        ---------------     ---------------
ASSETS
------
CURRENT ASSETS
   Cash and equivalents                                 $    40,783,000     $     4,421,000
   Accounts receivable, less allowances                     100,164,000         112,767,000
   Inventories                                               81,242,000          75,734,000
   Prepaid expenses and other                                 9,829,000           4,803,000
                                                        ---------------     ---------------
        Total current assets                                232,018,000         197,725,000

PROPERTY, PLANT AND EQUIPMENT-AT COST
   Land                                                       4,690,000           4,106,000
   Buildings and improvements                                91,040,000         143,160,000
   Machinery and equipment                                  226,707,000         377,911,000
                                                        ---------------     ---------------
                                                            322,437,000         525,177,000
   Less accumulated depreciation                             26,162,000         243,360,000
                                                        ---------------     ---------------
                                                            296,275,000         281,817,000
OTHER ASSETS
   Goodwill, net                                            341,436,000         114,255,000
   Joint ventures and other assets                           44,898,000          19,107,000
                                                        ---------------     ---------------
                                                            386,334,000         133,362,000
                                                        ---------------     ---------------
                                                        $   914,627,000     $   612,904,000
                                                        ===============     ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------
CURRENT LIABILITIES
   Current maturities of long-term debt                 $    17,515,000     $     2,865,000
   Accounts payable                                          60,306,000          54,212,000
   Accrued liabilities
     Compensation                                            13,626,000          11,795,000
     Insurance                                                8,732,000           7,422,000
     Customer programs                                       18,910,000          19,307,000
     Income taxes                                             7,362,000          10,622,000
     Interest                                                17,178,000           3,713,000
     Other                                                   17,430,000           9,161,000
                                                        ---------------     ---------------
        Total current liabilities                           161,059,000         119,097,000

LONG-TERM DEBT, less current maturities                     554,460,000         195,944,000
DEFERRED INCOME TAXES                                        52,359,000          39,130,000
COMMITMENTS AND CONTINGENCIES                                         -                   -
MINORITY INTEREST                                               475,000                   -

SHAREHOLDERS' EQUITY
   Common stock                                                       -             183,000
   Additional paid-in capital                               146,762,000          58,506,000
   Retained earnings                                          4,966,000         201,361,000
   Accumulated other comprehensive loss                      (5,454,000)         (1,317,000)
                                                        ---------------     ---------------
                                                            146,274,000         258,733,000
                                                        ---------------     ---------------
                                                        $   914,627,000     $   612,904,000
                                                        ===============     ===============

See accompanying notes to condensed consolidated financial statements.

                               MICHAEL FOODS, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF M-FOODS HOLDINGS, INC.)
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        Three Months Ended September 30,
                                   (Unaudited)

=======================================================

                                                           Company            Predecessor
                                                        --------------      ---------------
                                                             2001                2000
                                                        --------------      ---------------
Net sales                                               $  299,225,000      $   276,568,000

Cost of sales                                              248,436,000          228,820,000
                                                        --------------      ---------------
     Gross profit                                           50,789,000           47,748,000

Selling, general and administrative expenses                30,066,000           25,506,000
                                                        --------------      ---------------
     Operating profit                                       20,723,000           22,242,000

Interest expense, net                                       13,416,000            3,524,000
                                                        --------------      ---------------
     Earnings before income taxes                            7,307,000           18,718,000

Income tax expense                                           4,010,000            6,900,000
                                                        --------------      ---------------
     NET EARNINGS                                       $    3,297,000      $    11,818,000
                                                        ==============      ===============
=======================================================

See accompanying notes to condensed consolidated financial statements.

                               MICHAEL FOODS, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF M-FOODS HOLDINGS, INC.)
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

==============================================================================
                                                           Company                      Predecessor
                                                        -------------       ------------------------------------
                                                          Six Months         Three Months         Nine Months
                                                            Ended                Ended               Ended
                                                        September 30,       March 31, 2001       September 30,
                                                             2001                                     2000
                                                        --------------      ---------------     ----------------
Net sales                                               $  594,334,000      $   275,627,000     $    795,110,000

Cost of sales                                              493,291,000          227,707,000          650,872,000
                                                        --------------      ---------------     ----------------
     Gross profit                                          101,043,000           47,920,000          144,238,000

Selling, general and administrative expenses                60,360,000           27,376,000           79,168,000
Transaction expenses                                                 -           11,050,000                    -
                                                        --------------      ---------------     ----------------
     Operating profit                                       40,683,000            9,494,000           65,070,000

Interest expense, net                                       29,657,000            3,293,000            9,778,000
                                                        --------------      ---------------     ----------------
     Earnings before income taxes and extraordinary
        item                                                11,026,000            6,201,000           55,292,000

Income tax expense                                           6,060,000            2,430,000           21,710,000
                                                        --------------      ---------------     ----------------
     Earnings before extraordinary item                      4,966,000            3,771,000           33,582,000

Extraordinary item - early extinguishment of debt,
   net of taxes                                                      -           (9,424,000)                   -
                                                        --------------      ---------------     ----------------
     NET EARNINGS (LOSS)                                $    4,966,000      $    (5,653,000)    $     33,582,000
                                                        ==============      ===============     ================
==============================================================================

See accompanying notes to condensed consolidated financial statements.

                               MICHAEL FOODS, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF M-FOODS HOLDINGS, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

==============================================================================
                                                           Company                     Predecessor
                                                        --------------      ------------------------------------
                                                         Six Months         Three Months          Nine Months
                                                            Ended               Ended                 Ended
                                                        September 30,       March 31, 2001        September 30,
                                                            2001                 2001                 2000
                                                        --------------      ---------------      ---------------
Net cash provided by operating activities               $   84,290,000      $    14,016,000      $    50,179,000

Cash flows from investing activities:
   Capital expenditures                                    (13,528,000)         (10,837,000)         (25,967,000)
   Business acquisition                                   (626,925,000)                   -                    -
   Investments in joint ventures and other assets           (3,949,000)           3,888,000              835,000
                                                        --------------      ---------------      ---------------

Net cash used in investing activities                     (644,402,000)          (6,949,000)         (25,132,000)

Cash flows from financing activities:
   Payments on notes payable                               (46,450,000)         (52,000,000)        (127,400,000)
   Proceeds from notes payable                              29,500,000           45,500,000          158,100,000
   Payments on long-term debt and other                   (131,225,000)            (109,000)          (2,983,000)
   Proceeds from long-term debt                            570,000,000                    -                    -
   Extension of stock options                                        -              310,000                    -
   Proceeds from issuance of common stock                  174,800,000              546,000              545,000
   Repurchase of common stock                                        -                    -          (46,125,000)
   Dividends                                                         -           (1,465,000)          (4,463,000)
                                                        --------------      ---------------      ---------------
Net cash provided by (used in) financing  activities       596,625,000           (7,218,000)         (22,326,000)
                                                        --------------      ---------------      ---------------
Net increase (decrease) in cash and equivalents             36,513,000             (151,000)           2,721,000

Cash and equivalents at beginning of period                  4,270,000            4,421,000            4,961,000
                                                        --------------      ---------------      ---------------

Cash and equivalents at end of period                   $   40,783,000      $     4,270,000      $     7,682,000
                                                        ==============      ===============      ===============
==============================================================================

See accompanying notes to condensed consolidated financial statements.

                               MICHAEL FOODS, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF M-FOODS HOLDINGS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
                                   (Unaudited)

NOTE A - MERGER AGREEMENT

On April 10, 2001, Michael Foods, Inc. and its subsidiaries ("Michael Foods", "Company", "we", "us", "our") was acquired in a transaction (the "Merger") led by an investor group comprised of a management group led by Michael Foods' Chairman, President and Chief Executive Officer, Gregg Ostrander, affiliates of Jeffrey Michael, a member of the Michael Foods Board of Directors, and affiliates of two private equity investment firms, Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated, (collectively, "M-Foods Investors, LLC"). Under the terms of the Merger agreement, all outstanding shares of Michael Foods common stock were converted into the right to receive $30.10 per share in cash, or value equal thereto, and all outstanding stock options were converted into the right to receive, in cash, $30.10 per share reduced by the exercise price per share for all shares subject to such stock options. The purchase of the outstanding shares was financed through new equity financing of approximately $175,000,000, a senior secured credit facility of up to $470,000,000 at market-based variable interest rates (effective rate of 7.3% at September 30, 2001), and $200,000,000 of senior subordinated notes at an 11.75% annual interest rate. As a result of the Merger, the stock of pre-merger Michael Foods ("Predecessor") is no longer publicly traded and, therefore, earnings per share calculations are no longer included for financial statement presentation.

Immediately after the close of the Merger, the Company contributed the assets of its Dairy division into two limited liability corporations, M-Foods Dairy, LLC and M-Foods Dairy TXCT, LLC (collectively, the "Dairy LLCs") and in exchange received voting preferred and voting common units from these entities equal to the fair value of the net assets contributed, which collectively were approximately $40,000,000. The preferred units issued to the Company have an annual 10% preferred return guarantee and represent 100% of the preferred units issued and outstanding. In addition, the Company received 5% of the common units issued by the Dairy LLCs, with the common units held by the Company representing 100% of the voting common units issued and outstanding. These common units have a stated value of $25,000. The remaining 95% of the common units, which are non-voting, are owned by M-Foods Dairy Holdings, LLC, which is owned by the same owners or affiliates of such owners, in the same proportion, as the unit holders of M-Foods Investors, LLC. The common unit interests owned by M-Foods Dairy Holdings, LLC were issued in exchange for $475,000 and are reflected as minority interest in the accompanying consolidated balance sheet as of September 30, 2001.

The Merger was accounted for as a purchase in accordance with Accounting Principles Board Opinion 16, Business Combinations and EITF 88-16, Basis in Leveraged Buyout Transactions. Accordingly, the acquired assets and liabilities have been recorded at fair value for the interests acquired by new investors and at the carryover basis for continuing investors. As a result, the assets and

                               MICHAEL FOODS, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF M-FOODS HOLDINGS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE A - MERGER AGREEMENT (cont.)

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

NOTE A - MERGER AGREEMENT (cont.)

The following unaudited pro forma revenue and net earnings for the year ended December 31, 2000 and nine months ended September 30, 2001 are derived from the application of pro forma adjustments to the Predecessor historical statements of earnings, and assumes the Merger had occurred on January 1, 2000:

                                                   Nine months                   Year
                                                      ended                      ended
                                                  September 30,              December 31,
                                                       2001                      2000
                                                ---------------------------------------------
Revenue                                         $      869,961,000        $     1,080,601,000
Net earnings before extraordinary item                   7,196,000                 11,977,000

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

Michael Foods utilizes, and the Predecessor utilized, a fiscal year consisting of either 52 or 53 weeks, ending on the Saturday nearest to December 31 each year. The quarters ended September 30, 2001 and 2000 each included thirteen weeks of operations. For clarity of presentation, the Company and Predecessor have described both periods presented as if the quarters ended on September 30.

The accompanying Predecessor Balance Sheet as of December 31, 2000, the Predecessor Statements of Earnings for the three and nine months ended September 30, 2000 and the three months ended March 31, 2001, and the Predecessor Statements of Cash Flows for the nine months ended September 30, 2000 and the three months ended March 31, 2001 have been prepared from the historical books and records of the Predecessor. The accompanying unaudited financial statements and footnote information for the three and nine month periods ended September 30, 2000 have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") using the historical cost basis of assets and liabilities of the Predecessor. The accompanying unaudited financial statements and footnote information of the Company as of and for the three and six month periods ended September 30, 2001 have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the SEC using the new basis of assets and liabilities of the Company. In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations for the periods indicated. The historical financial results of the Company and Predecessor are not necessarily indicative of their results for a full year.

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

NEWLY ADOPTED ACCOUNTING STANDARDS
Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This standard establishes accounting and reporting standards for derivative financial instruments and hedge activities. Certain of our operating segments hold derivative instruments, such as corn, soybean meal, cheese and natural gas futures that we believe provide an economic hedge of future transactions and are designated as cash flow hedges. As the commodities being hedged are either grain ingredients fed to the Company's flocks, raw materials or production inputs, the changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of these items. In addition, the Company has also entered into several interest rate swap agreements which correspond with the interest payment terms of a portion of the Company's variable rate senior secured credit facility. As the significant components of the swap agreements and the credit facility are high correlative, the Company expects the swaps to be highly effective over the terms of the agreements. The amount of hedge ineffectiveness was immaterial for the six months ended September 30, 2001.

The Company actively monitors its exposure to commodity price risks and uses derivative commodity instruments to manage the impact of certain of these risks. We use derivatives only for the purpose of managing risks associated with underlying exposures, primarily futures contracts, to manage our exposures. Our futures contracts are cash flow hedges of firm purchase commitments and anticipated production requirements, as they reduce our exposure to changes in the cash price of the respective items and generally extend for less than one year.

The Company does not trade or use instruments with the objective of earning financial gains on the commodity price, nor does it use instruments where there are not underlying exposures. Gains and losses on futures contracts are deferred as a component of Accumulated Other Comprehensive Loss ("AOCL") in the Company's equity section of the balance sheet and recognized as an adjustment to current assets or liabilities, and subsequently recognized in cost of sales when the associated products are sold. The cost or benefit of contracts closed prior to the execution of the underlying purchase is deferred until the anticipated purchase occurs. As a result of the volatility of the markets, deferred gains and losses in AOCL may fluctuate until the related contract is closed.

Initially, upon adoption of the new derivative accounting standard, and prospectively as required by the standard on the date new derivatives are entered into, we formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. If it is determined that a derivative ceases to be a highly effective hedge or the forecasted transaction being hedged will no longer occur, we will discontinue hedge accounting, and any gains or losses on the

                               MICHAEL FOODS, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF M-FOODS HOLDINGS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NEWLY ADOPTED ACCOUNTING STANDARDS, cont.

derivative instrument would be recognized in earnings during the period it no longer qualifies as a hedge. No such instances occurred in the three months ended September 30, 2001 and the six months ended September 30, 2001.

NOTE C - INVENTORIES

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful life of generally one to two years, assuming no salvage value.

Inventories consisted of the following:        COMPANY                PREDECESSOR
                                             September 30,            December 31,
                                                 2001                     2000
                                          ----------------------   ----------------------
Raw materials and supplies                $        15,742,000      $        15,107,000
Work in process and finished goods                 44,011,000               41,366,000
Flocks                                             21,489,000               19,261,000
                                          ----------------------   ----------------------
                                          $        81,242,000      $        75,734,000
                                          ======================   ======================

NOTE D - GOODWILL

The Predecessor's acquisitions were accounted for as purchases and the excess of the total acquisition costs over the fair value of the net assets acquired were recorded as goodwill. Goodwill is amortized on a straight-line basis over 40 years. Predecessor accumulated amortization was $23,549,000 at December 31, 2000, while the Company had accumulated amortization of $4,383,000 at September 30, 2001. At April 1, 2001, goodwill was recorded for the excess of the purchase price of the Merger over the fair value of net assets acquired. The Company amortizes its goodwill over a 40 year period. Goodwill has been assigned to each of the operating subsidiaries down to the reporting unit level. The Company evaluates its goodwill annually to determine potential impairment by comparing its carrying value to the undiscounted future cash flows of the related assets.

In July 2001, the FASB issued two statements: Statement 141 BUSINESS COMBINATIONS and Statement 142 GOODWILL AND INTANGIBLE ASSETS. These pronouncements, among other things, eliminated the pooling-of-interests method of accounting for business combinations, requires intangible assets acquired in business combinations be recorded separately from goodwill if certain requirements are met, and eliminates the amortization of goodwill for financial reporting purposes effective for the Company beginning in January 2002. However, thereafter goodwill will be tested for impairment annually or whenever an impairment indicator arises. The amount of goodwill amortization expense for the six months ended September 30, 2001 was $4,383,000. Goodwill amortization for the nine months ending December 31, 2001 is expected to be approximately $6,600,000.

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

LITIGATION
We are engaged in routine litigation incidental to our business. We believe the ultimate outcome of this litigation will not have a material adverse effect upon our consolidated financial position, liquidity or results of operations.

NOTE F - COMPREHENSIVE INCOME (LOSS)

The components and changes in accumulated other comprehensive loss, net of taxes, during the nine months ended September 30, 2001 were as follows:


                                                     Cash Flow        Foreign Currency        Total
                                                      Hedges             Translation           AOCL
                                                  ---------------     ----------------    ---------------
Balance at April 1, 2001                          $             -      $             -    $             -
Predecessor carry-over basis                             (506,000)             (71,000)          (577,000)
Foreign currency translation adjustment                         -               26,000             26,000
Net unrealized change on cash flow hedges              (4,995,000)                   -         (4,995,000)
Less reclassification adjustments                          92,000                    -             92,000
                                                  ---------------      ---------------    ---------------
Balance at September 30, 2001                     $    (5,409,000)     $       (45,000)   $    (5,454,000)
                                                  ===============      ===============    ===============
PREDECESSOR                                                               Foreign
                                                     Cash Flow            Currency             Total
                                                      Hedges             Translation           AOCL
                                                  ---------------      ---------------    ---------------
Balance at January 1, 2001                        $             -      $    (1,317,000)   $    (1,317,000)
Foreign currency translation adjustment                         -              (47,000)           (47,000)
Translation loss realized on termination
of joint venture                                                -            1,135,000          1,135,000
Transition adjustment                                     775,000                    -            775,000
Net unrealized change on cash flow hedges              (2,651,000)                   -         (2,651,000)
Less reclassification adjustments                         244,000                    -            244,000
                                                  ---------------      ---------------    ---------------
Balance at March 31, 2001                         $    (1,632,000)     $      (229,000)   $    (1,861,000)
                                                  ===============      ===============    ===============

                               MICHAEL FOODS, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF M-FOODS HOLDINGS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE F - COMPREHENSIVE INCOME (LOSS), cont.

Comprehensive income (loss), net of taxes, for the three months ended March 31, 2001 and the six months ended September 30, 2001 is as follows:

COMPANY
Net income for the six months ended September 30, 2001                                      $    4,966,000
Net gains (losses) arising during the period from cash
   Flow hedges:
   Net unrealized derivative gains during period                         (4,995,000)
   Reclassification adjustment                                               92,000
   Foreign currency translation adjustment                                   26,000
                                                                         ----------
     Other comprehensive loss                                                                   (4,877,000)
                                                                                            ---------------
Comprehensive income for the six months ended September 30, 2001                            $       89,000
                                                                                            ===============
PREDECESSOR
Net loss for the three months ended March 31, 2001                                          $   (5,653,000)
Net gains (losses) arising during the period from cash flow
   hedges:

   Net derivative transition gain                                           775,000
   Net unrealized derivative losses during period                        (2,651,000)
   Reclassification adjustment                                              244,000
   Foreign currency translation adjustment                                  (47,000)
   Foreign currency loss realized                                         1,135,000
                                                                         ----------
     Other comprehensive loss                                                                     (544,000)
                                                                                            ---------------
Comprehensive loss for the three months ended March 31, 2001                                $   (6,197,000)
                                                                                            ===============

NOTE G - BUSINESS SEGMENTS

We operate in four reportable segments - Egg Products, Refrigerated Distribution, Dairy Products and Potato Products. The Merger, as more fully described in Note A, did not change our segment classification or the interaction between the segments. Certain financial information on our operating segments, and the Predecessor's, is as follows (unaudited, in thousands):

                                                                                       Company
                                                 -----------------------------------------------------------------------------------
                                                       Egg         Refrigerated     Dairy        Potato
                                                     Products      Distribution   Products      Products     Corporate      Total
                                                 -----------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2001:
External net sales                               $    163,334      $  63,692     $   54,889      $  17,310        N/A     $ 299,225
Intersegment sales                                      2,829              -              -            861        N/A         3,690
Operating profit (loss)                                17,292            170          2,634          1,914     (1,287)       20,723
Depreciation and amortization                          12,647            680          1,090          1,612          9        16,038

SIX MONTHS ENDED SEPTEMBER 30, 2001:
External net sales                               $    325,916      $ 128,123     $  106,710      $  33,585        N/A     $ 594,334
Intersegment sales                                      5,691              1              -          1,706        N/A         7,398
Operating profit (loss)                                32,822          2,405          4,633          3,473     (2,650)       40,683
Depreciation and amortization                          25,027          1,322          2,100          3,173         19        31,641
Total assets                                          627,791         86,506         54,253         81,255     64,822       914,627


                               MICHAEL FOODS, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF M-FOODS HOLDINGS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                                                                     Predecessor
                                                 -----------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2000:
External net sales                               $    162,461      $  57,636     $   41,305      $  15,166        N/A     $ 276,568
Intersegment sales                                      2,849             10             22            632        N/A         3,513
Operating profit (loss)                                16,665          3,829          1,329          1,548     (1,129)       22,242
Depreciation and amortization                           9,862            309          1,163          1,335         31        12,700

NINE MONTHS ENDED SEPTEMBER 30, 2000:
External net sales                               $    472,849      $ 169,073     $  109,237      $  43,951        N/A     $ 795,110
Intersegment sales                                      8,676             68            507          1,800        N/A        11,051
Operating profit (loss)                                50,757         11,962          2,271          4,534     (4,454)       65,070
Depreciation and amortization                          27,726            986          3,493          4,038         93        36,336

THREE MONTHS ENDED MARCH 31, 2001:
External net sales                               $    163,529      $  61,185     $   35,328      $  15,585        N/A     $ 275,627
Intersegment sales                                      4,246              -              -          1,003        N/A         5,249
Operating profit (loss)                                12,915          3,639          3,958          1,688    (12,706)        9,494
Depreciation and amortization                           9,610            316          1,271          1,278         34        12,509

                               MICHAEL FOODS, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF M-FOODS HOLDINGS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
NOTE H - SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
The Company's revolving credit facility, A and B term loans and senior subordinated notes have been guaranteed, on a joint and several basis, by the Company and its domestic subsidiaries. The revolving credit facility and A and B term loans are also guaranteed by the Company's parent, M-Foods Holdings, Inc.

The following condensed consolidating financial information presents the Company's consolidated balance sheet as of September 30, 2001 and the Statements of Earnings and Cash Flows for the three months and six months then ended; and the Predecessor's consolidated balance sheet as of December 31, 2000 and the consolidated statements of earnings for the three months ended September 30, 2000 and March 31, 2001 and the nine months ended September 30, 2000 and cash flows for the three months ended March 31, 2001 and the nine months ended September 30, 2000. These financial statements reflect Michael Foods, Inc. (the parent), the wholly owned guarantor subsidiaries (on a combined basis), the non-wholly owned guarantor subsidiaries, and elimination entries necessary to combine such entities on a consolidated basis. Included elsewhere in this Form 10-Q are the unaudited financial statements of the non-wholly owned guarantor subsidiaries.
                                     COMPANY
                UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
                                SEPTEMBER 30, 2001
                                 (in thousands)

                                                                                  NON-WHOLLY OWNED
                                                                               GUARANTOR SUBSIDIARIES
                                                                               ----------------------
                                                                WHOLLY
                                                                 OWNED         M-FOODS        M-FOODS
                                                                GUARANTOR       DAIRY,         DAIRY
                                                PARENT        SUBSIDIARIES       LLC         TXCT, LLC   ELIMINATIONS  CONSOLIDATED
                                               ------------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and equivalents                        $     44,780   $     (3,021) $      (261)   $       (715) $          -   $   40,783
   Accounts receivable, less allowances                 230         86,188        7,001           7,947        (1,202)     100,164
   Inventories                                            -         73,152        3,377           4,713             -       81,242
   Notes receivable - related party                       -              -        9,987              37       (10,024)           -
   Prepaid expenses and other                           382          9,242          153              52             -        9,829
                                               ------------------------------------------------------------------------------------
     Total current assets                            45,392        165,561       20,257          12,034       (11,226)     232,018
Property, Plant and Equipment - net                      88        269,199       15,535          11,453             -      296,275
Other assets:
Goodwill, net                                             -        337,527        3,909               -             -      341,436
Preferred return receivable for subs                      -          4,878            -               -        (4,878)           -
Joint ventures and other assets                      20,305         23,266            -           1,327             -       44,898
Investment in subsidiaries                          682,951              -            -               -      (682,951)           -
                                               ------------------------------------------------------------------------------------
                                                    703,256        365,671        3,909           1,327      (687,829)     386,334
                                               ------------------------------------------------------------------------------------
                                               $    748,736   $    800,431  $    39,701    $     24,814  $   (699,055)  $  914,627
                                               ====================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt        $     14,700   $        415  $         -    $      2,400  $         -    $   17,515
   Accounts payable                                     344         52,388        3,296           5,241         (963)       60,306
   Notes payable - related party                          -         10,024            -               -      (10,024)            -
   Accrued liabilities                               34,739         45,214        2,509           1,015         (239)       83,238
                                               ------------------------------------------------------------------------------------
     Total current liabilities                       49,783        108,041        5,805           8,656      (11,226)      161,059
Long-term debt, less current maturities             551,625            435            -           2,400            -       554,460
Deferred income taxes                                   579         51,780            -               -            -        52,359
Preferred shareholder return payable                      -              -        4,372             506       (4,878)            -
Minority interest                                       475              -            -               -            -           475
                                               ------------------------------------------------------------------------------------
     Total liabilities                              602,462        160,256       10,177          11,562      (16,104)      768,353
Shareholders' Equity                                146,274        640,175       29,524          13,252     (682,951)      146,274
                                               ------------------------------------------------------------------------------------
                                               $    748,736   $    800,431  $    39,701    $     24,814  $  (699,055)   $  914,627
                                               ====================================================================================

                                     PREDECESSOR
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2000
                                 (in thousands)

                                                                              NON-WHOLLY OWNED
                                                                           GUARANTOR SUBSIDIARIES
                                                                           ------------------------
                                                                             WHOLLY
                                                                OWNED        M-FOODS     M-FOODS
                                                              GUARANTOR      DAIRY,       DAIRY
                                                  PARENT     SUBSIDIARIES      LLC      TXCT, LLC   ELIMINATIONS  CONSOLIDATED
                                               -------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and equivalents                         $     8,787  $    (4,366) $         -  $         -   $         -  $     4,421
   Accounts receivable, less allowances                 420      102,968        6,326        5,684        (2,631)     112,767
   Inventories                                            -       71,077        2,262        2,395             -       75,734
   Prepaid expenses and other                           238        4,414           94           57             -        4,803
                                               -------------------------------------------------------------------------------
        Total current assets                          9,445      174,093        8,682        8,136        (2,631)     197,725
Property, Plant and Equipment - net                     103      255,485       11,800       14,429             -      281,817
Other assets:
   Goodwill, net                                          -      112,468        1,787            -             -      114,255
   Joint ventures and other assets                    1,343        9,090            7        8,667             -       19,107
   Investment in subsidiaries                       459,773            -            -            -      (459,773)           -
                                               -------------------------------------------------------------------------------
                                                    461,116      121,558        1,794        8,667      (459,773)     133,362
                                               -------------------------------------------------------------------------------
                                                $   470,664  $   551,136  $    22,276  $    31,232   $  (462,404) $   612,904
                                               ===============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt         $         -  $       465  $         -  $     2,400   $         -  $     2,865
   Accounts payable                                     111       51,636        1,962        3,134        (2,631)      54,212
   Accrued liabilities                               21,077       38,799        1,381          763             -       62,020
                                               -------------------------------------------------------------------------------
        Total current liabilities                    21,188       90,900        3,343        6,297        (2,631)     119,097
Long-term debt, less current maturities             190,500          644            -        4,800             -      195,944
Deferred income taxes                                   243       38,133          690           64             -       39,130
                                               -------------------------------------------------------------------------------
        Total liabilities                           211,931      129,677        4,033       11,161        (2,631)     354,171
Shareholders' Equity                                258,733      421,459       18,243       20,071      (459,773)     258,733
                                               -------------------------------------------------------------------------------

                                                $   470,664  $   551,136  $    22,276  $    31,232   $  (462,404) $   612,904
                                               ===============================================================================

                                     COMPANY
              UNAUDITED CONDENSED CONSOLIDATING EARNINGS STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 2001
                                 (in thousands)

                                                                              NON-WHOLLY OWNED
                                                                           GUARANTOR SUBSIDIARIES
                                                                           ----------------------
                                                                             WHOLLY
                                                                OWNED        M-FOODS     M-FOODS
                                                              GUARANTOR      DAIRY,       DAIRY
                                                  PARENT     SUBSIDIARIES      LLC      TXCT, LLC   ELIMINATIONS  CONSOLIDATED
                                               -------------------------------------------------------------------------------
Net sales                                       $         -  $   248,027  $   24,542   $   30,346    $    (3,690) $   299,225
Cost of sales                                             -      201,990      21,126       29,010         (3,690)     248,436
                                               -------------------------------------------------------------------------------
   Gross profit                                           -       46,037       3,416        1,336              -       50,789
Selling, general and administrative expenses          1,287       27,711       1,093        1,255         (1,280)      30,066
                                               -------------------------------------------------------------------------------
   Operating profit (loss)                           (1,287)      18,326       2,323           81          1,280       20,723
Interest (income) expense, net                       13,433          117        (145)          11              -       13,416
Other income                                          1,280            -           2           (2)        (1,280)           -
                                               -------------------------------------------------------------------------------
   Earnings (loss) before equity in earnings of
     subsidiaries and income taxes
                                                    (13,440)      18,209       2,470           68              -        7,307
Equity in earnings of subsidiary                      9,342        2,538      (2,470)         (68)        (9,342)           -
                                               -------------------------------------------------------------------------------
   Earnings (loss) before income taxes               (4,098)      20,747           -            -         (9,342)       7,307
Income tax expense (benefit)                         (7,395)      11,405           -            -              -        4,010
                                               -------------------------------------------------------------------------------
   NET EARNINGS (LOSS)                                3,297        9,342           -            -         (9,342)       3,297
Other comprehensive income (loss):
   Change in foreign currency translation                 -           53           -            -              -           53
   Change in cash flow hedges                        (3,364)      (1,913)          -            -              -       (5,277)
                                               -------------------------------------------------------------------------------
Comprehensive income (loss)                     $       (67) $     7,482  $        -   $        -    $    (9,342) $    (1,927)
                                               ===============================================================================

                                   PREDECESSOR
              UNAUDITED CONDENSED CONSOLIDATING EARNINGS STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                                 (in thousands)

                                                                              NON-WHOLLY OWNED
                                                                           GUARANTOR SUBSIDIARIES
                                                                          ------------------------
                                                                            WHOLLY
                                                               OWNED        M-FOODS     M-FOODS
                                                             GUARANTOR      DAIRY,       DAIRY
                                                  PARENT    SUBSIDIARIES     LLC       TXCT, LLC   ELIMINATIONS CONSOLIDATED
                                               ------------------------------------------------------------------------------
Net sales                                       $        -   $  238,753  $    19,215  $    22,113  $    (3,513) $   276,568
Cost of sales                                            -      194,936       16,969       20,428       (3,513)     228,820
                                               ------------------------------------------------------------------------------
   Gross profit                                          -       43,817        2,246        1,685            -       47,748
Selling, general and administrative expenses         1,129       22,790          967        1,823       (1,203)      25,506
                                               ------------------------------------------------------------------------------
   Operating profit (loss)                          (1,129)      21,027        1,279         (138)       1,203       22,242
Interest (income) expense, net                       3,547          (17)          (6)           -            -        3,524
Other income                                         1,203            -            -            -       (1,203)           -
                                               ------------------------------------------------------------------------------
   Earnings (loss) before equity in earnings of
     subsidiaries and income taxes
                                                    (3,473)      21,044        1,285         (138)           -       18,718
Equity in earnings of subsidiaries                  13,698            -            -            -      (13,698)           -
                                               ------------------------------------------------------------------------------
   Earnings (loss) before income taxes              10,225       21,044        1,285         (138)     (13,698)      18,718
Income tax expense (benefit)                        (1,869)       8,259          510            -            -        6,900
                                               ------------------------------------------------------------------------------
   NET EARNINGS (LOSS)                              12,094       12,785          775         (138)     (13,698)      11,818
Foreign currency translation adjustment loss             -         (174)           -            -            -         (174)
                                               ------------------------------------------------------------------------------
Comprehensive income (loss)                     $   12,094   $   12,611  $       775  $      (138) $   (13,698) $    11,644
                                               ==============================================================================

                                    COMPANY
              UNAUDITED CONDENSED CONSOLIDATING EARNINGS STATEMENTS
                      SIX MONTHS ENDED SEPTEMBER 30, 2001
                                 (in thousands)

                                                                              NON-WHOLLY OWNED
                                                                           GUARANTOR SUBSIDIARIES
                                                                          ------------------------
                                                                              WHOLLY
                                                                 OWNED        M-FOODS     M-FOODS
                                                               GUARANTOR       DAIRY,      DAIRY
                                                   PARENT     SUBSIDIARIES      LLC      TXCT, LLC   ELIMINATIONS CONSOLIDATED
                                                ------------------------------------------------------------------------------
Net sales                                         $        -   $  495,023  $    47,484  $    59,225  $    (7,398) $   594,334
Cost of sales                                              -      402,866       41,254       56,569       (7,398)     493,291
                                                ------------------------------------------------------------------------------
   Gross profit                                            -       92,157        6,230        2,656            -      101,043
Selling, general and administrative expenses           2,650       55,563        2,058        2,660       (2,571)      60,360
                                                ------------------------------------------------------------------------------
   Operating profit (loss)                            (2,650)      36,594        4,172           (4)       2,571       40,683
Interest (income) expense, net                        29,680          217         (198)         (42)           -       29,657
Other income                                           2,571            -            2           (2)      (2,571)           -
                                                ------------------------------------------------------------------------------
   Earnings (loss) before equity in earnings of
     subsidiaries and income taxes                   (29,759)      36,377        4,372           36            -       11,026
Equity in earnings of subsidiary                      18,354        4,408       (4,372)         (36)     (18,354)           -
                                                ------------------------------------------------------------------------------
   Earnings (loss) before income taxes               (11,405)      40,785            -            -      (18,354)      11,026
Income tax expense (benefit)                         (16,371)      22,431            -            -            -        6,060
                                                ------------------------------------------------------------------------------
   NET EARNINGS (LOSS)                                 4,966       18,354            -            -      (18,354)       4,966
Other comprehensive income (loss):
   Change in foreign currency translation                  -           26            -            -            -           26
   Change in cash flow hedges                         (3,364)      (1,539)           -            -            -       (4,903)
                                                ------------------------------------------------------------------------------
Comprehensive income (loss)                       $    1,602   $   16,841  $         -  $         -  $   (18,354) $        89
                                                ==============================================================================

                                   PREDECESSOR
                   CONDENSED CONSOLIDATING EARNINGS STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001
                                 (in thousands)

                                                                              NON-WHOLLY OWNED
                                                                           GUARANTOR SUBSIDIARIES
                                                                          ------------------------
                                                                              WHOLLY
                                                                 OWNED        M-FOODS     M-FOODS
                                                               GUARANTOR       DAIRY,      DAIRY
                                                   PARENT     SUBSIDIARIES      LLC      TXCT, LLC   ELIMINATIONS CONSOLIDATED
                                                ------------------------------------------------------------------------------
Net sales                                         $        -  $   245,548  $    17,684  $    17,644  $    (5,249) $   275,627
Cost of sales                                              -      200,854       14,994       17,108       (5,249)     227,707
                                                ------------------------------------------------------------------------------
   Gross profit                                            -       44,694        2,690          536            -       47,920
Selling, general and administrative expenses           1,656       27,720        1,027        1,712       (1,522)      30,593
Recall insurance settlement                                -            -       (3,217)           -            -       (3,217)
Transaction costs                                     11,050            -            -            -            -       11,050
                                                ------------------------------------------------------------------------------
   Operating profit (loss)                           (12,706)      16,974        4,880       (1,176)       1,522        9,494
Interest (income) expense, net                         3,308          (14)          (1)           -            -        3,293
Other income                                           1,522            -            -            -       (1,522)           -
                                                ------------------------------------------------------------------------------
   Earnings (loss) before equity in earnings
     of subsidiaries, income taxes, and
     extraordinary item                              (14,492)      16,988        4,881       (1,176)           -        6,201

Equity in earnings of subsidiaries                    12,573            -            -            -      (12,573)           -
                                                ------------------------------------------------------------------------------
   Earnings (loss) before income taxes and
     extraordinary item                               (1,919)      16,988        4,881       (1,176)     (12,573)       6,201
Income tax expense (benefit)                          (5,690)       6,649        1,918         (447)           -        2,430
                                                ------------------------------------------------------------------------------
   Earnings (loss) before extraordinary item           3,771       10,339        2,963         (729)     (12,573)       3,771
Extraordinary item - early extinguishment of
   debt, net of taxes                                 (9,424)           -            -            -            -       (9,424)
                                                ------------------------------------------------------------------------------
   NET EARNINGS (LOSS)                                (5,653)      10,339        2,963         (729)     (12,573)      (5,653)
Other comprehensive income (loss):
   Change in foreign currency translation                  -        1,088            -            -            -        1,088
   Change in cash flow hedges                              -       (1,632)           -            -            -       (1,632)
                                                ------------------------------------------------------------------------------
Comprehensive income (loss)                       $   (5,653) $     9,795  $     2,963  $      (729) $   (12,573) $    (6,197)
                                                  ==========  ===========  ===========  ===========  ===========  ===========

                                  PREDECESSOR
              UNAUDITED CONDENSED CONSOLIDATING EARNINGS STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (in thousands)

                                                                              NON-WHOLLY OWNED
                                                                           GUARANTOR SUBSIDIARIES
                                                                          ------------------------
                                                                              WHOLLY
                                                                 OWNED        M-FOODS     M-FOODS
                                                               GUARANTOR       DAIRY,      DAIRY
                                                   PARENT     SUBSIDIARIES      LLC      TXCT, LLC   ELIMINATIONS CONSOLIDATED
                                                  ----------------------------------------------------------------------------
Net sales                                         $        -  $   696,417  $    52,625  $    57,119  $   (11,051) $   795,110
Cost of sales                                              -      562,318       46,345       53,260      (11,051)     650,872
                                                  ----------------------------------------------------------------------------
   Gross profit                                            -      134,099        6,280        3,859            -      144,238
Selling, general and administrative expenses           4,453       70,244        2,935        5,622       (4,086)      79,168
                                                  ----------------------------------------------------------------------------
   Operating profit (loss)                            (4,453)      63,855        3,345       (1,763)       4,086       65,070
Interest (income) expense, net                         9,823          (41)          (4)           -            -        9,778
Other income                                           4,086            -            -            -       (4,086)           -
                                                  ----------------------------------------------------------------------------
Earnings (loss) before equity in earnings of
   subsidiaries and income taxes
                                                     (10,190)      63,896        3,349       (1,763)           -       55,292
Equity in earnings of subsidiaries                    40,217            -            -            -      (40,217)           -
                                                  ----------------------------------------------------------------------------
   Earnings (loss) before income taxes                30,027       63,896        3,349       (1,763)     (40,217)      55,292
Income tax expense (benefit)                          (3,555)      25,079          900         (714)           -       21,710
                                                  ----------------------------------------------------------------------------
   NET EARNINGS (LOSS)                                33,582       38,817        2,449       (1,049)     (40,217)      33,582
Foreign currency translation adjustment loss               -         (632)           -            -            -         (632)
                                                  ----------------------------------------------------------------------------
Comprehensive income (loss)                       $   33,582  $    38,185  $     2,449  $    (1,049) $   (40,217) $    32,950
                                                  ============================================================================

                                     COMPANY
           UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                       SIX MONTHS ENDED SEPTEMBER 30, 2001
                                 (in thousands)

                                                                                NON-WHOLLY OWNED
                                                                              GUARANTOR SUBSIDIARIES
                                                                             ------------------------
                                                                       WHOLLY
                                                                        OWNED          M-FOODS        M-FOODS
                                                                       GUARANTOR        DAIRY,         DAIRY
                                                         PARENT       SUBSIDIARIES       LLC          TXCT, LLC     CONSOLIDATED
                                                       -------------------------------------------------------------------------
Net cash provided by (used in) operating activities    $  27,384      $   50,870      $   1,196      $    4,840      $   84,290
Cash flows from investing activities:
   Capital expenditures                                       (9)         (9,876)        (1,203)         (2,440)        (13,528)
   Business acquisition                                 (626,925)              -              -               -        (626,925)
   Investments in joint ventures and other assets           (339)         (3,610)             -               -          (3,949)
                                                       -------------------------------------------------------------------------

Net cash provided by (used in) investing activities     (627,273)        (13,486)        (1,203)         (2,440)       (644,402)

Cash flows from financing activities:
   Payments on notes payable                             (46,450)              -              -               -         (46,450)
   Proceeds on notes payable                              29,500               -              -               -          29,500
   Payments on long-term debt                           (128,675)           (150)             -          (2,400)       (131,225)
   Proceeds from long-term debt                          570,000               -              -               -         570,000
   Proceeds from issuance of stock                       174,800               -              -               -         174,800
   Investment in subsidiaries                             41,167         (41,167)             -               -               -
                                                       -------------------------------------------------------------------------

Net cash provided by (used in) financing activities      640,342         (41,317)             -          (2,400)        596,625
                                                       -------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents           40,453          (3,933)            (7)              -          36,513
Cash and equivalents at beginning of period                4,327             (64)             7               -           4,270
                                                       -------------------------------------------------------------------------

Cash and equivalents at end of period                  $  44,780      $   (3,997)     $       -      $        -      $   40,783
                                                       =========================================================================

                                  PREDECESSOR
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 2001
                                 (in thousands)

                                                                                NON-WHOLLY OWNED
                                                                              GUARANTOR SUBSIDIARIES
                                                                             ------------------------
                                                                       WHOLLY
                                                                        OWNED          M-FOODS        M-FOODS
                                                                       GUARANTOR        DAIRY,         DAIRY
                                                         PARENT       SUBSIDIARIES       LLC          TXCT, LLC     CONSOLIDATED
                                                       -------------------------------------------------------------------------
Net cash provided by (used in) operating activities    $  12,000      $    4,487      $  (2,440)     $      (31)     $   14,016
Cash flows from investing activities:
   Capital expenditures                                        -          (4,923)        (3,664)         (2,250)        (10,837)
   Investments in joint ventures and other assets            434           3,454              -               -           3,888
                                                       -------------------------------------------------------------------------
Net cash provided by (used in) investing activities          434          (1,469)        (3,664)         (2,250)         (6,949)
Cash flows from financing activities:
   Payments on notes payable                             (52,000)              -              -               -         (52,000)
   Proceeds on notes payable                              45,500               -              -               -          45,500
   Payments on long-term debt                                  -            (109)             -               -            (109)
   Proceeds from issuance of stock                           546               -              -               -             546
   Extension of stock options                                310               -              -               -             310
   Dividends                                              (1,465)              -              -               -          (1,465)
   Investment in subsidiaries                             (9,785)          1,393          6,111           2,281               -
                                                       -------------------------------------------------------------------------
Net cash provided by (used in) financing activities      (16,894)          1,284          6,111           2,281          (7,218)
                                                       -------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents           (4,460)          4,302              7               -            (151)
Cash and equivalents at beginning of period                8,787          (4,366)             -               -           4,421
                                                       -------------------------------------------------------------------------
Cash and equivalents at end of period                  $   4,327      $      (64)     $       7      $        -      $    4,270
                                                       =========================================================================

                                  PREDECESSOR
           UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (in thousands)

                                                                                NON-WHOLLY OWNED
                                                                              GUARANTOR SUBSIDIARIES
                                                                             ------------------------
                                                                       WHOLLY
                                                                        OWNED          M-FOODS        M-FOODS
                                                                       GUARANTOR        DAIRY,         DAIRY
                                                         PARENT       SUBSIDIARIES       LLC          TXCT, LLC     CONSOLIDATED
                                                       -------------------------------------------------------------------------
Net cash provided by (used in) operating activities    $  33,265      $   16,186      $    (993)     $    1,721      $   50,179
Cash flows from investing activities:
   Capital expenditures                                        -         (20,665)        (1,340)         (3,962)        (25,967)
   Investments in joint ventures and other assets            119             716              -               -             835
                                                       -------------------------------------------------------------------------
Net cash provided by (used in) investing activities          119         (19,949)        (1,340)         (3,962)        (25,132)
Cash flows from financing activities:
   Payments on notes payable                            (127,400)              -              -               -        (127,400)
   Proceeds from notes payable                           158,100               -              -               -         158,100
   Payments on long-term debt                                  -            (583)             -          (2,400)         (2,983)
   Proceeds from issuance of stock                           545               -              -               -             545
   Repurchase of common stock                            (46,125)              -              -               -         (46,125)
   Dividends                                              (4,463)              -              -               -          (4,463)
   Investment in subsidiaries                            (10,398)          3,424          2,333           4,641               -
                                                       -------------------------------------------------------------------------

Net cash provided by (used in) financing activities      (29,741)          2,841          2,333           2,241         (22,326)
                                                       -------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents            3,643            (922)             -               -           2,721
Cash and equivalents at beginning of period                6,677          (1,716)             -               -           4,961
                                                       -------------------------------------------------------------------------

Cash and equivalents at end of period                  $  10,320      $   (2,638)     $       -      $        -      $    7,682
                                                       =========================================================================

                               M-FOODS DAIRY, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                          INDEX TO FINANCIAL STATEMENTS

                                                                  Page
Balance Sheets                                                     25
Statements of Earnings                                             26
Statements of Cash Flows                                           28
Notes to Financial Statements                                      29

                               M-FOODS DAIRY, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                                 BALANCE SHEETS
                            (unaudited, in thousands)

==============================================================================

                                                              COMPANY           PREDECESSOR
                                                           -------------       -------------
                                                            SEPTEMBER 30,       DECEMBER 31,
                                                                2001                2000
                                                           -------------       -------------
ASSETS
CURRENT ASSETS
   Accounts receivable, less allowances                      $    7,001           $    6,326
   Note receivable - related party                                9,987                    -
   Inventories                                                    3,377                2,262
   Prepaid expenses and other                                       153                   94
                                                           -------------       -------------
        Total current assets                                     20,518                8,682
PROPERTY, PLANT AND EQUIPMENT - AT COST
   Land                                                             855                  855
   Buildings and improvements                                     4,045                7,828
   Machinery and equipment                                       11,439               13,721
                                                           -------------       -------------
                                                                 16,339               22,404
   Less accumulated depreciation                                    804               10,604
                                                           -------------       -------------
                                                                 15,535               11,800
OTHER ASSETS
   Goodwill, net                                                  3,909                1,787
   Other assets                                                       -                    7
                                                           -------------       -------------
                                                                  3,909                1,794
                                                           -------------       -------------
                                                             $   39,962           $   22,276
                                                           =============       =============
LIABILITIES AND UNIT HOLDER AND OPERATING UNIT EQUITY
CURRENT LIABILITIES
   Accounts payable                                          $    3,557           $    1,962
   Accrued liabilities:
     Compensation                                                   577                  419
     Insurance                                                      136                  208
     Customer programs                                            1,376                  550
     Other                                                          420                  204
                                                           -------------       -------------
        Total current liabilities                                 6,066                3,343
DEFERRED INCOME TAXES                                                 -                  690
COMMITMENTS AND CONTINGENCIES                                         -                    -
PREFERRED SHAREHOLDER RETURN PAYABLE                              4,372                    -
UNIT HOLDER AND OPERATING UNIT EQUITY                            29,524               18,243
                                                           -------------       -------------
                                                             $   39,962           $   22,276
                                                           =============       =============

---------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

                               M-FOODS DAIRY, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                             STATEMENTS OF EARNINGS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                            (unaudited, in thousands)
==============================================================================

                                                           Company              Predecessor
                                                          -----------          ------------
                                                             2001                  2000
                                                          -----------          ------------
Net sales                                                 $   24,542           $    19,215

Cost of sales                                                 21,126                16,969
                                                          -----------          ------------
   Gross profit                                                3,416                 2,246

Selling, general and administrative expenses                   1,093                   967
                                                          -----------          ------------
   Operating profit                                            2,323                 1,279

Other income (expense)                                           147                     6
                                                          -----------          ------------
   Earnings before income taxes                                2,470                 1,285
Income tax expense                                                 -                   510
                                                          -----------          ------------
   NET EARNINGS                                           $    2,470           $       775
                                                          ===========          ============

---------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

                               M-FOODS DAIRY, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                             STATEMENTS OF EARNINGS
                            (unaudited, in thousands)
==============================================================================

                                                           COMPANY                        PREDECESSOR
                                                      ----------------        -----------------------------------
                                                         SIX MONTHS            THREE MONTHS           NINE MONTHS
                                                            ENDED                  ENDED                 ENDED
                                                        SEPTEMBER 30,            MARCH 31,           SEPTEMBER 30,
                                                            2001                   2001                  2000
                                                      ----------------        -----------------------------------
Net sales                                               $       47,484          $     17,684         $    52,625
Cost of sales                                                   41,254                14,994              46,345
                                                      ----------------        -----------------------------------
   Gross profit                                                  6,230                 2,690               6,280
Selling, general and administrative expenses                     2,058                 1,027               2,935
Recall insurance settlement                                          -                (3,217)                  -
                                                      ----------------        -----------------------------------
   Operating profit                                              4,172                 4,880               3,345
Other income                                                       200                     1                   4
                                                      ----------------        -----------------------------------
   Earnings before income taxes                                  4,372                 4,881               3,349
Income tax expense                                                   -                 1,918                 900
                                                      ----------------        -----------------------------------
   NET EARNINGS                                         $        4,372          $      2,963         $     2,449
                                                      ================        ===================================

---------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

                               M-FOODS DAIRY, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                            STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)
============================================================================

                                                           COMPANY                        PREDECESSOR
                                                      -----------------       -----------------------------------
                                                         SIX MONTHS            THREE MONTHS           NINE MONTHS
                                                            ENDED                  ENDED                 ENDED
                                                        SEPTEMBER 30,            MARCH 31,           SEPTEMBER 30,
                                                            2001                   2001                  2000
                                                      -----------------       -----------------------------------
Net cash provided by (used in) operating activities     $        1,196          $     (2,440)       $       (993)

Cash flows from investing activities:
Capital expenditures                                            (1,203)               (3,664)             (1,340)
                                                      -----------------       -----------------------------------
Net cash used in investing activities                           (1,203)               (3,664)             (1,340)

Cash flows from financing activities:
Net additional capital invested                                      -                 6,111               2,333
                                                      -----------------       -----------------------------------
Net cash provided by financing activities                            -                 6,111               2,333
                                                      -----------------       -----------------------------------
Net increase (decrease) in cash and equivalents                     (7)                    7                   -
Cash and equivalents at beginning of period                          7                     -                   -
                                                      -----------------       -----------------------------------
Cash and equivalents at end of period                   $            -          $          7        $          -
                                                      =================       ===================================

-----------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

                               M-FOODS DAIRY, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                          NOTES TO FINANCIAL STATEMENTS

==============================================================================

NOTE A - ORGANIZATION, BUSINESS AND MERGER

Organization
M-Foods Dairy, LLC (the "Company") is a majority owned subsidiary of Michael Foods, Inc., a wholly owned subsidiary of M-Foods Holdings, Inc. Prior to the Merger described below, Kohler Mix - MN (the "Predecessor," "Operating Unit" or the "Unit") was an operating unit of Michael Foods, Inc. The change in control of Michael Foods, Inc. and the reorganization of the operating unit into M-Foods Dairy, LLC are more fully described below.

Business
The Company processes and distributes soft serve ice cream mix, frozen yogurt mix, milk and specialty dairy products, many of which are ultra-high temperature pasteurized, from its facility in Minnesota.

Merger
On April 10, 2001, Michael Foods, Inc. and its subsidiaries ("Michael Foods") was acquired in a transaction (the Merger") led by an investor group comprised of a management group led by Michael Foods' Chairman, President and Chief Executive Officer, Gregg Ostrander, affiliates of Jeffrey Michael, a member of the Michael Foods Board of Directors, and affiliates of two private equity investment firms, Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated, collectively, M-Foods Investors, LLC. Under the terms of the Merger agreement, all outstanding shares of Michael Foods common stock were converted into the right to receive $30.10 per share in cash, or value equal thereto, and all outstanding stock options were converted into the right to receive, in cash, $30.10 per share reduced by the exercise price per share for all shares subject to such stock options. The purchase of the outstanding shares was financed through new equity financing of approximately $175,000,000, a senior secured credit facility of up to $470,000,000 at market-based variable interest rates (effective rate of 7.3% at September 30, 2001), and $200,000,000 of senior subordinated notes at an 11.75% annual interest rate.

Immediately after the close of the Merger, Michael Foods contributed the assets of its Dairy division into two limited liability corporations, M-Foods Dairy, LLC and M-Foods Dairy TXCT, LLC (collectively, the "Dairy LLCs") and in exchange received voting preferred and voting common units from these entities equal to the fair value of the net assets contributed, which collectively were approximately $40,000,000 (the approximate fair value contributed to M-Foods Dairy, LLC was $30,000,000). The preferred units issued to Michael Foods have an annual 10% preferred return guarantee and represent 100% of the preferred units issued and outstanding. In addition, Michael Foods received 5% of the common units issued by each of the Dairy LLCs with the common units held by Michael Foods representing 100% of the voting common units issued and outstanding. These common units have a stated value of $25,000. The remaining 95% of the common units, which are non-voting, are owned by M-Foods Dairy Holdings, LLC, which is owned by the same owners, or affiliates of such owners, in the same proportion, as the unit holders of M-Foods Investors, LLC. The Dairy LLCs common unit interest owned by M-Foods Dairy Holdings, LLC was purchased for $475,000 as of April 1, 2001.

                               M-FOODS DAIRY, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                          NOTES TO FINANCIAL STATEMENTS

==============================================================================
NOTE A - ORGANIZATION, BUSINESS AND MERGER, (cont.)

Following the Merger, Michael Foods, Inc. became an indirect wholly-owned subsidiary of M-Foods Investors, LLC and M-Foods Dairy LLC became a majority owned subsidiary of Michael Foods, Inc.

The Merger has been accounted for as a purchase in accordance with Accounting Principles Board Opinion 16, Business Combinations and EITF 88-16, Basis in Leveraged Buyout Transactions. Accordingly, the acquired assets and liabilities have been recorded at fair value for the interests acquired by new investors and at the carryover basis for continuing investors. As a result, the assets and liabilities are assigned new values, which are part Predecessor cost and part fair value, in the same proportions as the carryover basis of the residual interests retained by the continuing management investors and continuing affiliate investors of the Michael family and the new interests acquired by the new investors. The deemed dividend related to the Michael Foods investment in the assets and liabilities of the Dairy LLCs was pushed down to these majority owned subsidiaries, as if they were wholly owned subsidiaries since Michael Foods owns all of the voting stock and the Dairy LLCs are being operated by the management of Michael Foods. The amount of the deemed dividend at Michael Foods was $66,631,000 and the portion attributable to M-Foods Dairy, LLC was $832,000.

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

The fair value contributed by Michael Foods to M-Foods Dairy, LLC was $30,000,000. In addition, $356,250 was contributed by new investors in exchange for Class B non-voting common units. This combined amount was allocated to the acquired assets and liabilities based on their fair values at April 1, 2001, net of the deemed dividend. The fair values of long-term assets were obtained from a preliminary valuation report issued by a third party appraisal firm. The allocations were as follows:

Working capital                                      $      10,427,000
Property, plant & equipment                                 15,135,000
Other assets, including goodwill                             3,962,000

The following unaudited pro forma revenue and net earnings for the year ended December 31, 2000 and for the nine months ended September 30, 2001 are derived from the application of pro forma adjustments to the Predecessor historical statements of earnings and assumes the Merger had occurred on January 1, 2000:

                            Nine months ended               Year ended
                            September 30, 2001           December  31, 2000
                           -------------------------------------------------
Revenue                      $   65,168,000               $  68,102,000
Net earnings                      7,325,000                   2,693,000

                               M-FOODS DAIRY, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                          NOTES TO FINANCIAL STATEMENTS

==============================================================================
NOTE B  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying Predecessor Balance Sheet as of December 31, 2000, the Predecessor Statements of Earnings for the three and nine months ended September 30, 2000 and the three months ended March 31, 2001, and the Predecessor Statements of Cash Flows for the nine months ended September 30, 2000 and the three months ended March 31, 2001 have been prepared from the historical books and records of Michael Foods. The respective Statements of Earnings include an allocation of general and administrative costs incurred by Michael Foods and allocations from this Operating Unit to the other Dairy LLC operating unit, M-Foods Dairy TXCT, LLC. The accompanying unaudited financial statements and footnote information for the three and nine month periods ended September 30, 2000 have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") using the historical cost basis of assets and liabilities of the Predecessor. The accompanying unaudited financial statements and footnote information as of and for the three and six month periods ended September 30, 2001 have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the SEC using the adjusted cost basis of assets and liabilities of the Company. In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations and cash flows for the periods indicated. The Unit's financial statements include an allocation for general and administrative costs incurred by Michael Foods. Management believes its allocations to these Operating Unit financial statements are reasonable. Additionally, Operating Unit equity includes the cumulative net advances between the Operating Unit and Michael Foods, which are considered additional capital invested from, or constructive dividends to, Michael Foods. Accordingly, the accompanying financial statements may not necessarily be indicative of the results that could have been obtained if the Operating Unit had been operated as a stand-alone entity. The historical results of the Company and Predecessor for the periods indicated are not necessarily indicative of the results of the Company for a full year.

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

Inventories
Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Inventories consisted of the following:      Company             Predecessor
                                          ---------------      --------------
                                           September 30,        December 31,
                                               2001                 2000
                                          ---------------      --------------
Raw materials and supplies                $     1,097,000      $      919,000
Work in process and finished goods              2,280,000           1,343,000
                                          ---------------      --------------
                                          $     3,377,000      $    2,262,000
                                          ===============      ==============

                               M-FOODS DAIRY, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                          NOTES TO FINANCIAL STATEMENTS

==============================================================================
NOTE B  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (cont.)

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

In July 2001, the FASB issued two statements: Statement 141 BUSINESS COMBINATIONS and Statement 142 GOODWILL AND INTANGIBLE ASSETS. These pronouncements, among other things, eliminated the pooling-of-interest method of accounting for business combinations and eliminated the amortization of goodwill for financial reporting purposes. However, goodwill will then be tested for impairment annually or whenever an impairment indicator arises. The elimination of goodwill amortization becomes effective for the Company in January 2002. The amount of goodwill amortization expense for the six months ended September 30, 2001 was approximately $50,000.

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

NOTE E - COMMITMENTS AND CONTINGENCIES

Litigation
The Company is engaged in routine litigation incidental to its business. Management believes the ultimate outcome of this litigation will not have a material effect on the Unit's financial position, liquidity or results of operations.

                             M-FOODS DAIRY TXCT, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
Balance Sheets                                                             34
Statements of Operations                                                   35
Statements of Cash Flows                                                   37
Notes to Financial Statements                                              38

                             M-FOODS DAIRY TXCT, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                                 BALANCE SHEETS
                            (unaudited, in thousands)

================================================================================

                                                               COMPANY                PREDECESSOR
                                                         ------------------        -----------------
                                                             SEPTEMBER 30,            DECEMBER 31,
                                                                 2001                     2000
                                                         ------------------        -----------------
ASSETS
CURRENT ASSETS
   Accounts receivable, less allowances                       $       7,947           $        5,684
   Notes receivable - related party                                      37                        -
   Inventories                                                        4,713                    2,395
   Prepaid expenses and other                                            52                       57
                                                         ------------------        -----------------
        Total current assets                                         12,749                    8,136
PROPERTY, PLANT AND EQUIPMENT - AT COST
   Buildings and improvements                                         3,271                    3,853
   Machinery and equipment                                            9,140                   13,769
                                                         ------------------        -----------------
                                                                     12,411                   17,622
   Less accumulated depreciation                                        958                    3,193
                                                         ------------------        -----------------
                                                                     11,453                   14,429
OTHER ASSETS
   Non-compete agreement                                              1,327                    8,667
                                                         ------------------        -----------------
                                                                      1,327                    8,667
                                                         ------------------        -----------------
                                                              $      25,529           $       31,232
                                                         ==================        =================
LIABILITIES AND UNIT HOLDER AND OPERATING UNIT EQUITY
CURRENT LIABILITIES
   Current maturities of non-compete commitment               $       2,400           $        2,400
   Accounts payable                                                   5,956                    3,134
   Accrued liabilities:
     Compensation                                                       316                      187
     Insurance                                                           37                       34
     Customer programs                                                  302                      139
     Other                                                              360                      403
                                                         ------------------        -----------------
        Total current liabilities                                     9,371                    6,297
DEFERRED INCOME TAXES                                                     -                       64
NON-COMPETE COMMITMENT, less current maturities                       2,400                    4,800
COMMITMENTS AND CONTINGENCIES                                             -                        -
PREFERRED SHAREHOLDER RETURN PAYABLE                                    506                        -
UNIT HOLDER AND OPERATING UNIT EQUITY                                13,252                   20,071
                                                         ------------------        -----------------
                                                              $      25,529           $       31,232
                                                         ==================        =================

------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

                             M-FOODS DAIRY TXCT, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                             STATEMENTS OF EARNINGS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                            (unaudited, in thousands)
=============================================================================

                                                         COMPANY                PREDECESSOR
                                                     ----------------          --------------
                                                          2001                     2000
                                                     ----------------          --------------
Net sales                                            $      30,346             $     22,113

Cost of sales                                               29,010                   20,428
                                                     ----------------          --------------

     Gross profit                                            1,336                    1,685

Selling, general and administrative expenses                 1,255                    1,823
                                                     ----------------          --------------
     Operating profit                                           81                     (138)

Other income (expense)                                         (13)                       -
                                                     ----------------          --------------

     Earnings before income taxes                               68                     (138)
Income tax expense                                               -                        -
                                                     ----------------          --------------

     NET EARNINGS                                    $          68             $       (138)
                                                     ================          ==============

------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

                             M-FOODS DAIRY TXCT, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                             STATEMENTS OF EARNINGS
                            (unaudited, in thousands)
=============================================================================

                                                     COMPANY                   PREDECESSOR
                                                 ----------------   -----------------------------------
                                                    SIX MONTHS         THREE MONTHS       NINE MONTHS
                                                       ENDED              ENDED              ENDED
                                                   SEPTEMBER 30,        MARCH 31,         SEPTEMBER 30,
                                                       2001               2001               2000
                                                 ----------------   -----------------------------------
Net sales                                            $59,225             $17,644             $57,119
Cost of sales                                         56,569              17,108              53,260
                                                 ----------------   -----------------------------------
   Gross profit                                        2,656                 536               3,859
Selling, general and administrative expenses           2,660               1,712               5,622
                                                 ----------------   -----------------------------------
   Operating profit                                       (4)             (1,176)             (1,763)
Other income (expense)                                    40                   -                   -
                                                 ----------------   -----------------------------------
   Earnings before income taxes                           36              (1,176)             (1,763)
Income tax expense                                         -                (447)               (714)
                                                 ----------------   -----------------------------------
   NET EARNINGS                                      $    36             $  (729)            $(1,049)
                                                 ================   ===================================

------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

                             M-FOODS DAIRY TXCT, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                            STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)
============================================================================

                                                                COMPANY                       PREDECESSOR
                                                         ---------------------  ---------------------------------------
                                                              SIX MONTHS           THREE MONTHS       NINE MONTHS
                                                                 ENDED                 ENDED              ENDED
                                                           SEPTEMBER 30, 2001      MARCH 31, 2001   SEPTEMBER 30, 2000
                                                         ---------------------  ---------------------------------------
Net cash provided by (used in) operating activities           $  4,840                 $   (31)           $  1,721

Cash flows from investing activities:
   Capital expenditures                                         (2,440)                 (2,250)             (3,962)
                                                         ---------------------  ---------------------------------------
Net cash used in investing activities                           (2,440)                 (2,250)             (3,962)

Cash flows from financing activities:
   Payments on non-compete commitment                           (2,400)                      -              (2,400)
   Net additional capital invested                                   -                   2,281               4,641
                                                         ---------------------  ---------------------------------------
Net cash provided by (used in) financing activities             (2,400)                  2,281               2,241
                                                         ---------------------  ---------------------------------------
Net decrease in cash and equivalents                                 -                       -                   -
Cash and equivalents at beginning of period                          -                       -                   -
                                                         ---------------------  ---------------------------------------
Cash and equivalents at end of period                         $      -                 $     -            $      -
                                                         =====================  =======================================

------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

                             M-FOODS DAIRY TXCT, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
===============================================================================
NOTE A - ORGANIZATION, BUSINESS AND MERGER

Organization
M-Foods Dairy TXCT, LLC (the "Company") is a majority owned subsidiary of Michael Foods, Inc., a wholly owned subsidiary of M-Foods Holdings, Inc. Prior to the Merger described below, Kohler Mix - TXCT (the "Predecessor," "Operating Unit" or the "Unit") was an operating unit of Michael Foods, Inc. The change in control of Michael Foods, Inc. and the reorganization of the operating unit into M-Foods Dairy TXCT, LLC are more fully described below.

Business
The Company processes and distributes soft serve ice cream mix, frozen yogurt mix, milk and specialty dairy products, many of which are ultra-high temperature pasteurized, from its facilities in Texas and Connecticut.

Merger
On April 10, 2001, Michael Foods, Inc. and its subsidiaries ("Michael Foods") was acquired in a transaction (the Merger") led by an investor group comprised of a management group led by Michael Foods' Chairman, President and Chief Executive Officer, Gregg Ostrander, affiliates of Jeffrey Michael, a member of the Michael Foods Board of Directors, and affiliates of two private equity investment firms, Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated, collectively, M-Foods Investors, LLC. Under the terms of the Merger agreement, all outstanding shares of Michael Foods common stock were converted into the right to receive $30.10 per share in cash, or value equal thereto, and all outstanding stock options were converted into the right to receive, in cash, $30.10 per share reduced by the exercise price per share for all shares subject to such stock options. The purchase of the outstanding shares was financed through new equity financing of approximately $175,000,000, a senior secured credit facility of up to $470,000,000 at market-based variable interest rates (effective rate of 7.3% at September 30, 2001), and $200,000,000 of senior subordinated notes at an 11.75% annual interest rate.

Immediately after the close of the Merger, Michael Foods contributed the assets of its Dairy division into two limited liability corporations, M-Foods Dairy, LLC and M-Foods Dairy TXCT, LLC (collectively, the "Dairy LLCs") and in exchange received voting preferred and voting common units from these entities equal to the fair value of the net assets contributed, which collectively were approximately $40,000,000 (the approximate fair value contributed to M-Foods Dairy TXCT, LLC was $10,000,000). The preferred units issued to Michael Foods have an annual 10% preferred return guarantee and represent 100% of the preferred units issued and outstanding. In addition, Michael Foods received 5% of the common units issued by each of the Dairy LLCs with the common units held by Michael Foods representing 100% of the voting common units issued and outstanding. These common units have a stated value of $25,000. The remaining 95% of the common units, which are non-voting, are owned by M-Foods Dairy Holdings, LLC, which is owned by the same owners, or affiliates of such owners, in the same proportion, as the unit holders of M-Foods Investors, LLC. The Dairy LLCs common unit interest owned by M-Foods Dairy Holdings, LLC was purchased for $475,000 as of April 1, 2001.

                             M-FOODS DAIRY TXCT, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
===============================================================================

NOTE A - ORGANIZATION, BUSINESS AND MERGER, (cont.)

Following the Merger, Michael Foods, Inc. became an indirect wholly-owned subsidiary of M-Foods Investors, LLC and M-Foods Dairy TXCT, LLC became a majority owned subsidiary of Michael Foods, Inc.

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

The fair value contributed by Michael Foods to M-Foods Dairy TXCT, LLC was $10,000,000 and this amount, plus an additional carryover basis of $3,603,000 was allocated to the acquired assets and liabilities based on their fair values at April 1, 2001. In addition, $118,750 was contributed by new investors in exchange for Class B - non voting common units. The fair values of long-term assets was obtained from a preliminary valuation report issued by a third party appraisal firm. The allocations were as follows:

           Working capital                          $6,968,000
           Property, plant & equipment               9,971,000
           Other assets, including goodwill          1,583,000
           Other liabilities                         4,800,000

                             M-FOODS DAIRY TXCT, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
===============================================================================

NOTE A - ORGANIZATION, BUSINESS AND MERGER, (cont.)

The following unaudited pro forma revenue and net earnings for the year ended December 31, 2000 and for the nine months ended September 30, 2001 are derived from the application of pro forma adjustments to the Predecessor historical statements of earnings and assumes the Merger had occurred on January 1, 2000:

                          Nine months ended              Year ended
                          September 30, 2001          December 31, 2000
                          ----------------------------------------------
Revenue                      $76,869,000                 $73,814,000
Net earnings                    (609,000)                 (1,883,000)

NOTE B  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying Predecessor Balance Sheet as of December 31, 2000, the Predecessor Statements of Operations for the three and nine months ended September 30, 2000 and the three months ended March 31, 2001, and the Predecessor Statements of Cash Flows for the nine months ended September 30, 2000 and the three months ended March 31, 2001 have been prepared from the historical books and records of Michael Foods. The respective Statements of Operations include an allocation of general and administrative costs incurred by Michael Foods and allocations from this Operating Unit to the other Dairy LLC operating unit, M-Foods Dairy, LLC. The accompanying unaudited financial statements and footnote information for the three and nine month periods ended September 30, 2000 have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") using the historical cost basis of assets and liabilities of the Predecessor. The accompanying unaudited financial statements and footnote information as of and for the three and six month periods ended September 30, 2001 have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the SEC using the adjusted cost basis of assets and liabilities of the Company. In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations and cash flows for the periods indicated. The Unit's financial statements include an allocation for general and administrative costs incurred by Michael Foods. Management believes its allocations to these Operating Unit financial statements are reasonable. Additionally, Operating Unit equity includes the cumulative net advances between the Operating Unit and Michael Foods, which are considered additional capital invested from or, constructive dividends to, Michael Foods. Accordingly, the accompanying financial statements may not necessarily be indicative of the results that could have been obtained if the Operating Unit had been operated as a stand-alone entity. The historical results of the Company and Predecessor for the periods indicated are not necessarily indicative of the results of the Company for a full year.

The accounting policies of the Predecessor have been adopted by the Company.

                             M-FOODS DAIRY TXCT, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
===============================================================================

NOTE B  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (cont.)

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

Inventories
Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

      Inventories consisted of the following:           Company               Predecessor
                                                      -------------           ------------
                                                      September 30,           December 31,
                                                          2001                    2000
                                                      -------------           ------------
      Raw materials and supplies                        $2,725,000             $1,505,000
      Work in process and finished goods                 1,988,000                890,000
                                                      -------------           ------------
                                                        $4,713,000             $2,395,000
                                                      =============           ============

NOTE C - INCOME TAXES

Predecessor
The activity of the Operating Unit has been included in the income tax return of Michael Foods, Inc. for financial reporting purposes. The Unit has been allocated a provision for income taxes in an amount generally equivalent to the provision that would have resulted had the Unit filed a separate income tax return.


Company
For income tax purposes the Company is a pass through entity, therefore, income taxes have not been reflected on the Company's financial statements.

NOTE D - COMMITMENTS AND CONTINGENCIES

Litigation
The Company is engaged in routine litigation incidental to its business. Management believes the ultimate outcome of this litigation will not have a material effect on the accompanying statements of financial position, liquidity or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

RESULTS OF OPERATIONS

Readers are directed to Note G - Business Segments for data on the unaudited financial results of the Company's four business segments for the three months ended September 30, 2001 and for data on the unaudited financial results of the Predecessor's four business segments for the three months ended September 30, 2000.

Net sales for the 2001 period were $299,225,000, an increase of 8% compared to the Predecessor's net sales of $276,568,000 in the 2000 period. Net sales increased because of the factors discussed in the below divisional reviews, but were higher in the 2001 period due largely to unit sales growth in three divisions and inflationary impacts in two divisions.

Egg Products Division net sales for the 2001 period reflected slightly decreased unit sales and slight price increases for certain egg products. Unit sales rose for egg substitutes, hardcooked items and precooked products, and declined slightly for other products, except for dried products, where a moderate decline was recorded. Graded shell egg prices decreased approximately 8% compared to third quarter 2000 levels, as reported by Urner Barry Publications - a widely quoted industry pricing service. Related egg market decreases lowered the cost of purchased eggs slightly. Approximately two-thirds of the Division's annual egg needs are purchased under contracts or in the spot market. A substantial majority of these eggs are priced according to the cost of grain inputs or to egg market prices as reported by Urner Barry. Approximately one-third of annual egg needs are sourced from internal flocks, where feed costs typically represent roughly two-thirds of the cost of producing such eggs. Feed costs were lower in the 2001 period, compared to the 2000 period, due mainly to lower prices for corn. Decreased egg costs from both internal and external sources in the 2001 period, as compared to the 2000 period, were generally met with flat-to-modestly-higher egg products prices, creating higher margins for certain egg products, particularly egg substitutes and dried products, and higher divisional margins in total.

Refrigerated Distribution Division net sales for the 2001 period reflected unit sales increases for several product lines, with margarine, bagels, and ethnic items showing particular strength. Unit sales growth resulted primarily from new customers gained over the past year, as the Crystal Farms brand continues to expand beyond its traditionally Midwestern core business base. Higher retail price points for dairy-related products also contributed to the dollar sales gain in the 2001 period. Margins declined in the key cheese category and for butter items. A combination of high demand and a low milk supply, due to weather impacts, caused dairy-related ingredient costs to rise sharply in the first nine months of 2001. The lack of commensurate increases in selling prices caused divisional operating profit margins and dollars to weaken considerably compared to strong 2000 levels, when the relationship between product costs and retail pricing was more favorable.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
================================================================================

THREE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30,2000, CONT.

Dairy Products Division net sales for the 2001 period reflected higher unit sales, due mainly to strong creamer and specialty cartoned products sales. Further, sales of the division's main product line, ultra-high temperature pasteurized("UHT") dairy mixes, rose on a unit basis. Inflationary impacts from a year-over-year rise in the national dairy ingredient markets added to dollar sales growth. The divisional operating profit margin and dollars increased as a result of the strong volume growth, an improved sales mix, and more efficient plant operations.

Potato Products Division net sales for the 2001 period reflected unit sales increases in all product categories. Sales were particularly strong for retail items. New account activity, same-account sales growth and higher marketing spending levels all contributed to the sales gain. The operating profit increase in the 2001 period reflected improved operating costs and the impact of a favorable sales mix, with retail sales rising as a percent of the divisional total.

The decrease in our gross profit margin for the period ended September 30, 2001, as compared to the results of the Predecessor in the 2000 period, reflected the factors discussed above, particularly increased raw material costs, which were not able to be fully recovered within the Refrigerated Distribution segment. It is our strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products' contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins in most periods.

Selling, general and administrative expenses increased as a percent of sales in the period ended September 30, 2001, as compared to the results of the Predecessor in the 2000 period. This increased expense ratio reflected the impact of incremental amortization related to the Merger completed in April 2001. Without such Merger effects, operating expenses would have been a roughly comparable percentage of net sales between periods.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

RESULTS OF OPERATIONS

Readers are directed to Note G - Business Segments for data on the unaudited financial results of the Company's and the Predecessor's four business segments and must combine three month and six month periods to evaluate the nine months ended September 30, 2001 with nine months ended September 30, 2000.

Net sales for the Company and the Predecessor in the 2001 period were $869,961,000, an increase of 9% compared to the Predecessor's net sales of $795,110,000 in the 2000 period. Net sales increased because of the factors discussed in the below divisional reviews, but were higher in the 2001 period due largely to unit sales growth in three divisions and inflationary impacts in two divisions.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
================================================================================

NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000, CONT.

RESULTS OF OPERATIONS, CONT.

Egg Products Division net sales for the 2001 period reflected flat unit sales and price increases for certain egg products and for shell eggs. Unit sales rose for several product categories, though frozen and dried products showed a moderate decline. Graded shell egg prices increased approximately 4% compared to levels in the first nine months of 2000, as reported by Urner Barry. Related egg market increases raised the cost of purchased eggs. Approximately two-thirds of the Division's annual egg needs are purchased under contracts, or in the spot market. A substantial majority of these eggs are priced according to the cost of grain inputs or to egg market prices as reported by Urner Barry. Approximately one-third of annual egg needs are sourced from internal flocks, where feed costs typically represent roughly two-thirds of the cost of producing such eggs. Feed costs were lower in the 2001 period, compared to the 2000 period, due mainly to lower prices for corn. In total, combining the higher cost external eggs with the lower cost internal eggs, divisional egg costs rose slightly in the 2001 period as compared to the 2000 period. Such increased egg costs were generally not met with comparable price changes in egg products prices, creating margin pressure for certain egg products, particularly frozen items. Also contributing to the divisional operating profit decline was the impact of incremental depreciation and amortization related to the Merger completed in April 2001.

Refrigerated Distribution Division net sales for the 2001 period reflected unit sales increases for most product lines, with bagels, potato products and ethnic items showing particular strength. Unit sales growth resulted primarily from new customers gained over the past year, as the Crystal Farms brand continues to expand beyond its traditionally Midwestern core business base. Higher retail price points for dairy-related products also contributed to the dollar sales gain in the 2001 period. Margins declined in the key cheese category and for butter items. A combination of high demand and a low milk supply, due to weather impacts, caused dairy-related ingredient costs to rise sharply in the first nine months of 2001. The lack of commensurate increases in selling prices caused divisional operating profit margins and dollars to weaken considerably compared to strong 2000 levels, when the relationship between product costs and retail pricing was more favorable.

Dairy Products Division net sales for the 2001 period reflected higher unit sales due mainly to strong creamer and specialty cartoned products sales. Further, sales of the division's main product line, UHT dairy mixes, rose on a unit basis. Inflationary impacts from a year-over-year rise in the national dairy ingredient markets added to dollar sales growth. The divisional operating profit margin and dollars increased as a result of the strong volume growth, an improved sales mix, and more efficient plant operations.

Potato Products Division net sales for the 2001 period reflected unit sales increases in all product categories. Sales were particularly strong for retail

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
================================================================================

NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000, CONT.

RESULTS OF OPERATIONS, CONT.

items. New account activity, same-account sales growth and higher marketing spending levels all contributed to the sales gain. The operating profit increase in the 2001 period reflected improved operating costs and the impact of a favorable sales mix, with retail sales rising as a percent of the divisional total. These favorable developments offset the impacts of increased marketing spending and incremental depreciation and amortization related to the Merger completed in April 2001.

The decrease in our gross profit margin for the period ended September 30, 2001, as compared to the results of the Predecessor in the 2000 period, reflected the factors discussed above, particularly the increased raw material costs within the Refrigerated Distribution segment. It is our strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products' contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins in most periods.

Selling, general and administrative expenses increased as a percent of sales for the period ended September 30, 2001, as compared to the results of the Predecessor in the 2000 period. Operating expenses reflected the impact of incremental amortization related to the Merger of the Company (see Note A) completed in April 2001 and expenses associated with terminating our investment in a Egg Products Division joint venture, which were offset by the final insurance settlement related to a 1999 Dairy Products Division product recall. Separate from selling, general and administrative expenses in the 2001 period, the Predecessor recorded non-recurring expenses related to the Merger for financial, legal, advisory and regulatory filing fees. These expenses of $11,050,000 are reflected in the Predecessor Consolidated
Statements of Earnings as transaction expenses. Exclusive of such Merger expenses, selling, general and administrative expenses were a comparable percentage of net sales in the 2001 period as compared to the 2000 period.

GENERAL

Certain of our products are sensitive to changes in commodity prices. Value-added egg products, such as extended shelf-life liquid and precooked products, account for approximately 60% of the Egg Products Division's net sales. The remainder of Egg Products Division sales is derived from the sale of other egg products and shell eggs, which vary from being very commodity-sensitive to somewhat value-added. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Graded shell egg pricing in the 2001 period was approximately 4% above 2000 levels, as measured by a widely quoted pricing service, while feed costs declined slightly year-over-year. Gross profit margins for extended shelf-life liquid eggs, egg substitutes, and precooked and hardcooked egg products are less sensitive to commodity price fluctuations than are other egg products or shell eggs.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
===============================================================================

NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000, CONT.

GENERAL, CONT.

Our Refrigerated Distribution Division derives approximately 75% of its net sales from refrigerated products produced by others, thereby reducing the effects of commodity price swings. However, in periods of sharp and accelerated cost increases there is typically a lag in retail pricing adjustments, which can result in margin compression. The balance of refrigerated distribution sales are mainly from shell eggs, some of which are produced by the Egg Products Division, sold on a distribution, or non-commodity, basis.

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

We invested approximately $13,528,000 in capital expenditures during the six months ended September 30, 2001. The Predecessor invested approximately $10,800,000 in capital expenditures during the three months ended March 31, 2001. On a combined basis, we plan to spend approximately $40,000,000 on capital expenditures in 2001, the majority of which is to expand or update production capacity for value-added products.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the three months ended September 30, 2001 period were $37,393,000, an increase of 6% compared to the Predecessor's EBITDA of $35,362,000 in the comparable three month 2000 period. EBITDA for the Company and the Predecessor in the nine month 2001 period was $106,169,000, an increase of 4% compared to the Predecessor's EBITDA of $102,269,000 in the nine month 2000 period. EBITDA increased because of the factors discussed in the above results of operations divisional reviews. Our management believes that EBITDA is a relevant measurement of the Company's financial results, as it is indicative of the relative strength of the Company's cash flows and is a key measurement contained in the financial

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
================================================================================

NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000, CONT.

GENERAL, CONT.

covenants of our senior indebtedness. In addition, as a highly leveraged company, the holders of the Company's debt have a significant interest in our cash flows. We compute EBITDA as it is defined in our senior credit agreement (see Exhibit 10.1 of our Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 18, 2001). This definition may not be comparable to that used by other companies reporting similar financial information.

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

We have senior secured credit facilities in the amount of $470,000,000 with numerous banks, other financial institutions and investment groups, which includes a $100,000,000 line of credit expiring in 2007. At September 30, 2001, there were no borrowings under the line of credit.

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

The indenture governing the notes, among other things, (a) restricts the ability of the issuer and its subsidiaries, including the guarantors of the notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, (b) places certain restrictions on the ability of certain of the issuer's subsidiaries, including the guarantors of the notes, to pay dividends or make certain payments to the issuer and (c) places restrictions on the ability of the issuer and its subsidiaries, including the guarantors of the notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the issuer. The indenture related to these notes and the senior credit facility also contain various covenants which limit our discretion in the operation of our businesses.

Our principal sources of funds are anticipated to be cash flows from operating activities and borrowings under our senior credit facility. We believe that these funds will provide us with sufficient liquidity and

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
===============================================================================

NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000, CONT.

GENERAL, CONT.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's or the Predecessor's market risk during the nine month period ended September 30, 2001.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K, CONT.

(b)      Reports on Form 8-K

The Company filed a Form 8-K on July 26, 2001 regarding a news release issued to the Company's debtholders pertaining to the Company's financial results for the three months ended June 30, 2001 and the pro forma financial results for the six month period ended June 30, 2001.

Subsequent to the reporting period herein, the Company filed a Form 8-K on November 8, 2001 regarding a news release issued to the Company's debtholders pertaining to the Company's financial results for the three months ended September 30, 2001 and the pro forma financial results for the nine month period ended September 30, 2001.

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

                                       MICHAEL FOODS, INC.
                                       ---------------------------------
                                       (Registrant)

Date:  November 14, 2001                      By: /s/ Gregg A. Ostrander
                                                -------------------------------
                                                   Gregg A. Ostrander
                                                  (Chairman, President and Chief
                                                   Executive Officer)

Date:  November 14, 2001                      By: /s/ John D. Reedy
                                                -------------------------------
                                                   John D. Reedy
                                                   (Executive Vice President,
                                                   Treasurer, Chief Financial
                                                   Officer and Principal
                                                   Accounting Officer)