Form 10-K
period 2001-12-31
MICHAEL FOODS INC /MN
filed 2002-03-28
CIK 768158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                December 31, 2001
                          ------------------------------------------------------

Commission file number                                      333-63722
                          ------------------------------------------------------

                               MICHAEL FOODS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Minnesota                                         41-0498850
--------------------------------                    ----------------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification No.)

Suite 324, Signal Bank Building
5353 Wayzata Boulevard
Minneapolis, Minnesota                                         55416
----------------------------------------            ----------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code           (952) 546-1500
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The Registrant's common stock is not publicly traded.

PART I

ITEM 1 - BUSINESS

FORWARD-LOOKING STATEMENTS

Certain items herein are "forward-looking statements." Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future sales or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, our competitive strengths and weaknesses, our business strategy and the trends we anticipate in the industries and economies in which we operate and other information that is not historical information and, in particular, appear under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." When used herein, the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes" and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but there can be no assurance that our expectations, beliefs and projections will be realized.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-K include changes in domestic and international economic conditions. Additional risks and uncertainties include variances in the demand for our products due to consumer and industry developments, as well as variances in the costs to produce such products, including normal volatility in egg and feed costs. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

RECENT DEVELOPMENT

In April 2001, Michael Foods, Inc. was acquired by an investor group comprised of a management group led by our Chairman, President and Chief Executive Officer, affiliates of Jeffrey Michael, a director of the Company, and two private equity investment firms through the merger of Michael Foods Acquisition Corp. with and into Michael Foods, Inc. (the "Merger"). The "Predecessor" refers to Michael Foods, Inc. prior to the Merger.

GENERAL

Michael Foods, Inc. and its subsidiaries (the "Company", "we", "us") is a diversified producer and distributor of food products in four areas - egg products, refrigerated distribution, dairy products, and potato products. We believe, through our Egg Products Division, we are the largest producer of processed egg products in the United States. The Refrigerated Distribution Division distributes a broad line of refrigerated grocery products to retail grocery outlets, including cheese, shell eggs, bagels, butter, margarine, muffins, potato products, juice and ethnic foods. The Dairy Products Division processes and distributes soft serve mix, ice cream mix, and extended shelf-life ultrapasteurized milk, creamers and other specialty dairy products to domestic fast food businesses and other foodservice outlets, ice cream manufacturers and others. The Potato Products Division processes and distributes refrigerated potato products sold to the foodservice and retail grocery markets in the United States. Financial information about the Company's business segments is included elsewhere herein (see Item 7).

Our strategy is to grow value-added food product sales, primarily in the foodservice market, by focusing on developing, marketing and distributing innovative, refrigerated products. The key to this strategy is "value-added", whether that is in the product, the distribution channel or in the service provided to customers.

EGG PRODUCTS DIVISION

The Egg Products Division, comprised of M. G. Waldbaum Company ("Waldbaum") and Papetti's Hygrade Egg Products, Inc. ("Papetti's"), produces, processes and distributes numerous egg products and shell eggs. Collectively, the two subsidiaries are also known as the Michael Foods Egg Products Company. We believe that the Egg Products Division is the largest egg products producer in the United States and is believed to be the third largest egg producer in the United States. Principal value-added egg products are ultrapasteurized, extended shelf-life liquid eggs ("Easy Eggs(R)" and "Table Ready(TM)"), egg white-based egg substitutes ("Better 'n Eggs(TM)", "Table Ready(TM)", and "All Whites(TM)"), hardcooked and pre-cooked egg products. Other egg products include frozen, liquid and dried egg whites, yolks and whole eggs. The Division is the largest supplier of extended shelf-life liquid eggs, precooked egg patties and omelets, dried, and hardcooked eggs in the United States and is a leading supplier of frozen and liquid whole eggs, whites and yolks. The Division distributes its egg products to food processors and foodservice customers primarily throughout the United States with some international sales in the Far East and Europe. The largest selling product line within the Division, extended shelf-life liquid eggs, and other egg products are marketed nationally to a wide variety of foodservice and industrial customers. The Division also is a leading supplier of egg white-based egg substitutes sold in the U. S. retail and foodservice markets. Most of the Division's annual shell egg sales are made to our Refrigerated Distribution Division, which, in turn, distributes them throughout its 30 state territory.

In 2001, the Division derived approximately 97% of net sales from egg products, with 3% of net sales coming from shell eggs. Pricing for shell eggs and certain egg products in the United States reflects levels reported by Urner Barry Spot Egg Market Quotations ("Urner Barry"), a recognized industry publication. Prices of certain valued-added products, such as extended shelf-life liquid eggs, egg substitutes, and hardcooked and pre-cooked egg products, typically are not significantly affected by Urner Barry quoted price levels. Such products accounted for approximately 60% of the Division's 2001 sales. Prices for the Division's other products, including frozen, short shelf-life liquid, certain dried products and, particularly, shell eggs, are significantly affected by frequently changing market levels as reported by Urner Barry.

In 2001, approximately 35% of the Division's egg needs were satisfied by production from Company-owned hens, with the balance being purchased under grower contracts and in the spot market. The cost of eggs from Company-owned facilities is largely dependent upon the cost of feed. Additionally, for an increasing proportion of eggs purchased under grower contracts, the egg cost is determined largely by the cost of feed, as the contracts are priced using a formula based upon the underlying feed costs. For a larger proportion of eggs purchased under grower contracts, plus eggs purchased in the spot market, the egg cost is determined by normal market forces. Such costs are largely determined by reference to Urner Barry quotations. Historically, feed costs have generally been less volatile than have egg market prices and internally produced eggs generally are lower in cost than are externally sourced eggs. Key feed costs, such as corn and soybean meal, are partially hedged through the use of futures and other purchase contracts. There is no market mechanism for hedging egg prices.

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

The Division's principal egg processing plants are located in New Jersey, Minnesota, Nebraska, Pennsylvania and Iowa. Certain of the Division's facilities are fully integrated from the production and maintenance of laying flocks through the processing of egg products. Fully automated laying barns, housing approximately 14,000,000 producing hens, are located in Nebraska, Minnesota and South Dakota, of which approximately 1,600,000 are housed in contract facilities. Major laying facilities also maintain their own grain and feed storage facilities. Further, the production of approximately 8,500,000 hens is under long-term supply agreements, with an additional 17,500,000 hens under shorter-term agreements. The Division also maintains facilities with approximately 2,800,000 pullets located in Nebraska and Minnesota.

REFRIGERATED DISTRIBUTION DIVISION

The Refrigerated Distribution Division, comprised of Crystal Farms Refrigerated Distribution Company ("Crystal Farms") and Wisco Farm Cooperative, distributes a wide range of refrigerated grocery products directly to retailers and to wholesale warehouses. The Division believes that its strategy of offering quality branded products at a good value relative to national brands has contributed to its growth. These distributed refrigerated products, which consist principally of cheese, eggs, bagels, butter, margarine, muffins, potato products, juice and ethnic foods, are supplied by vendors, or other divisions of the Company, to the Division's specifications. Cheese accounts for approximately 58% of divisional annual sales. While we do not produce cheese, we operate a cheese packaging facility in Lake Mills, Wisconsin, which processes and wraps various cheese products for its Crystal Farms brand cheese business and for private label customers.

The Division has expanded its market area using both company-owned and leased resources and independent distributors. The Division's market area includes 30 states primarily in the central United States. Retail locations carrying the Division's products approximate 4,300 stores, though a majority are served via customers' warehouses. In 2001, sales to the warehouse operations of SUPERVALU, Inc., and to its owned and franchised stores, represented approximately 43% of divisional sales. The Division maintains a fleet of refrigerated tractor-trailers to deliver products daily to its retail customers from ten distribution centers located centrally in its key marketing areas.

DAIRY PRODUCTS DIVISION

The Dairy Products Division, comprised of Kohler Mix Specialties, Inc. ("Kohler"), Kohler Mix Specialties of Connecticut, Inc., Midwest Mix, Inc., M-Foods Dairy, LLC, and M-Foods Dairy TXCT, LLC, processes and sells soft serve mix, ice cream mix, frozen yogurt mix, creamers, milk and specialty dairy products, many of which are ultra-high temperature ("UHT") pasteurized products. The Division sells its products throughout much of the United States from processing facilities in Minnesota, Texas and Connecticut.

UHT processing is designed to produce bacteria-free products with delicate flavors, such as milk, ice cream mixes and specialty dairy products such as coffee creamers, whipping cream, half and half and cordials. Many of the Division's products have an extended shelf-life of up to ninety days, which extends the trade territory that can be effectively served by the Division to include most of the United States.

Soft serve, frozen yogurt and ice cream mixes are made to customers' specifications. Currently, the Division produces approximately 100 different formulations. The Division believes that the customization of high quality products and high customer service levels are critical to their business.

The Division has approximately 350 customers, including branded ice cream manufacturers, quick service restaurants, other foodservice outlets and independent ice cream retailers. The Division's top five customers represented approximately 61% of 2001 divisional sales volume. Most of the Division's sales are to customers who purchase products on a cost-plus basis. This includes sales to most of the large quick-service restaurant chains operating in its market areas. Sales of soft serve, milk shake, and ice cream mixes are more seasonal than the Company's other products, with higher sales volume occurring between April and October. The addition of other specialty dairy products in recent years, such as non-refrigerated dairy creamers and cartoned items, has somewhat offset the impact on the Division's sales and earnings from this seasonality.

POTATO PRODUCTS DIVISION

Refrigerated potato products are produced and sold by Northern Star Co. ("Northern Star") and Farm Fresh Foods, Inc. ("Farm Fresh") to both the foodservice and retail markets. Products consist of shredded hash browns and diced, sliced, mashed, and other specialty potato products. In 2001, approximately 63% of the Potato Products Division's net sales were to the foodservice market, with the balance to the retail market.

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

SALES, MARKETING AND CUSTOMER SERVICE

Each of our four divisions has developed a marketing strategy, which emphasizes high quality products and customer service. Michael Foods Sales, an internal sales group, coordinates the sales of Waldbaum, Papetti's, Kohler and Northern Star, primarily for national and regional accounts, and is supported by a centralized order entry and customer service staff. The consolidations of the historically distinct egg products sales groups, and related customer service groups, were completed in early 2001. A group of foodservice brokers is used by Michael Foods Sales to supplement its internal sales efforts. Further, the Egg Products Division utilizes a separate broker group for the retail market and maintains a small sales group which handles certain industrial egg product sales. We have a marketing staff which executes marketing plans in the foodservice market, with additional resources available from outside agencies and consultants as needed.

The Refrigerated Distribution Division's internal and external sales personnel obtain orders from retail stores which are usually placed no more than one day ahead of the requested delivery date. The Division's marketing efforts are primarily focused on in-store and co-op advertising programs, which are executed with grocers on a market-by-market basis. During 2001, Crystal Farms increased its consumer support programs, with largely favorable sales volume results. The Egg Products Division also has consumer support programs to support various of its egg products sold in the retail market.

ACQUISITIONS

We have made acquisitions in prior years and anticipate that we will continue to make acquisitions as part of our strategic plan. There were no acquisitions in 2001. In 2000, we acquired Ingredient Supply, LLC, a hardcooked egg products processor located in Cokato, Minnesota. Ingredient Supply's annual sales were approximately $10 million at the time of the acquisition.

CUSTOMERS

Our foodservice sales are primarily made under long-standing preferred supplier relationships with a majority of our customers. Our customers include each of the major broad-line foodservice distributors and most national restaurant chains that serve breakfast. The major customers in each of the market channels include leading foodservice distributors, such as U.S. Foodservice (18% of our consolidated sales), Sysco (15%), national restaurant chains, such as Burger King and International House of Pancakes, and major industrial ingredient customers, such as Pillsbury and Unilever Bestfoods.

COMPETITION

All aspects of our businesses are extremely competitive. In general, food products are price sensitive and affected by many factors beyond our control, including changes in consumer tastes, fluctuating commodity prices, changes in supply due to weather, production variances and feed costs.

Our Egg Products Division is considered the largest egg products processor and the third largest egg producer in the United States. The Egg Products Division competes with many suppliers of egg products and eggs. While the shell egg industry is highly fragmented, the egg products sector is less fragmented, as there has been a trend toward consolidation in recent years and further consolidation in the industry is expected. Other major egg producers include Cal-Maine Foods, Inc. and Rose Acre Farms, Inc. We believe our Egg Products Division is among the lowest cost egg producers in the United States. We believe that Easy Eggs'(R) and Table Ready's(TM) salmonella-negative aspects, extended shelf-lives and ease of use are significant competitive advantages in the foodservice and industrial food markets for eggs. We believe our largest competitor in egg products is the Sunny Fresh Foods, Inc. subsidiary of Cargill, Inc.

Our Refrigerated Distribution Division competes with the refrigerated products of other suppliers such as Beatrice Companies, Inc. (a subsidiary of ConAgra Foods, Inc.) , Kraft Foods, Inc., Land O' Lakes, Inc., and Sargento Cheese Company, Incorporated. The Division believes that its emphasis on a high level of service and lower-priced branded products has enabled it to compete effectively in its market area with larger national brand companies.

We believe the Dairy Products Division provides a significant amount of the soft serve mix, and a significant percentage of ice cream mix, sold in Minnesota and Wisconsin. Kohler also has a large percentage of the UHT soft serve mix and UHT fluid milk business with quick service restaurant chains in the central United States. Competitors include local dairies utilizing conventional pasteurization and regional dairies with UHT products.

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

PROPRIETARY TECHNOLOGIES AND TRADEMARKS

We use a combination of patent, trademark and trade secrets laws to protect the intellectual property for our products. We own proprietary patents, and we have exclusive license agreements for several patents and technologies. In 1988, we entered into an exclusive license agreement to use patented processes developed and owned by North Carolina State University involving the ultra-pasteurization of liquid eggs. The patents licensed to us under this agreement expire between 2006 and 2010. Our license to use these patents will continue until the expiration of the patents. This patented process produces liquid eggs that are salmonella and listeria-negative, as defined by federal law, and extend the shelf-life of liquid eggs from less than two weeks to over ten weeks.

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

We believe that certain of our competitors infringe upon some of our patents and the patents licensed to us. Along with North Carolina State University, we have initiated litigation against several processors of competing liquid egg products claiming infringement of the original and subsequent related process patents licensed to us by North Carolina State University with respect to ultra-pasteurized liquid egg production. In 1992, a jury for the United States District Court for the Middle District of Florida found the original patent to be valid and that a processor, Bartow Food Co., willfully and deliberately infringed one of the patents. In another action, the United States District Court for the District of New Jersey found in 1992 and 1993 that Papetti's had infringed certain of the patents and that the licensed patents are valid and enforceable. In 1994, the Court of Appeals for the Federal Circuit upheld this judgment. In 1993, Nulaid Foods, Inc. sought a declaratory judgment that the licensed patents are invalid. This action was subsequently settled and, in July 2000, Nulaid Foods conceded the validity and enforceability of the patents, as well as their past infringement of the patents. Nulaid Foods is currently using the patented process by operating under a sublicense agreement. In 1996, reissue and reexamination proceedings were initiated by us and our competitors with the U.S. Patent and Trademark Office, or PTO, seeking to determine the scope and validity of some of the patents that we license from North Carolina State University. The PTO ruled that the claims in the licensed patents are valid and in full force and effect. In 2000, Sunny Fresh Foods, Inc., a division of Cargill, Inc., filed an action seeking declaratory judgment that Sunny Fresh Foods does not infringe upon the licensed patents and that the licensed patents are invalid. We have filed a counter claim alleging that Sunny Fresh Foods has infringed the patents. For more information, see Item 3--Legal Proceedings.

Although we actively pursue patent infringement litigation, we do not believe that the expiration of these patents will have a material adverse affect on our business or market share within these product segments because of our strong market position combined with the fact that we believe our largest competitor is currently infringing on these patents.

The Egg Products Division maintains numerous trademarks and/or trade names for its products, including "Logan Valley," "Wakefield," "Sunny Side Up," "Michael Foods," "Deep Chill," "MGW," "Simply Eggs Brand," "Better `n Eggs," "All Whites," "Chef's Omelet Brand," "Express Eggs," "Quaker State Farms," and "Broke N' Ready." Ultra-pasteurized liquid eggs are marketed using the "Easy Eggs" and "Table Ready" trade names.

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

We use an environmental consulting firm to help us comply with environmental requirements. In addition, a review was conducted by independent environmental consultants in connection with the Merger, and, as a result, we believe we are currently in material compliance with all environmental regulations and requirements. Nonetheless, as is the case with any business, if we do not fully comply with environmental regulations, or if a release of hazardous substances occurs at or from one of our facilities, we may be subject to penalties and/or held liable for the cost of remedying the condition.

Many of our facilities discharge wastewater pursuant to wastewater discharge permits. We dispose of our waste from our internal egg production primarily by providing it to farmers for use as fertilizer. We dispose of our solid waste from potato processing by selling the waste to a processor who converts it to animal feed.

We have made, and will continue to make, expenditures to maintain our compliance with environmental requirements. We have upgraded the wastewater treatment system at our Klingerstown, Pennsylvania facility and agreed to pay the city of Lenox, Iowa the cost to construct and operate a wastewater treatment plant used by our facility located there. Although our plants in Klingerstown and Lenox have exceeded their permitted wastewater discharge levels in the past, we believe that these expenditures will reduce the risk of future wastewater violations at these facilities. In addition, we are updating our wastewater treatment system at our egg production facility in Bloomfield, Nebraska. This project should be completed in the fall of 2002. Assessments of our wastewater treatment systems at the Egg Products Division's facility in Gaylord, Minnesota and the Dairy Products Division's facility in White Bear Lake, Minnesota are also underway. We may elect to upgrade the wastewater controls at these facilities or we may be required to upgrade such controls at these or other facilities in the future. However, we do not anticipate making any material capital expenditures for environmental controls for the foreseeable future.

EMPLOYEES

At December 31, 2001, we had approximately 4,050 employees. Of this total, the Egg Products Division employed approximately 2,640 full-time and 230 part-time employees, with 22 of these employees represented by the Teamsters Union. The Potato Products Division employed approximately 295 persons, approximately 185 of which were represented by the Bakery, Laundry, Allied Sales Drivers and Warehousemen Union, which is affiliated with the Teamsters. The Dairy Products Division employed approximately 265 people, approximately 85 of which were represented by the Milk Drivers and Dairy Employees Union. The Refrigerated Distribution Division employed approximately 500 employees, none of whom are represented by a union. The Michael Foods corporate, sales, distribution and customer service and information systems groups collectively employed approximately 130 people at December 31, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

See Item 10 appearing elsewhere herein.

ITEM 2 - PROPERTIES

FACILITIES

CORPORATE. We maintain leased space for our corporate headquarters, customer service office, sales office and information services group in suburban Minneapolis, Minnesota. Leased space within the same building houses the headquarters, financial and administrative services staffs of the Egg Products, Potato Products and Dairy Products divisions. We expect to relocate all staff currently in this location to a new suburban Minneapolis building during mid-2002 in order to enhance work flow and communications among our foodservice businesses.

EGG PRODUCTS DIVISION. The following table summarizes information relating to the primary facilities of our Egg Products Division:

                                                                      SIZE        OWNED/
LOCATION                          PRINCIPAL USE                   (SQUARE FEET)   LEASED
--------                          -------------                   -------------   ------

Elizabeth, New Jersey             Processing                          75,000      Leased
Elizabeth, New Jersey             Processing                         125,000      Leased
Bloomfield, Nebraska              Processing                          80,000      Owned
Cokato, Minnesota                 Processing                          25,000      Leased
LeSueur, Minnesota                Processing                          29,000      Owned
Wakefield, Nebraska               Processing                         380,000      Owned
Klingerstown, Pennsylvania        Processing and Distribution        139,000      Leased
Klingerstown, Pennsylvania        Processing and Distribution         19,000      Leased
Lenox, Iowa                       Processing and Distribution        143,000      Owned
Gaylord, Minnesota                Processing and Distribution        230,000      Owned
Elizabeth, New Jersey             Sales and Distribution              80,000      Leased
Bloomfield, Nebraska              Egg Production                     619,000      Owned

                                                                      SIZE        OWNED/
LOCATION                          PRINCIPAL USE                   (SQUARE FEET)   LEASED
--------                          -------------                   -------------   ------

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

The Egg Products Division also owns or leases, primarily for egg production operations, approximately 1,600 acres of land in Nebraska and Minnesota.

POTATO PRODUCTS DIVISION. The Potato Products Division owns a processing plant and land located in Minneapolis, Minnesota, consisting of approximately 175,000 square feet of production area. The division leases one building in North
Las Vegas, Nevada consisting of approximately 31,000 square feet.

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

The total annual base rent of the facilities described above is approximately $7.7 million. The leases for these facilities have varying length terms ranging from month-to-month to 2017. We believe that our owned and leased facilities, together with budgeted capital projects in each of our four operating divisions, are adequate to meet anticipated requirements for our current lines of business for the foreseeable future.

ITEM 3 - LEGAL PROCEEDINGS

Four patents for ultrapasteurizing liquid eggs licensed to us by North Carolina State University were involved in proceedings before the PTO. In 1996, an examiner rejected certain claims under these patents as a result of challenges from competitors. We and North Carolina State University appealed this rejection to the PTO's Board of Patent Appeals and Interferences. In September 1999, the PTO Board reversed the examiner's rejection of the claims made under the patents. As a result of these proceedings, process claims of all four patents continue to be valid and in full force and effect. Also, the fourth patent was reissued in 2001 to include product claims.

In September 2000, Sunny Fresh Foods, Inc., a division of Cargill Inc., filed a declaratory judgment action in the United States District Court for the District of Minnesota requesting the adjudication of the unenforceability and invalidity of those patents exclusively licensed to us by North Carolina State University. We have filed a counter-claim against Sunny

Fresh Foods, claiming willful infringement by Sunny Fresh Foods of these patents. This litigation is on-going and is expected to continue into early 2003.

Macartney Farms, a Canadian company that formerly distributed our egg products to the Canadian market, has filed a complaint against us and our Canadian joint venture Trilogy Egg Products, Inc., seeking damages asserting wrongful termination of its alleged exclusive marketing and distribution rights of Easy Eggs, intentional interference with economic relations, breach of fiduciary duty and recoupment of monies invested for the benefit of Michael Foods. Macartney also seeks an injunction against both Michael Foods and Trilogy from soliciting Macartney's customers. The litigation, which is pending in the Ontario Superior Court in Ottawa, is on-going and is expected to reach trial in the fall of 2002.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

None. As a result of the Merger, our stock ceased to be publicly traded.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected consolidated historical financial data with respect to the Company and the Predecessor. The data presented below has been derived from the Company's and Predecessor's Consolidated Financial Statements audited by Grant Thornton LLP, independent certified public accountants. Due to the Merger, which was accounted for as a purchase, different bases of accounting have been used to prepare the Company and Predecessor Consolidated Financial Statements. The Merger has resulted in additional interest expense for new debt incurred and higher depreciation and amortization of fixed assets and other intangible assets recorded. The accompanying Predecessor Balance Sheet and Statements of Operations data as of and for the three months ended March 31, 2001, and for the years ended December 31, 2000, 1999, 1998, and 1997 have been prepared from the historical books and records of the Predecessor. Such data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                     COMPANY                                PREDECESSOR
                                                 ---------------  ------------------------------------------------------------------
                                                  NINE MONTHS      THREE MONTHS
                                                     ENDED             ENDED                   YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------------------------
                                                  DECEMBER 31,       MARCH 31,         2000           1999         1998       1997
                                                     2001              2001
                                                 ---------------  ------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA                                                             (thousands)
Net sales......................................      $885,642         $275,627      $1,080,601   $1,053,272   $1,020,484    $956,223
Cost of sales..................................       734,008          227,707         889,138      860,256      847,383     813,771
                                                     --------         --------      ----------   ----------   ----------    --------
Gross profit...................................       151,634           47,920         191,463      193,016      173,101     142,452
Selling, general and administrative expenses...        87,484           27,376         104,657      106,686       93,548      76,173
Transaction expenses...........................             -           11,050               -            -            -           -
                                                     --------         --------      ----------   ----------   ----------    --------
Operating profit...............................        64,150            9,494          86,806       86,330       79,553      66,279
Interest expense...............................        42,335            3,293          13,206       11,664       10,136      10,830
                                                     --------         --------      ----------   ----------   ----------    --------
Earnings before income taxes and extraordinary
  item.........................................        21,815            6,201          73,600       74,666       69,417      55,449
Income tax expense ............................        12,000            2,430          28,890       30,610       29,160      23,010
                                                     --------         --------      ----------   ----------   ----------    --------
Earnings before extraordinary item.............         9,815            3,771          44,710       44,056       40,257      32,439
Extraordinary item, net of tax.................             -            9,424               -            -            -           -
                                                     --------         --------      ----------   ----------   ----------    --------
Net earnings...................................      $  9,815         $ (5,653)     $   44,710   $   44,056   $   40,257    $ 32,439
                                                     ========         ========      ==========   ==========   ==========    ========

AT PERIOD END
BALANCE SHEET DATA
Working capital................................      $ 65,477         $ 73,459      $   78,628   $   51,764   $   61,297    $ 54,788
Total assets...................................       897,133          619,721         612,904      597,917      551,516     503,655
Long-term debt, including current maturities...       553,094          192,200         198,809      178,534      166,107     146,028
Shareholders' equity...........................       152,990          257,151         258,733      264,599      244,149     229,246

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS APPEARING ELSEWHERE IN THIS FORM 10-K. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN FORWARD-LOOKING STATEMENTS. SEE ITEM 1- BUSINESS - FORWARD-LOOKING STATEMENTS.

GENERAL

We are a diversified producer and distributor of specialty egg, potato and dairy products to the foodservice, retail and industrial ingredient markets. We also distribute refrigerated grocery items, primarily cheese and other dairy products, to the retail grocery market in the central United States. The following sets forth selected historical financial data with respect to the Company and its subsidiaries, and the Predecessor. The data has been derived from the Company's and the Predecessor's audited Consolidated Financial Statements included elsewhere in this document. Our Merger, which was accounted for as a purchase, has resulted in additional interest expense for new debt incurred and higher depreciation and amortization of fixed assets and other intangible assets recorded. It is suggested that readers combine 2001 three month (Predecessor) and nine month

(Company) periods in order to compare full-year 2001 to full-year 2000.

                                                --------------------  --------------------------------------------------------------
                                                     Company                                     Predecessor
                                                --------------------  --------------------------------------------------------------
                                                    Nine Months          Three Months
                                                       ended                 ended                Years ended December 31,
                                                                                       ---------------------------------------------
                                                  December 31, 2001     March 31, 2001          2000                  1999
                                                --------------------  --------------------------------------------------------------
                                                    $          %          $        %         $          %        $          %
                                                --------------------  --------------------------------------------------------------
                                                                                    ($ in thousands)
STATEMENT OF OPERATIONS DATA:

External net sales:
   Egg products division..................        482,324    54.4      163,529     59.3     637,355    59.0     620,719      58.9
   Potato products division...............         51,268     5.8       15,585      5.7      60,731     5.6      57,353       5.5
   Dairy  products division...............        150,554    17.0       35,328     12.8     141,401    13.1     144,865      13.7
   Refrigerated distribution division.....        201,496    22.8       61,185     22.2     241,114    22.3     230,335      21.9
                                                ---------  ------     --------  -------  ----------  ------  ----------  --------
         Total net sales..................        885,642   100.0      275,627    100.0   1,080,601   100.0   1,053,272     100.0
Cost of sales.............................        734,008    82.9      227,707     82.6     889,138    82.3     860,256      81.7
                                                ---------  ------     --------  -------  ----------  ------  ----------  --------
Gross profit..............................        151,634    17.1       47,920     17.4     191,463    17.7     193,016      18.3
Selling, general and administrative
expenses..................................         87,484     9.9       27,376      9.9     104,657     9.7     106,686      10.1
Transaction expenses .....................              -       -       11,050      4.0           -       -           -         -
                                                ---------  ------     --------  -------  ----------  ------  ----------  --------
Operating profit:
   Egg products division..................         48,648     5.5       12,915      4.7      67,658     6.2      73,531       7.0
   Potato products division...............          6,639     0.7        1,688      0.6       7,650     0.7       6,751       0.6
   Dairy  products division...............          7,885     0.8        3,958      1.4       1,322     0.1       3,750       0.4
   Refrigerated distribution division.....          4,947     0.6        3,639      1.3      16,001     1.5      10,656       1.0
   Corporate..............................         (3,969)   (0.4)     (12,706)    (4.6)     (5,825)   (0.5)     (8,358)     (0.8)
                                                ---------  ------     --------  -------  ----------  ------  ----------  --------
   Total operating profit.................         64,150     7.2        9,494      3.4      86,806     8.0      86,330       8.2
                                                =========  ======     ========  =======  ==========  ======  ==========  ========
Interest expense, net.....................         42,335     4.8        3,293      1.2      13,206     1.2      11,664       1.1

RESULTS OF OPERATIONS

COMBINED RESULTS FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO PREDECESSOR'S YEAR ENDED DECEMBER 31, 2000

NET SALES. Net sales for the year ended December 31, 2001 increased $80.7 million, or 7%, to $1,161.3 million from $1,080.6 million for the year ended December 31, 2000. Over one-half of this increase was the result of a 31% increase in net sales from the Dairy Products Division, with both volume growth and higher dairy market pricing contributing to this growth. External net sales growth of 9% and 10% was recorded by the Refrigerated Distribution and Potato Products divisions. Refrigerated Distribution sales growth was roughly half from unit sales growth and half from price inflation, particularly in the important cheese category. Potato Products sales growth was primarily from increased unit sales, with particularly strong growth seen in the retail category. Sales growth in the Egg Products Division was minimal due to fairly stable volume and pricing.

EGG PRODUCTS DIVISION SALES. Egg Products Division net sales for the year ended December 31, 2001 increased $8.5 million, or 1%, to $645.9 million from $637.4 million for the year ended December 31, 2000. Sales growth for certain higher value-added products, such as pre-cooked patties and omelets, egg substitutes and hardcooked eggs, offset lower sales from commodity-sensitive lines such as dried products. During 2001, shell egg prices declined by approximately 3% as reported by Urner Barry, resulting in narrow margins for frozen, short-shelf life liquid and dried egg products. As a result, we limited sales volumes for frozen products, in particular, because of the adverse pricing and margin environment. Sales of higher value-added egg products represented approximately 60% of the egg product division's sales in both 2001 and 2000.

POTATO PRODUCTS DIVISION SALES. Potato Products Division net sales for the year ended December 31, 2001 increased $6.2 million, or 10%, to $66.9 million from $60.7 million for the year ended December 31, 2000. This increase was mainly due to a strong unit sales growth for retail refrigerated potato products, which increased approximately 25% from 2000. Also, foodservice unit sales increased by approximately 7%. Sales to new customers, growth in sales to existing customers, marketing spending and new product introductions all contributed to the sales increase.

DAIRY PRODUCTS DIVISION SALES. Dairy Products Division net sales for the year ended December 31, 2001 increased by $44.5 million, or 31%, to $185.9 million from $141.4 million for the year ended December 31, 2000. This increase was mainly due to strong unit sales volumes for certain specialty cartoned items contract packed for other dairies and notable growth in non-refrigerated creamer sales. National dairy ingredient price increases during the year resulted in a higher pricing environment for the products sold by the Division. Hence, inflation was also a significant factor in the higher divisional external net sales in 2001. Sales in 2000 were adversely impacted as a result of volume declines and operating inefficiencies associated with the aftermath of a 1999 recall of cartoned milk.

REFRIGERATED DISTRIBUTION DIVISION SALES. Refrigerated Distribution Division net sales for the year ended December 31, 2001 increased $21.6 million, or 9%, to $262.7 million from $241.1 million for the year ended December 31, 2000. This increase was mainly due to unit sales growth in cheese, margarine and bagels. Cheese sales growth was somewhat constrained, and butter sales declined, as a result of high retail price points during much of the year due to a high national butterfat market. Divisional volume growth in 2001 resulted from sales to new customers, particularly in new territories, promotional activity and increased consumer advertising. Inflation also contributed to divisional sales growth due to higher dairy prices.

GROSS PROFIT. Gross profit for the year ended December 31, 2001 increased $8.1 million, or approximately 4%, to $199.6 million from $191.5 million for the Predecessor in the year ended December 31, 2000. The combined gross profit margin was 17.2% of net sales for 2001, as compared to 17.7% of net sales for the Predecessor in 2000. The decrease in gross profit margin was mainly due to decreased gross profit from frozen egg products, resulting from market price pressures, and reduced gross margins from cheese and butter sales due to the significant rise in product costs in 2001, which outpaced our ability to adjust our selling prices for much of the year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended December 31, 2001 increased $10.2 million, or 10%, to $114.9 million from $104.7 million for the Predecessor for the year ended December 31, 2000. Selling, general and administrative expenses increased as a percent of sales in 2001, as compared to Predecessor results in 2000. Higher expenses were incurred in

2001 to support retail and foodservice marketing efforts and broadened sales efforts, and to establish a centralized purchasing department. Additionally, operating expenses reflected the impact of incremental amortization related to the Merger, of approximately $3.0 million, which resulted in the slightly higher expense as a percentage of sales. Separate from selling, general and administrative expenses in 2001, the Predecessor recorded non-recurring expenses related to the Merger for financial, legal, advisory and regulatory filing fees. These expenses of approximately $11.1 million are reflected in the Predecessor's Consolidated Statements of Earnings as transaction expenses.

OPERATING PROFIT. Operating profit for the year ended December 31, 2001 decreased $13.2 million, or approximately 15%, to $73.6 million from $86.8 million for the Predecessor for the year ended December 31, 2000. This decrease was mainly due to the Merger transaction expenses incurred by the Predecessor in the first three months of 2001, as discussed above.

EGG PRODUCTS DIVISION OPERATING PROFIT. Egg Products Division operating profit for the year ended December 31, 2001 decreased $6.1 million, or 9%, to $61.6 million from $67.7 million for the year ended December 31, 2000. Operating profit for higher value-added egg products decreased by $5.5 million, or 8%, from 2000, while operating profits from other egg products remained relatively flat. The decrease in operating margins was mainly due to an approximately $4.0 million increase in amortization of goodwill and increased depreciation of approximately $6.2 million as a result of asset appraisals related to the Merger. The 2001 operating profit for the Division was also affected by an approximately $1.6 million loss from the Division's termination of a European joint venture. A break-even return was recorded from the same joint venture in 2000.

POTATO PRODUCTS DIVISION OPERATING PROFIT. Potato Products Division operating profit for the year ended December 31, 2001 increased $0.7 million, or 9%, to $8.3 million from $7.6 million for the year ended December 31, 2000. This increase reflected benefits from volume growth, particularly from the more profitable retail segment, and continuing improvements in plant operations.

DAIRY PRODUCTS DIVISION OPERATING PROFIT. Dairy Products Division operating profit for the year ended December 31, 2001 increased significantly, up $10.5 million to $11.8 million from $1.3 million for the year ended December 31, 2000. Divisional operating profit increased substantially as a result of strong unit sales growth, particularly from specialty items such as non-refrigerated creamers, and improved plant operating costs. Operating profits were also favorably impacted by a $3.2 million final insurance settlement payment related to a 1999 recall and reduced amortization expense of $1.2 million resulting from the appraisal of a non-compete agreement due to the Merger. Divisional operating profitability was depressed in 2000 due to the loss of a major industrial customer, increased bad debt expense resulting from a foodservice distributor's bankruptcy filing, higher overhead expenses and above average operating expenses as a result of a 1999 product recall.

REFRIGERATED DISTRIBUTION DIVISION OPERATING PROFIT. Refrigerated Distribution Division operating profit for the year ended December 31, 2001 decreased $7.4 million, or 46%, to $8.6 million from $16.0 million for the year ended December 31, 2000. Profit margins of key lines, such as cheese and butter, were depressed due to a rapid and sustained increase in dairy market-based ingredient costs through much of the year, without a comparable increase in retail selling prices. These market conditions were in sharp contrast to those which prevailed in 2000.

PREDECESSOR: YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31,
1999

NET SALES. Net sales for the year ended December 31, 2000 increased $27.3 million, or 3%, to $1,080.6 million from $1,053.3 million for the year ended December 31, 1999. This increase was primarily attributable to an increase in net sales from the Egg Products Division of $16.7 million and an increase in net sales from the Refrigerated Distribution Division of $10.8 million.

EGG PRODUCTS DIVISION SALES. Egg Products Division net sales for the year ended December 31, 2000 increased $16.7 million, or 3%, to $637.4 million from $620.7 million for the year ended December 31, 1999. The increase was primarily attributable to a 7% unit sales growth for all higher value-added products, such as extended shelf-life liquid, pre-cooked, hard cooked and egg substitutes. This sales growth more than offset price declines on certain products, including frozen and dried eggs. During 2000, shell egg prices dropped to a 15 year low, which for a variety of reasons (most notably supply and demand imbalances), resulted in narrow margins for frozen, short-shelf life liquid and dried eggs. The Predecessor limited sales volumes for these products because of the adverse pricing environment. Sales of higher value-added egg products represented approximately 60% of the egg product division's sales in 2000, up from 58% in 1999.

POTATO PRODUCTS DIVISION SALES. Potato Products Division net sales for the year ended December 31, 2000 increased $3.3 million, or 6%, to $60.7 million from $57.4 million for the year ended December 31, 1999. This increase was primarily attributable to a strong unit sales growth for retail refrigerated potato products, which increased 12% from 1999. Sales to new customers, growth in sales to existing customers and new product introductions all contributed to the increase in sales as well.

DAIRY PRODUCTS DIVISION SALES. Dairy Products Division net sales for the year ended December 31, 2000 decreased by $3.5 million, or 2%, to $141.4 million from $144.9 million for the year ended December 31, 1999. This decrease was primarily attributable to lower unit sales volumes for certain packaged mixes and the loss of its industrial ingredient customer in late 1999, as a result of problems related to a product recall which accounted for $15 million of our sales in 1999. These declines were offset by increased volumes as a result of the acquisition of a Connecticut dairy facility in May 1999, which expanded the division' geographic coverage, continued growth in non-refrigerated dairy creamers as a result of product line extensions and customer additions and a recovery in cartoned specialty products, one year after the 1999 recall. In early 1999, the Division recalled milk carton products which may have been contaminated. Sales in 2000 were adversely impacted as a result of volume declines and operating inefficiencies associated with the recall. In response, the Division upgraded its facilities and equipment, implemented improved quality control, testing and operating procedures and added new senior management.

REFRIGERATED DISTRIBUTION DIVISION SALES. Refrigerated Distribution Division net sales for the year ended December 31, 2000 increased $10.8 million, or 5%, to $241.1 million from $230.3 million for the year ended December 31, 1999. This increase was primarily attributable to strong unit sales growth in cheese, which increased 11% from 1999, and butter, which increased 15% from 1999. Strong volume growth resulted from sales to new customers, particularly in new territories, promotional activity and increased consumer advertising.

GROSS PROFIT. Gross profit for the year ended December 31, 2000 decreased $1.5 million, or approximately 1%, to $191.5 million from $193.0 million for the year ended December

31, 1999. The gross profit margin was 17.7% of net sales for 2000, as compared to 18.3% of net sales for 1999. The decrease in gross profit was mainly attributable to a $14.9 million decrease in gross profit from lower value-added egg products resulting from a decrease in margins, as discussed above, and $0.8 million from the loss of the industrial dairy mix customer in late 1999 as a result of problems related to the product recall, partially offset by increased gross profit from our higher value-added egg products, refrigerated case items and specialty potato products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended December 31, 2000 decreased $2.0 million, or 2%, to $104.7 million from $106.7 million for the year ended December 31, 1999. Selling, general and administrative expenses declined as a percent of sales in 2000, as compared to the results in 1999. Expenses decreased due to reductions in costs associated with an information systems upgrade project, the majority of which was completed in the third quarter of 2000, as compared to peak expense levels on this project in 1999 and reduced payments under the executive incentive plan from 1999 levels. The Predecessor also benefited from effective expense controls in other areas of the business and the favorable impact of reduced egg products royalty payments arising from a renegotiation of these payments in exchange for the assumption by us of certain administrative expenses, including a portion of the expenses related to litigation or other disputes in connection with some of the patents that we license. These benefits more than offset increases in bad debt expense resulting from a foodservice distributor's bankruptcy filing and additional marketing efforts.

OPERATING PROFIT. Operating profit for the year ended December 31, 2000 increased $0.5 million, or approximately 1%, to $86.8 million from $86.3 million for the year ended December 31, 1999. This increase was mainly due to increased operating profits in the Potato Products and Refrigerated Distribution Divisions, which were partially offset by a decline in operating profits of the Egg Products and Dairy Products divisions.

EGG PRODUCTS DIVISION OPERATING PROFIT. Egg Products Division operating profit for the year ended December 31, 2000 decreased $5.8 million, or 8%, to $67.7 million from $73.5 million for the year ended December 31, 1999. Operating profit for higher value-added egg products increased by $6.2 million, or 10%, from 1999, while operating profit from other egg products declined by 98% to approximately break-even levels. Operating profits for our industrial ingredient egg products declined by $14.0 million in 2000 as a result of a decrease in margins. The operating profit for the entire Egg Products Division was impacted by a $4.6 million increase in depreciation as a result of substantial capital expenditures made throughout the Division in 1999.

POTATO PRODUCTS DIVISION OPERATING PROFIT. Potato Products Division operating profit for the year ended December 31, 2000 increased $0.9 million, or 13%, to $7.7 million from $6.8 million for the year ended December 31, 1999. This increase reflected benefits from volume growth and continuing improvements in plant operations, which were partially offset by increased marketing spending.

DAIRY PRODUCTS DIVISION OPERATING PROFIT. Dairy Products Division operating profit for the year ended December 31, 2000 decreased $2.5 million, or 65%, to $1.3 million from $3.8 million for the year ended December 31, 1999. Divisional operating profit declined in 2000 as a result of the loss of its major industrial customer, increased bad debt expense resulting from a foodservice distributor's bankruptcy filing, higher overhead expenses, continued above average operating expenses as a result of the 1999 product recall and increased amortization related to the acquisition of a dairy facility in Connecticut.

REFRIGERATED DISTRIBUTION DIVISION OPERATING PROFIT. Refrigerated Distribution Division operating profit for the year ended December 31, 2000 increased $5.3 million, or 50%, to $16.0 million from $10.7 million for the year ended December 31, 1999. Strong unit sales growth, along with a reduction in cheese supply costs without a related reduction in selling prices, resulted in increases in margins during 2000.

SEASONALITY AND INFLATION

Consolidated quarterly operating results are affected by the seasonality of our net sales and operating profits. Specifically, shell egg prices typically rise seasonally in the first and fourth quarters of the year due to increased demand during holiday periods. Consequently, net sales in the Egg Products Division increase in the fourth quarter. Generally, the Refrigerated Distribution Division has higher net sales and operating profits in the fourth quarter, coinciding with incremental consumer demand during the holiday season. Net sales and operating profits from the Dairy Products Division typically are significantly higher in the second and third quarters due to increased consumption of ice cream products during the summer months. Operating profits from the Potato Products Division are less seasonal, but tend to be higher in the second half of the year coinciding with the potato harvest. In recent years, other than fluctuations in raw material costs, largely related to supply and demand variances, inflation has not been a significant factor in our operations. Inflation is not expected to have a significant impact on the business, financial condition or results of operations since we can generally offset the impact of inflation through a combination of productivity gains and price increases.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our liquidity requirements principally through internally generated funds, senior bank borrowings, and the issuance of other indebtedness. We believe such sources remain viable financing alternatives to meet our anticipated needs. Our investments in acquisitions, joint ventures and capital expenditures have been a significant use of capital. We plan to continue to invest in state-of-the-art production facilities to enhance our competitive position.

Cash flow provided by operating activities was $114.8 million for the year ended December 31, 2001, combining Company and Predecessor results, compared to $69.1 million and $107.7 million for the years ended December 31, 2000, and 1999, respectively, for the Predecessor. The increase in cash flow provided by operating activities from 2000 to 2001 was due principally to increased depreciation and amortization, and reduced working capital. The decrease in the Predecessor's cash flow provided by operating activities from 1999 to 2000 was due principally to an increase in working capital.

As a result of the Merger, we incurred approximately $580 million of long-term debt, including $380 million of borrowings under our senior credit agreement and $200 million of indebtedness through the issuance of 11.75% senior subordinated notes due 2011. Our total annual interest expenses related to the term loans under the credit agreement and the notes are expected to be in excess of $50 million in 2002. In addition, the aggregate maturities of long-term debt, for the years subsequent to December 31, 2001, are as follows:

            2002                                 $ 12,962,000
            2003                                   22,019,000
            2004                                   17,949,000
            2005                                   15,371,000
            2006                                   23,664,000
            2007 and thereafter                   461,129,000
                                                 -------------
                                                 $553,094,000
                                                 =============

We have a credit agreement with various lenders, including commercial banks, other financial institutions and investment groups, which expires in 2007 and 2008 and provides credit facilities which originally provided $470 million. Within these credit facilities there is a $100 million revolving line of credit. As of December 31, 2001, approximately $347.7 million was outstanding under the credit agreement, inclusive of $5 million under the revolving line of credit. The weighted average interest rate for our borrowings under the credit agreement was 6.5% at December 31, 2001. Given our business trends and cash flow forecast, we do not anticipate a significant use of the revolving line of credit during 2002. However, it is possible that one or more acquisitions could arise, which could result in much of the revolving line of credit being utilized at some point.

The credit agreement contains various restrictive covenants. It prohibits us from prepaying other indebtedness, including the notes, and it requires us to maintain specified financial ratios, such as a minimum ratio of EBITDA to interest expense, a minimum fixed charge coverage ratio, a maximum ratio of senior debt to EBITDA and a maximum ratio of total debt to EBITDA, and satisfy other financial condition tests including limitations on capital expenditures. In addition, the credit agreement prohibits us from declaring or paying any dividends and prohibits us from making any payments with respect to the notes if we fail to perform our obligations under, or fail to meet the conditions of, the credit agreement or if payment creates a default under the credit agreement.

The indenture governing the subordinated notes, among other things: (i) restricts our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (ii) prohibits certain restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (iii) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indenture related to the notes and the credit agreement also contain various covenants which will limit our discretion in the operation of our business. We were in compliance with all of the covenants in the indenture and the credit agreement as of December 31, 2001.

Our ability to make payments on and to refinance our debt, including the subordinated notes, and to fund planned capital expenditures will depend on our ability to generate sufficient cash in the future. This, to some extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We believe that, based on current levels of operations, we will be able to meet our debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If our future cash flows from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the notes, on or before maturity. We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including the notes and our new credit agreement, may limit our ability to pursue any of these alternatives.

Our longer-term planning is focused on growing our sales, earnings and cash flows primarily by focusing on our existing business lines, through expanding product offerings, increasing production capacity for value-added products and broadening customer bases. We believe our financial resources are sufficient to meet the working capital and capital spending necessary to execute our longer-term plans. In executing these plans, we expect to reduce debt over the coming years. However, possible significant acquisition activity could result in us seeking additional financing resources, which we would expect would be available to us if they are sought.

CAPITAL SPENDING

The Company and Predecessor invested approximately $34 million in capital expenditures during the year ended December 31, 2001, approximately $37 million in 2000 and approximately $74 million in 1999. Capital expenditures each year mainly related to expanding capacity for value-added products, especially in the egg and dairy products divisions, to expand warehouse space for all of our divisions, and the implementation of an enterprise resource planning software package. Also the Predecessor purchased substantially all of the assets of Ingredient Supply LLC, a hardcooked egg products processor for approximately $2 million and acquired certain assets of a dairy products facility in Connecticut for approximately $5.7 million. The Predecessor also invested approximately $10 million in three foreign egg products joint ventures. Capital expenditures in 2001, 2000 and 1999 were funded from cash flow from operations and borrowings under credit facilities. We plan to spend approximately $44 million in total capital expenditures for 2002, which will be used to maintain existing production facilities, to expand production capacity for value-added products, such as specialty dairy products, and to update computers. This spending will be funded from operating cash flow and available capacity under the revolving line of credit agreement.

DEBT GUARANTEES

We have guaranteed the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of several municipalities where we have food processing facilities. The repayment of these bonds is funded through the wastewater treatment charges paid by the Company. However, should those charges not be sufficient to pay the bond payments as they become due, we have agreed to pay any shortfall. The remaining principal balance of these bonds at December 31, 2001 was approximately $6,900,000.

INSURANCE

In general, our insurance costs have increased over the past two years. The insurance industry trends toward significantly higher premiums were accelerated by global geo-political events in the fall of 2001. As a result, we anticipate our 2002 property and casualty insurance premiums will rise by approximately 70% from 2001 levels, with further premium increases highly likely in 2003. We have also experienced, and expect to continue to see, rising premiums for the Company's portion of health and dental insurance benefits offered to our employees.

MARKET RISK

COMMODITY HEDGING

COMMODITY RISK MANAGEMENT. The principal market risks to which we are exposed that may adversely affect our results of operations and financial position include changes in future commodity prices and interest rates. We seek to minimize or manage these market risks through normal operating and financing activities and through the use of commodity contracts and interest rate swap agreements, where practicable. We believe that the use of these instruments to manage risk is in our best interest. We do not trade or use instruments with the objective of earning financial gains on the commodity price or interest rate fluctuations, nor do we use instruments where there are not underlying exposures.

The primary raw materials used in the production of eggs are corn and soybean meal. We purchase these materials to feed our approximately 14 million hens, which produce approximately 35% of our annual egg requirements. Shell and liquid eggs are purchased from third-party suppliers and in the spot market for the remainder of the Egg Products Division's needs. Eggs, corn and soybean meal are commodities that are subject to significant price fluctuations due to market conditions which, in certain circumstances, can adversely affect the results of operations.

In order to reduce the impact of changes in commodity prices on our operating results, a risk management strategy that includes the following elements has been developed:

          - We hedge a significant percentage of our grain commodity requirements for both internal egg production and third-party egg procurement contracts that are priced based on grain prices, which collectively account for approximately 52% of our egg requirements. This activity protects against unexpected increases in grain prices and provides predictability with respect to a portion of future raw materials costs. Hedging can diminish the opportunity to benefit from the improved margins that would result from an unanticipated decline in grain prices. The degree to which we are hedged varies based on our expectation of future commodity prices.

          - We seek to align our procurement and sales volumes by matching the percentage of variable pricing contracts with our customers and the percentage of raw materials procured on a variable basis. This matching of our variable priced procurement contracts with that of variable priced sales contracts provides us with a natural hedge during times of grain and egg market volatility. As part of this effort, we are attempting to transition customers to variable pricing contracts that are priced off the same index used to purchase shell and liquid eggs. These efforts have generally been successful over the past two years.

          - We have negotiated agreements with certain of our fixed price customers which allow us to raise prices by giving 30 to 60 days notice in response to increased commodity prices. The majority of these contracts are with major broad-line foodservice distributor customers who are generally less sensitive to price increases because their customers purchase food products from them on a cost-plus basis.

          - We are continuing to transition customers from lower value-added egg products to higher margin, higher value-added specialty products. These products are less sensitive to fluctuations in underlying commodity prices because the raw material component is a smaller percentage of total cost and we generally have the ability to pass through certain cost increases related to our higher value-added egg products to customers. This transition to higher value-added specialty products has taken place gradually over the last 4-5 years. These products represented approximately 60% of our egg products sales in 2001, up from approximately 52% in 1997.

The following table is a sensitivity analysis that estimates our exposure to market risk associated with corn and soybean meal futures contracts. The notional value of commodity positions represents the notional value of the corn and soybean meal futures contracts for the year ended December 31, 2001. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in commodity prices (amounts in thousands).

                                                                Notional      Market
                                                                 value        risk
                                                                 -----        ----
               Corn futures contracts:

                      Highest position.......................  $  28,518     $  2,852
                      Lowest position........................     16,929        1,692
                      Average position.......................     23,454        2,345

               Soybean meal futures contracts:

                      Highest position.......................  $  17,881     $  1,788
                      Lowest position........................     12,103        1,210
                      Average position.......................     15,197        1,520

During 2001, we began entering into futures contracts to cover a portion of our estimated cheese procurement needs. At December 31, 2001, the net fair value of such contracts was approximately $25.7 million. These contracts expire at various times through September 2002 and cover approximately 35% of our estimated requirements during that period. The potential loss in fair value of these contracts resulting from a 10% adverse change in the underlying commodity prices would be approximately $2.6 million.

Additionally, we hedge a portion of our natural gas production requirements through the use of futures contracts. At December 31, 2001, the net fair value of such contracts was approximately $4.6 million. These contracts expire at various times through March 2003 and cover varying percentages of our estimated usage requirements during that period, up to as much a 90% in certain periods. The potential loss in fair value of these contracts resulting from a 10% adverse change in the underlying commodity prices would be approximately $0.5 million.

INTEREST RATES

Due to our Merger, we have fixed rate debt of $200 million, which we believe has a fair value of approximately the same amount as of the end of 2001. The market risk related to this fixed rate debt, which represents the impact on the fair value from a hypothetical 100 basis point change in interest rates, is $2 million. The remainder of our approximately $350 million of debt obligations carry a variable rate of interest. Therefore, the interest paid on those obligations floats with market changes in interest rates. As part of our risk management strategy, we have entered into interest swap arrangements that correspond with the interest payment terms on $215 million borrowed under the variable portion of our credit agreement. As such, the market risk related to these interest rate swaps using the same assumption as above would be $2.15 million.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to General Instruction G(2), information is incorporated by reference to Item 7 -Management's Discussion and Analysis of Financial Condition and Results of Operations, Market Risk above.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes and schedules required by this Item are set forth in Part IV, Item 14 herein. Supplementary unaudited consolidated quarterly financial data follows, in thousands:

                                                    QUARTER
                             --------------------------------------------------------
                                 FIRST        SECOND        THIRD        FOURTH
                                 -----        ------        -----        ------
2001                           Predecessor                 Company
----                         --------------  ----------------------------------------
Net sales....................     $275,627     $295,109      $299,225      $291,308
Gross profit.................       47,920       50,254        50,789        50,591
Net earnings.................       (5,653)       1,669         3,297         4,849

2000                                              Predecessor
----                         --------------------------------------------------------
Net sales....................     $251,926     $266,616      $276,568      $285,491
Gross profit.................       46,855       49,635        47,748        47,225
Net earnings.................        9,489       12,275        11,818        11,128

Per share information has not been included in this table because our stock ceased to be publicly traded as a result of the Merger.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Michael Foods, Inc. is a wholly owned subsidiary of M-Foods Holdings, Inc., a corporation owned by M-Foods Investors, LLC, whose members include affiliates of Vestar Capital Partners and Goldner Hawn Morrison & Johnson, members of our senior management and affiliates of the Michael family. Each member of the management committee of M-Foods Investors is also a director of Michael Foods. For more information, see Item 13 - Certain Relationships and Related Transactions.

The executive officers, directors and key employees of Michael Foods, and their ages and positions, are as follows:

NAME                                       AGE   POSITION
----                                       ---   --------
Gregg A. Ostrander.......................   49   President, Chief Executive Officer and Chairman
John D. Reedy............................   56   Executive Vice President, Chief Financial Officer and
                                                 Treasurer
Mark D. Witmer...........................   44   Assistant Treasurer and Secretary
James D. Clarkson........................   49   President--Potato Products, Dairy Products and Refrigerated
                                                 Distribution Divisions
Bill L. Goucher..........................   55   President--Egg Products Division
Bradley L. Cook..........................   46   Executive Vice President and Chief Financial Officer--Egg
                                                 Products Division
Max R. Hoffmann..........................   43   Chief Financial Officer--Potato Products, Dairy Products and
                                                 Refrigerated Distribution Divisions
James Mohr...............................   50   Vice President--Supply Chain Logistics
Harold D. Sprinkle.......................   55   Executive Vice President--Sales
J. Christopher Henderson (1).............   34   Director
Jerome J. Jenko (2)......................   64   Director
James P. Kelley (2)......................   47   Director
Leonard Lieberman (1)....................   73   Director
Jeffrey J. Michael (1)...................   45   Director
John L. Morrison (2).....................   56   Director
Kevin A. Mundt (2).......................   48   Director

(1) Members of our Audit Committee
(2) Members of our Compensation Committee

GREGG A. OSTRANDER is our President and Chief Executive Officer and has held these positions since 1994. Mr. Ostrander has also been Chairman since 2001. Mr. Ostrander had been a director of the Predecessor beginning in 1994. In 1993, Mr. Ostrander served as the Predecessor's Chief Operating Officer. Mr. Ostrander is also a director of Arctic Cat Inc.

JOHN D. REEDY is our Executive Vice President, Chief Financial Officer and Treasurer and has held these positions since 2000. From 1988 to 2000, Mr. Reedy was the Predecessor's Vice President--Finance and Chief Financial Officer, and he has been Predecessor and Company Treasurer since 1990.

MARK D. WITMER is our Assistant Treasurer and Secretary. He had held the former Predecessor position since 1995 and the latter Company position since 2001. Mr. Witmer joined the Predecessor as the Director of Corporate Communications in 1989.

JAMES D. CLARKSON is President of the Potato Products, Dairy Products and Refrigerated Distribution divisions, positions he has held since 1995, 2000 and early 2002, respectively. Mr. Clarkson joined the Predecessor in 1994 as Vice President and General Manager of Crystal Farms.

BILL L. GOUCHER is the President of the Egg Products Division, a position he has held since 2000. He has also been President of Waldbaum since joining the Predecessor in 1993.

BRADLEY L. COOK is Executive Vice President and Chief Financial Officer of our Egg Products Division. He has held this position, and the same position in the
M. G. Waldbaum Company subsidiary, since 1992.

MAX R. HOFFMANN is the Chief Financial Officer for our Potato Products, Dairy Products and Refrigerated Distribution divisions. He has held the Potato Products position since 1995, the Dairy Products position since 2000, and the Refrigerated Distribution position since early 2002. He previously served as Controller of the Refrigerated Distribution Division from 1993 to 1995.

JAMES MOHR is our Vice President--Supply Chain Logistics, a position he has held with the Predecessor, and now the Company, since 1996.

HAROLD D. (DEAN) SPRINKLE is our Executive Vice President--Sales, a position he has held with the Predecessor, and now the Company, since 1999. Mr. Sprinkle joined the Predecessor in 1989 and has held various positions, including Vice President of Foodservice Sales, National Accounts and U.S. Business Development.

J. CHRISTOPHER HENDERSON has been a director and a member of the management committee of M-Foods Investors since 2001. Mr. Henderson is a Managing Director of Vestar Capital Partners. Prior to joining Vestar Capital Partners in 1993, Mr. Henderson was a member of the Mergers and Acquisitions group at The First Boston Corporation. Mr. Henderson is also a director of St. John Knits International, Incorporated.

JEROME J. JENKO has been a director and a member of the management committee of M-Foods Investors since 2001. Mr. Jenko had been a director of the Predecessor beginning in 1998. He has been Chief Executive Officer of Jenko & Associates, and Senior Advisor--Goldsmith, Agio, Helms and Company, an investment banking firm, since 1997. Mr. Jenko served as Senior Vice President, General Counsel and Secretary of The Pillsbury Company from 1989 to 1997.

JAMES P. KELLEY has been a director and a member of the management committee of M-Foods Investors since 2001. Mr. Kelley is a Managing Director of Vestar Capital Partners and was a founding partner of Vestar Capital Partners in 1988. Mr. Kelley is a director of Consolidated Container Company LLC, St. John Knits International, Incorporated and Westinghouse Air Brake Technologies Corporation.

LEONARD LIEBERMAN has been a director and a member of the management committee of M-Foods Investors since 2001. Since 1988, Mr. Lieberman has served as a consultant to Vestar Capital Partners and its affiliates. Currently, Mr. Lieberman is a director of Sonic Corporation, Consolidated Container Company LLC, Nice Pak Products, Inc. and Sheridan Healthcare, Inc.

JEFFREY J. MICHAEL has been a director and a member of the management committee of M-Foods Investors since 2001. Mr. Michael had been a director of the Predecessor beginning in 1990. Mr. Michael is President, Chief Executive Officer and director of Corstar Holdings, Inc., a holding company owning businesses engaged in voice and data connectivity and networking products and services. Mr Michael is a director of CorVel Corporation. Mr. Michael has held these positions since 1997.

JOHN L. MORRISON has been director and a member of the management committee of M-Foods Investors since 2001. Mr. Morrison is a Managing Director of Goldner Hawn Johnson & Morrison, a position he has held since 1989. Mr. Morrison is a director of Claire-Sprayway, Inc., Woodcraft Industries, Inc., Havco Wood Products, Inc., American Engineered Components, Inc. and Andersen Windows Corporation.

KEVIN A. MUNDT has been a director and a member of the management committee of M-Foods Investors since 2001. Mr. Mundt is Vice President, a member of the Board of Directors and head of the Retail and Consumer and Financial Services practices of Mercer Management Consulting. Since 1982, Mr. Mundt has served as a consultant to multinational corporations, working for Corporate Decisions, Inc. until its merger into Mercer Management Consulting. Mr. Mundt is a member of the board of directors of Remington Products Company, L.L.C., and Telephone and Data Systems.

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our chief executive officer and each of our five, inclusive of a retired executive, most highly compensated executive officers during each of the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM
                                                       ANNUAL COMPENSATION             COMPENSATION
                                                  ----------------------------------------------------------
                                                                                 SECURITIES
                                                   FISCAL                        UNDERLYING      LTIP          ALL OTHER
NAME AND PRINCIPAL POSITION                         YEAR     SALARY      BONUS   OPTIONS(3)    PAYOUTS(4)    COMPENSATION(5)
---------------------------                        ----      ------      -----   ----------    ----------    ---------------

Gregg A. Ostrander.............................      2001   $618,269   $463,702          -      $110,226        $12,000
Chairman, President and Chief Executive Officer      2000    584,731    347,150     75,000             -          7,621
                                                     1999    506,000    416,980     44,500             -          7,604

John D. Reedy..................................      2001    283,462    184,250          -        53,157         12,909
Executive Vice President, Chief Financial            2000    273,269    167,593     23,000             -          7,780
  Officer and Treasurer                              1999    260,000    217,055     16,200             -          7,295

Bill L. Goucher................................      2001    283,462    184,250          -        49,153         10,706
President--Egg Products Division                     2000    258,269    145,240     30,000             -          7,090
                                                     1999    230,000    170,471      9,800             -          7,167

James D. Clarkson (1)..........................      2001    272,885    177,375          -        43,133          8,999
President - Potato Products, Dairy Products and      2000    231,192    132,737     40,000             -          7,087
  Refrigerated Distribution Divisions                1999    194,002    178,589      5,500             -          6,756

Norman A. Rodriguez (1)........................      2001    209,051    135,883          -        41,327         11,586
Former President--Refrigerated Distribution          2000    211,979    174,475     12,000             -          7,654
  Division                                           1999    203,000    187,875      7,700             -          7,461

Jeffrey M. Shapiro (2).........................      2001     66,667          -          -        48,521        704,748
Retired Executive Vice President and Secretary       2000    231,346    153,580     19,000             -          7,407
                                                     1999    270,000    230,658     14,000             -          7,337

----------

(1) Mr. Rodriguez has announced his retirement as of April 1, 2002 and Mr. Clarkson was named President of the Refrigerated Distribution Division as of February 2002.

(2)  Mr. Shapiro retired as of May 1, 2001.

(3) There were no Predecessor stock option awards made to named executives in 2001. Pursuant to the Predecessor's 1994 Executive Incentive Plan, as amended, stock option awards were made to certain executive officers in February 2000 based upon 1999 performance. The number of shares of common stock purchasable under such option awards made to named executive officers were: Mr. Ostrander--4,500 shares; Mr. Reedy--3,000 shares; Mr. Goucher--3,000 shares; Mr. Clarkson - 3,000 shares; Mr. Rodriguez--3,000 shares; and Mr. Shapiro--3,000 shares. Incentive Plan option grants are reflected in year earned, rather than year of grant. In addition, the following stock option grants were made under the discretionary authority of the Predecessor's compensation committee in the year indicated: Mr. Ostrander--75,000 in 2000 and 40,000 in 1999; Mr. Reedy--23,000 in 2000 and
     13,200 in 1999; Mr. Goucher--30,000 in 2000 and 6,800 in 1999; Mr. Clarkson
     - 40,000 in 2000 and 2,500 in 1999; and Mr. Rodriguez--12,000 in 2000 and
     4,700 in 1999; and Mr. Shapiro--19,000 in 2000 and 11,000 in 1999.

(4) Reflects the cash value of shares awarded under the Predecessor's 1994 Executive Incentive Plan, as amended, which vested upon the Merger affecting a change in control. These Predecessor share awards had been provisionally earned in previous years, but were not vested prior to the Merger. Upon the Merger, the share awards were converted to cash based upon the Merger price of $30.10 per share.

(5) Reflects the value of contributions made by Michael Foods under the retirement savings plan and the value of life insurance premiums paid by us. For Mr. Shapiro, also includes severance compensation of $695,107 paid under the change in control provisions of his employment contract.

     Note: All the above amounts exclude stock options granted and any deferred compensation arrangements from M-Foods Holdings, Inc., our parent company.

DIRECTOR COMPENSATION

All members of our board of directors are reimbursed for their usual and customary expenses incurred in connection with attending all board and other committee meetings. Members of the board of directors who are also our employees, employees of Vestar Capital Partners or Goldner Hawn Johnson & Morrison do not receive remuneration for serving as members of the board. Other non-employee directors receive an annual retainer of $24,000 and are paid $3,000 for each board meeting attended. Non-employee directors are paid $1,000 for each committee meeting attended, with committee chairs paid $1,500 per meeting. Non-employee directors are paid $500 for each telephonic committee or special board meeting attended, with committee chairs paid $1,000. Directors' fees and travel expense reimbursements in 2001 totaled $76,732 for the current board of directors, while such payments to directors of the Predecessor for the first three months of 2001 totaled $100,851.

EMPLOYMENT AGREEMENTS

GENERAL PROVISIONS

The employment agreement with Gregg Ostrander provides for a term of two years, subject to certain termination rights, and automatic one year extensions beginning with the first anniversary of the closing of the Merger. The Ostrander employment agreement provides that Mr. Ostrander will receive an annual base salary of at least $595,000 and that he will participate in certain bonus arrangements, long-term incentive plans and employee benefit plans of Michael Foods. Mr. Ostrander would be subject to a noncompetition covenant, with respect to the businesses of the production, distribution or sales of eggs or egg products, and a nonsolicitation provision through the second anniversary of his termination. As of August 1, 2001, Mr. Ostrander's annual base salary was adjusted to $650,000.

The employment agreement with John Reedy provides for a term of two years, subject to certain termination rights and automatic one year extensions beginning with the first anniversary of the closing of the Merger. The Reedy employment agreement provides that Mr. Reedy will receive an annual base salary of at least $275,000 and that he will participate in certain bonus arrangements, long-term incentive plans and employee benefit plans of Michael Foods. Mr. Reedy would be subject to a noncompetition covenant with respect to the businesses of the production, distribution or sales of eggs or egg products, and a nonsolicitation provision through the second anniversary of his termination. As of August 1, 2001, Mr. Reedy's annual base salary was adjusted to $295,000.

The employment agreement with Bill Goucher provides for a term beginning with the closing of the Merger through the second anniversary of a change in control, as defined in the Goucher employment agreement, subject to certain termination rights. Mr. Goucher's annual base salary will be at least $275,000, and he will participate in certain bonus arrangements and employee benefit plans of Michael Foods. Mr. Goucher would be subject to a noncompetition covenant with respect to the businesses of the production, distribution or sales of eggs or egg products, and a nonsolicitation provision through the second anniversary of Mr. Goucher's termination. As of August 1, 2001, Mr. Goucher's annual base salary was adjusted to $295,000.

The employment agreement with James Clarkson provides for a term beginning with the close of the Merger through the second anniversary of a change in control, as defined in the Clarkson employment agreement, subject to certain termination rights. Mr. Clarkson's annual base salary will be at least $250,000, and he will participate in certain bonus arrangements and employee benefit plans of Michael Foods. Mr. Clarkson would be subject to a noncompetition covenant with respect to the businesses of the production, distribution or sales of refrigerated potato products or specialty dairy products and mixes, and a nonsolicitation provision through the second anniversary of his termination. As of August 1, 2001, Mr. Clarkson's annual base salary was adjusted to $295,000.

TERMINATION PROVISIONS

The Ostrander employment agreement provides that if Mr. Ostrander's employment is terminated by his death or disability, Mr. Ostrander, or his estate or beneficiaries, will receive, within 30 days, a payment equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for months of employment in that year, plus any eligible unpaid other benefits, plus three times the total of Mr. Ostrander's current annual base salary and target bonus.

If Mr. Ostrander's employment is terminated for cause or he terminates without good reason, as described below, Mr. Ostrander will receive his annual base salary through the date of termination and other benefits not yet paid under any plan, program, policy, contract or agreement with or practice of Michael Foods. "Good reason" includes, among other things, any diminution in position, authority, duties and responsibilities or any requirement to relocate or travel extensively. If Mr. Ostrander terminates his employment for good reason or if Michael Foods terminates his employment other than for cause, death or disability, Mr. Ostrander will receive a lump sum, within 30 days, in an amount equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for months of employment in that year, plus any eligible unpaid other benefits, plus three times the total of Mr. Ostrander's current annual base salary and target bonus. In addition, Mr. Ostrander will receive for three years following the termination date, or until such earlier time as Mr. Ostrander becomes eligible to receive comparable benefits, certain medical, dental and life insurance benefits for himself and his family.

Solely as such may be applicable to any severance payments deemed made in the context of the change in ownership resulting from the acquisition, Mr. Ostrander may also be eligible to receive an additional payment of any excise tax imposed by Section 4999 of the Internal Revenue Code, as well as a gross-up payment such that he will retain an amount equal to the excise taxes, after all income taxes, interest and penalties associated with all such payments.

The Reedy employment agreement provides that if Mr. Reedy's employment is terminated by his death or disability, Mr. Reedy, or his estate or beneficiaries, will receive within 30 days a payment equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for months of employment in that year, plus any eligible unpaid other benefits, plus two times the total of Mr. Reedy's current annual base salary and target bonus.

If Mr. Reedy's employment is terminated for cause or he terminates without good reason, such term having a meaning substantially similar to the meaning given such term in the Ostrander employment agreement, Mr. Reedy will receive his annual base salary through the date of termination and other benefits not yet paid under any plan, program, policy, contract or agreement with or practice of Michael Foods. If Mr. Reedy terminates his employment for good reason or if Michael Foods terminates his employment other than for cause, death or disability, Mr. Reedy will receive a lump sum within 30 days in an amount equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for months of employment in that year, plus any eligible unpaid other benefits, plus two times the total of Mr. Reedy's current annual base salary and target bonus. In addition, Mr. Reedy will receive for two years following the termination date, or until such earlier time as Mr. Reedy becomes eligible to receive comparable benefits, certain medical, dental and life insurance benefits for himself and his family.

Solely as such may be applicable to any severance payments deemed made in the context of the change in ownership resulting from the acquisition, Mr. Reedy may also be eligible to receive an additional payment of any excise tax imposed by
Section 4999 of the Internal Revenue Code, as well as a gross-up payment such that he will retain an amount equal to the excise taxes, after all income taxes, interest and penalties associated with all such payments.

The Goucher employment agreement provides that if Mr. Goucher is terminated by his death or disability, Mr. Goucher, or his estate or beneficiaries, will receive, within 30 days, a payment equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for months of employment in that year, plus any eligible unpaid other benefits, plus an amount equal to Mr. Goucher's current annual base salary.

If Mr. Goucher is terminated for cause or without good reason, as defined in the Goucher employment agreement, Mr. Goucher will receive his annual base salary through the date of termination and other benefits not yet paid under any plan, program, policy, contract or agreement with or practice of Michael Foods. If Mr. Goucher's employment is terminated prior to a change in control, as described below, by Michael Foods other than for cause, death or disability, Mr. Goucher will receive a lump sum within 30 days equal to any annual base salary through the date of termination not yet paid, plus any eligible unpaid other benefits, plus an amount equal to Mr. Goucher's current annual base salary.

If Mr. Goucher is terminated by Michael Foods other than for cause, or if Mr. Goucher terminates his employment for good reason, in anticipation of or within two years following a change in control, Mr. Goucher will receive within 30 days a payment equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for months of employment in that year, plus any eligible unpaid other benefits, plus two times Mr. Goucher's current annual base salary. A change in control refers to a transaction where another party acquires voting control of Michael Foods, another party acquires substantially all of the assets of Michael Foods, or, prior to an initial public offering of Michael Foods, Vestar and its affiliates cease to have the ability to elect a majority of the board of directors of Michael Foods.

The Clarkson employment agreement contains severance provisions substantially identical to the severance provisions contained in the Goucher employment agreement.

BENEFIT PLANS, SEVERANCE PLANS AND DEFERRED COMPENSATION ARRANGEMENTS

The Merger agreement requires us to maintain, until the first anniversary of the closing of the Merger, employee benefit plans and arrangements with overall employee benefits which are substantially comparable in the aggregate to the benefits provided by the Predecessor's various plans as of December 21, 2000, without taking into account the value of any benefits under equity-based benefit plans.

We maintained our severance plan subsequent to the Merger, through July 1, 2001, and each of Messrs. Witmer, Cook, Sprinkle, Mohr and Hoffmann had rights under the severance plan pursuant to his respective severance and deferred compensation agreement.

Participants in the severance plan were eligible for certain severance arrangements should they be terminated without cause within twenty-four months following a change in control. Generally, the severance plan defined a change in control as occurring when a person acquires the power to elect, appoint or cause the election or appointment of at least a majority of the board of directors or purchases all or substantially all of the properties and assets of Michael Foods. A change in control, however, did not include certain acquisitions pursuant to a merger, consolidation or sale of properties and assets as defined in the severance plan. Under the plan, certain key employees were entitled to receive a lump sum payment equal to one times their total annual compensation, with several key employees being entitled to a payment of two times total annual compensation. Annual compensation was defined as the employee's highest annual rate of salary, excluding bonuses, benefits, allowances, etc., within the three calendar year periods prior to the date of termination of employment. However, if an employee had been employed by Michael Foods or a predecessor for less than three years, total annual compensation equaled the highest annualized salary during the period of employment.

The Merger agreement provided that each outstanding option to purchase shares of Predecessor common stock issued under the Predecessor's stock option plans, whether or not then exercisable, including those granted to directors and executive officers of the Predecessor, would become vested and exercisable with respect to all shares of common stock subject thereto. Each option was cancelled at the closing of the Merger, pursuant to option cancellation agreements entered into with all the holders of options, and such holders were paid in consideration of the cancellation of their options an amount in cash and/or other consideration equal to the difference between $30.10 and the exercise price of the option. The non-cash consideration included certain rights to deferred compensation described below. The Predecessor stock option plans were then terminated.

In addition, certain members of management received rights in an unfunded, unsecured, nonqualified deferred compensation arrangement, which was assumed by M-Foods Holdings, in exchange for the cancellation of certain of their options in an amount equal to the spread value of such canceled options. Most of this amount is deemed to be invested in M-Foods Investors' Class A Units. The balance is deemed to have been invested (in the same proportion contributed to M-Foods Investors) in the Class A Units of the M-Foods Dairy Holdings, a holding company which holds the non-voting common units of the two dairy limited liability companies. After closing the Merger, the Company contributed the assets of its Dairy Products Division into two limited liability corporations, M-Foods Dairy, LLC and M-Foods Dairy TXCT, LLC and in exchange received voting preferred and voting common units from these entities equal to the fair value of the net assets contributed.

M-Foods Holdings will credit each executive's deferred compensation account as if the deferred compensation amount were actually invested in M-Foods Investors' Class A Units and M-Foods Dairy Holdings Class A Units with respect to distributions, whether cash or non-cash, relating only to the return of invested capital and an 8% preferred return on the invested capital, but not with respect to any other distributions. Actual distributions of each executive's deferred compensation arrangements, if any, will be made upon the earliest of a change in control, the tenth anniversary of the closing of the Merger or the purchase by M-Foods Investors or M-Foods Dairy Holdings of that executive's Class B Units in accordance with the terms of his severance arrangement.

The following chart indicates those executives, along with the number of Predecessor options each held, that received deferred compensation arrangements from M-Foods Holdings, the respective amounts of such deferred compensation, and the amount of the cash payment received in exchange for cancellation of all of the executive's options:

                                                              CASH      DEFERRED
                                               NUMBER OF   PAYMENT  COMPENSATION
NAME                                             OPTIONS    AMOUNT        AMOUNT
----                                             -------    ------        ------

Gregg A. Ostrander..........................     382,500  $602,659    $4,032,000
John D. Reedy...............................     118,910    22,576     1,440,000
Bill L. Goucher.............................     137,800   394,053     1,440,000
James D. Clarkson...........................     113,000    64,449     1,152,000
Bradley L. Cook.............................      33,000   103,920       384,000
Max R. Hoffmann.............................      21,000         -       293,661
Harold D. Sprinkle..........................      44,000    15,758       384,000
James Mohr..................................      40,000   129,990       384,000

In addition, upon the closing of the Merger, all shares of Predecessor common stock awarded under its executive incentive plan in prior years that were not vested became vested in accordance with the terms of such plan. Because the Predecessor achieved the 15% average annual earnings per share growth over the three year period ended December 31, 2000, the executives listed below received the value of the shares (see summary compensation table, LTIP payouts) of Predecessor common stock indicated below. The Predecessor executive incentive plan was terminated in connection with the Merger.

NAME                                                            NUMBER OF SHARES
----                                                            ----------------
Gregg A. Ostrander........................................                 3,662
John D. Reedy.............................................                 1,766
Mark D. Witmer............................................                   624
Bill L. Goucher...........................................                 1,633
James D. Clarkson.........................................                 1,433
Bradley L. Cook...........................................                   837
Max R. Hoffmann...........................................                   509
Harold D. Sprinkle........................................                   877
James Mohr................................................                   757
                                                                          ------
   TOTAL OF LISTED EXECUTIVES.............................                12,098

In addition to the deferred compensation arrangements described above, certain members of our management entered into stock purchase and unit subscription agreements with M-Foods Investors pursuant to which each:

          - sold to M-Foods Investors a portion of such executive's shares of Predecessor common stock; and

          - contributed the remainder of his Predecessor common stock to M-Foods Investors in exchange for a number of Class B Units and Class C Units of M-Foods Investors based on a $2.00 per unit price.

For more information on these arrangements, see Item 13 - Certain
Relationships and Related Transactions--Certain Agreements Relating to the Merger--Management Stock Purchase and Unit Subscription Agreements, and
Item 12 - Security Ownership of Certain Beneficial Owners and Management.

M-FOODS HOLDINGS STOCK OPTION PLAN

In order to provide additional financial incentives to our management, certain members of our management and other key employees may be granted stock options to, collectively, purchase up to five percent of the common stock of M-Foods Holdings, our parent company. The exercise price of options granted reflects the fair market value of the underlying shares, as determined by the compensation committee in its best judgment.

Fifty percent of the options reserved for issuance under this stock option plan were issued to Messrs. Ostrander, Reedy, Goucher, Clarkson, Cook, Hoffmann, Sprinkle and Mohr in July 2001. The exercise price is payable (1) in cash, (2) after an initial public offering of Michael Foods' common stock, through simultaneous sales of underlying shares by brokers or (3) through the exchange of M-Foods Holdings securities held by the optionee for longer than six months.

Options vest ratably over a five-year period starting at the Merger date, for those grants made in 2001, or the date of grant for subsequent grants. On termination of employment for any reason, all unvested options of the terminated employee are cancelled. Vested options not exercised within 90 days after termination are cancelled, unless such employee is terminated for cause or leaves without good reason, in which case such vested options shall be cancelled upon termination. If employment is terminated for any reason other than for cause or a termination without good reason, M-Foods Holdings will provide a notice setting forth the fair market value of the common stock within 90 days of such termination. In the event of a change in control of M-Foods Holdings or M-Foods Investors, all options which have not become vested will automatically become vested. The options are subject to other customary restrictions and repurchase rights.

OPTION GRANTS IN LAST YEAR

                                                                                    POTENTIAL REALIZABLE VALUE
                                                                                      AT ASSUMED ANNUAL RATES
                                                                                          OF STOCK PRICE
                       NUMBER OF    % OF TOTAL                                         APPRECIATION FOR OPTION
                      SECURITIES      OPTIONS                                                  TERM(2)
                      UNDERLYING     GRANTED TO                                 ---------------------------------
                        OPTIONS     EMPLOYEES IN   EXERCISE OR BASE  EXPIRATION
NAME                   GRANTED(1)     LAST YEAR     PRICE PER SHARE     DATES            5%            10%
----                  -----------   ------------    ---------------     -----   ---------------   ---------------
Gregg A. Ostrander...     5,250          25.6%          $469.27        4/9/11        $1,549,000        $3,926,000
John D. Reedy........     1,875           9.1            469.27        4/9/11           553,000         1,402,000
Bill L. Goucher......     1,875           9.1            469.27        4/9/11           553,000         1,402,000
James D. Clarkson....     1,500           7.3            469.27        4/9/11           443,000         1,122,000
Norman A. Rodriguez..         -             -                 -             -                 -                 -
Jeffrey M. Shapiro...         -             -                 -             -                 -                 -

----------
(1) Options are granted by M-Foods Holdings, Inc. and not by Michael Foods, Inc. All options granted are exercisable in cumulative 20% installments commencing one year from date of grant, with full vesting occurring on the fifth anniversary date. Vesting may be accelerated in certain events relating to a change in control.

(2) Potential gains are reported net of the option exercise price, but before taxes associated with an exercise. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company, as well as the optionholder's continued employment through the vesting period. The amounts reflected in this table may not necessarily be realized.

OPTION EXERCISES IN LAST YEAR AND YEAR-END OPTION VALUES

The following table provides information related to the number of shares of the common stock of the Predecessor exercised under options in 2001 as a result of the Merger, and the number of shares of common stock of M-Foods Holdings represented by options, held at December 31, 2001 by the named executive officers.

                                                                                         VALUE OF UNEXERCISED
                                                         NUMBER OF UNEXERCISED               IN-THE-MONEY
                                                          OPTIONS AT YEAR-END           OPTIONS AT YEAR-END(1)
                      SHARES ACQ.    VALUE          ----------------------------   ----------------------------
NAME                  ON EXERCISE   REALIZED         EXERCISABLE   UNEXERCISABLE     EXERCISABLE  UNEXERCISABLE
----                  -----------  -----------      ------------- --------------   -------------- -------------
Gregg A. Ostrander..   382,500     $4,634,659            -             5,250             -             -
John D. Reedy.......   118,910      1,462,576            -             1,875             -             -
Bill L. Goucher.....   137,800      1,834,053            -             1,875             -             -
James D. Clarkson...   113,000      1,216,449            -             1,500             -             -
Norman A. Rodriguez     75,233        782,552            -                 -             -             -
Jeffrey M. Shapiro..   106,094      1,236,463            -                 -             -             -

----------
(1) There is no public market for M-Foods Holdings' common stock. Hence, the value of options granted is not readily available.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Michael Foods, Inc. is a wholly owned subsidiary of M-Foods Holdings, Inc., a corporation owned, in part, by M-Foods Investors, LLC, whose members include affiliates of Vestar Capital Partners and Goldner Hawn Morrison & Johnson, certain members of our management and affiliates of the Michael family. After giving effect to the exercise of all options reserved for issuance in connection with M-Foods Holdings' stock option plan, M-Foods Investors owns approximately 95% of M-Foods Holdings' common stock.

The following table sets forth certain information regarding beneficial ownership of M-Foods Investors by: (i) each person or entity known to us to own more than 5% of any class of M-Foods Investors' outstanding securities and (ii) each member of M-Foods Investors' management committee (which functions as did the Predecessor's board of directors), each of our named executive officers and all members of the management committee and executive officers as a group. M-Foods Investors' outstanding securities consist of approximately 2,134,697 Class A Units, 99,078 Class B Units and 100,000 Class C Units. The Class A Units, Class B Units and Class C Units generally have identical rights and preferences, except the Class C Units are nonvoting and as to certain distributions described in Item 13 - Certain Relationships and Related Transactions--Certain Agreements Relating to the Merger - Limited Liability Company Agreement. To our knowledge, each of such securityholders has sole voting and investment power as to the units shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

                                                         SECURITIES BENEFICIALLY OWNED
                                                         -----------------------------
                                                                PERCENTAGE OF
                                     NUMBER OF       NUMBER OF    CLASS A AND       NUMBER OF    PERCENTAGE OF
NAME AND ADDRESS                 CLASS A UNITS   CLASS B UNITS        B UNITS   CLASS C UNITS    CLASS C UNITS
----------------                 -------------   -------------        -------   -------------    -------------
PRINCIPAL SECURITYHOLDERS:
Vestar Capital Partners IV,          1,400,000              --           62.7              --               --
   L.P.(1)...................
Marathon Fund Limited
   Partnership IV(2).........          350,000              --           15.7              --               --
4J2R1C Limited Partnership(3)          195,650              --            8.7              --               --
3J2R Limited Partnership(3)..          188,125              --            8.4              --               --
MANAGEMENT COMMITTEE MEMBERS
   AND EXECUTIVE OFFICERS:
Jeffrey J. Michael(3)........          383,775              --           17.2              --               --
Gregg A. Ostrander(4)........               --          42,000            1.9          42,000             42.0
John D. Reedy(4).............               --          15,000              *          15,000             15.0
Bill L. Goucher(4)...........               --          15,000              *          15,000             15.0
James D. Clarkson(4) ........               --          12,000              *          12,000             12.0
Jerome J. Jenko .............              300              --              *              --               --
   All management committee
      members and named
      executive officers as a
      group (13 persons).....          384,075          84,000           21.0          84,000             84.0

-----------
*    Less than 1%.

(1) The address for Vestar Capital Partners IV, L.P. is c/o Vestar Capital Partners, 1225 Seventeenth Street, Suite 1660, Denver, Colorado 80202.

(2) The address for Marathon Fund Limited Partnership IV is c/o Goldner Hawn Johnson & Morrison, 5250 Wells Fargo Center, Minneapolis, Minnesota 55402.

(3) Each of 4J2R1C and 3J2R are Minnesota limited partnerships. The general partners of 4J2R1C are James H. Michael, Jeffrey J. Michael and 2JM Enterprises, Inc., a Minnesota corporation. The directors of 2JM Enterprises are James H. Michael and Jeffrey J. Michael, and the officers of 2JM Enterprises are Jeffrey J. Michael, President and Treasurer, and James H. Michael, Vice President and Secretary. The general partners of 3J2R are Jeffrey J. Michael, as managing general partner, and 2JM Enterprises. As a general partner of 4J2R1C and 3J2R, Mr. Michael may be deemed to beneficially own the securities held by such partnerships. Mr. Michael disclaims beneficial ownership except to the extent of his pecuniary interest as a partner in the limited partnerships' assets. The address for each of 4J2R1C Limited Partnership, 3J2R Limited Partnership and Jeffrey J. Michael is 10851 Louisiana Avenue South, Bloomington, Minnesota 55438.

(4) The address for each of the named executive officers is c/o Michael Foods, Inc., Suite 324, Signal Bank Building, 5353 Wayzata Boulevard, Minneapolis, Minnesota 55416.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to a management agreement with Vestar and GHJM, the Company pays them a combined annual fee of $1,000,000 or .75% of consolidated earnings before interest, taxes, depreciation and amortization, whichever is greater. The management fee for the nine month period ended December 31, 2001 was approximately $800,000 (see MANAGEMENT

AGREEMENT). In addition, these affiliates were paid approximately $10,500,000 by us for services rendered and expenses incurred in connection with the Merger.

We acquired Papetti's in February 1997 and certain members of the Papetti family were shareholders of the Predecessor up until the time of the Merger. The Predecessor had, and we continue to have, six separate leases for the principal properties used by Papetti's in its operations. The properties are owned by six separate partnerships, of which four are wholly owned by Papetti family members and two are 50% owned by Papetti family members. Five of the leases expire in 2007 and are renewable for two successive five-year terms. One of the leases expires in 2017. Annual minimum rental commitments under these leases approximate $2,100,000 through early 2007. The aggregate annual net rent paid by us under the leases was approximately $2,100,000 in 2001, $2,100,000 in 2000, and $2,300,000, including a lease termination payment, in 1999. In addition, we pay all real estate taxes, utilities, insurance and other operating expenses associated with the properties, and we are required to maintain the properties.

In addition, our Egg Products Division purchases eggs under an egg supplier agreement with a partnership in which certain members of the Papetti family are general partners. Such purchases totaled approximately $10,000,000 in 2001, $9,800,000 in 2000, and $10,100,000 in 1999. Papetti Farms, Inc. is a 50%
general partner in the partnership, Sunbest-Papetti Farms, and is owned as follows: Arthur J. Papetti, 50%; Alfred Papetti, 25%; Stephen T. Papetti, 25%. As of the Merger, the Papetti family no longer owns equity interests in Michael Foods or any of its affiliates, including M-Foods Investors.

CERTAIN AGREEMENTS RELATING TO THE MERGER

LIMITED LIABILITY COMPANY AGREEMENT

The amended and restated limited liability company agreement of M-Foods Investors authorizes it to issue Class A Units, Class B Units and Class C Units. The Class A Units, Class B Units and Class C Units generally have identical rights and preferences, except as to certain distributions described below, and the Class C Units are nonvoting. M-Foods Investors also has the authority to create and issue preferred units, with the terms and provisions more fully described in the management stock purchase and unit subscription agreements, in connection with certain repurchases by M-Foods Investors of Class B Units and Class C Units held by executives of the Company and its subsidiaries.

Distributions of property of M-Foods Investors shall be made in the following order:

          - First, holders of Class A Units, Class B Units and Class C Units will receive a return of their invested capital.

          - Second, the holders of the Class A Units will receive an 8% cumulative preferred return on their invested capital.

          - Thereafter, holders of the Class A Units and Class B Units, on the one hand, and the holders of the Class C Units on the other, will receive certain percentages of all remaining distributions, based on satisfaction of certain minimum internal rate of return or multiple of investment hurdles.

A management committee has the exclusive authority to manage and control the business and affairs of M-Foods Investors. The management committee's composition was determined in accordance with the provisions of the securityholders agreement described below.

SECURITYHOLDERS AGREEMENT

Pursuant to the securityholders agreement entered into in connection with the acquisition, units of M-Foods Investors (or common stock following a change in corporate form) beneficially owned by certain of our executives and any other employees of M-Foods Investors and its subsidiaries, which we collectively refer to as the management investors, Marathon Fund Limited Partnership IV, a limited partnership associated with Goldner Hawn Johnson & Morrison, and 4J2R1C Limited Partnership and 3J2R Limited Partnership, each of which are associated with the Michael family, are subject to certain restrictions on transfer, other than certain exempt transfers as defined in the securityholders agreement, as well as the other provisions described below. When reference is made to "units" of M-Foods Investors in the discussion that follows, it includes common stock of M-Foods Investors following a change in corporate form, whether in preparation for an initial public offering or otherwise.

The securityholders agreement provides that Vestar Capital Partners IV, L.P., Marathon Fund Limited Partnership IV, 4J2R1C Limited Partnership, 3J2R Limited Partnership, the management investors and all other parties to the agreement will vote all of their units to elect and continue in office management committees or boards of directors of M-Foods Investors and each of its subsidiaries, other than subsidiaries of Michael Foods, consisting of up to nine members or directors composed of:

          -    five (5) persons designated by Vestar Capital Partners IV, L.P.;

          -    one (1) person designated by Marathon Fund Limited Partnership
               IV;

          - one (1) person designated by 4J2R1C Limited Partnership and 3J2R Limited Partnership, which are associated with the Michael family;

          -    the chief executive officer of Michael Foods; and

          - one (1) independent person designated by the chief executive officer of Michael Foods.

The securityholders agreement also provides:

          - Marathon Fund Limited Partnership IV, 4J2R1C Limited Partnership, 3J2R Limited Partnership and the management investors with customary "tag-along" rights with respect to transfers of M-Foods Investors units beneficially owned by Vestar Capital Partners IV, L.P., its partners or their transferees; and

          - Vestar Capital Partners IV, L.P. with "drag-along" rights with respect to M-Foods Investors units owned by Marathon Fund Limited Partnership IV, 4J2R1C Limited Partnership, 3J2R Limited Partnership and the management investors in a sale of M-Foods Investors. In addition, Vestar Capital Partners IV, L.P., and, after M-Foods Investors' first public offering, Marathon Fund Limited Partnership IV and 4J2R1C Limited Partnership and 3J2R Limited Partnership, have certain rights to require M-Foods Investors to register units held by them under the Securities Act, up to four, two and two times, respectively.

In addition, Vestar Capital Partners IV, L.P., Marathon Fund Limited Partnership IV, 4J2R1C Limited Partnership, 3J2R Limited Partnership and the management investors have certain rights to participate in publicly registered offerings of common equity of M-Foods Investors initiated by it or other third parties. For example, each of Vestar Capital Partners IV, L.P., Marathon Fund Limited Partnership IV, 4J2R1C Limited Partnership, 3J2R Limited Partnership and the management investors may elect to participate in a demand registration initiated by another party to the securityholders agreement. If M-Foods Investors issues or sells any new units to Vestar Capital Partners IV, L.P., subject to certain exceptions, each management investor and each of Marathon Fund Limited Partnership IV, 4J2R1C Limited Partnership and 3J2R Limited Partnership shall have the right to subscribe for a sufficient number of new M-Foods Investors units to maintain its respective ownership percentage in M-Foods Investors.

MANAGEMENT STOCK PURCHASE AND UNIT SUBSCRIPTION AGREEMENTS

Under the management stock purchase and unit subscription agreements, each of the executives listed in the table below sold to M-Foods Investors that number of shares of Predecessor common stock indicated below in exchange for $30.10 per share. In addition, each such executive contributed the remainder of his Predecessor common stock to M-Foods Investors in exchange for a number of Class B Units and Class C Units of M-Foods Investors based on a $2.00 per unit price, with the exception of Max R. Hoffmann who, in addition, purchased Class A Units. All units held by each executive vest 20% each year beginning on the first anniversary of the closing of the acquisition. The executives listed in the table below hold approximately 4.5% of the outstanding Class A and Class B units combined, and 100% of the outstanding Class C units. In addition, a small portion of the proceeds from the sale of Predecessor common stock to M-Foods Investors was used to purchase indirect interests in the two dairy limited liability companies.

                                                                                                             NUMBER OF
                        NUMBER OF                  NUMBER OF                     NUMBER OF      NUMBER OF      CLASS C
                           SHARES                     SHARES                 CLASS A UNITS  CLASS B UNITS        UNITS
                       SOLD TO M-       GROSS CONTRIBUTED TO                   RECEIVED IN    RECEIVED IN  RECEIVED IN
                            FOODS    PROCEEDS        M-FOODS VALUE OF SHARES  EXCHANGE FOR   EXCHANGE FOR EXCHANGE FOR
NAME                    INVESTORS   FROM SALE      INVESTORS     CONTRIBUTED  CONTRIBUTION   CONTRIBUTION CONTRIBUTION
----                    ---------   ---------      ---------   -------------   ------------   ------------ ------------
Gregg A. Ostrander...      29,199    $878,890          5,569       $167,627              0         42,000       42,000
John D. Reedy........      17,881     538,220          1,989         59,867              0         15,000       15,000
Bill L. Goucher......      13,089     393,981          1,989         59,867              0         15,000       15,000
James D. Clarkson....       7,647     230,170          1,591         47,894              0         12,000       12,000
Bradley L. Cook......       6,259     188,384            530         15,965              0          4,000        4,000
Max R. Hoffmann......      14,473     435,637          3,525        106,103         921.83       3,078.17        4,000
Harold D. Sprinkle...       1,492      44,897            530         15,965              0          4,000        4,000
James Mohr...........       3,629     109,221            530         15,965              0          4,000        4,000

M-Foods Investors may be required to purchase all of an executive's units in the event of such executive's termination of employment due to death, disability or retirement. In addition, in certain circumstances M-Foods Investors will have the right to purchase all or a portion of an executive's units, if an executive's employment is terminated or such executive is deemed to be engaging in certain competitive activities. However, if M-Foods Investors elects or is required to purchase any units pursuant to the call and put options described in the preceding sentences, and such payment would result in a violation of law applicable to M-Foods Investors or a default under certain of its financing arrangements, M-Foods

Investors may make the portion of the cash payment so affected by the delivery of preferred units of M-Foods Investors with a liquidation preference equal to the amount of the cash payment affected.

In addition, each management stock purchase and unit subscription agreement contains customary representations, warranties and covenants.

STOCK PURCHASE AND UNIT SUBSCRIPTION AGREEMENT

The stock purchase and unit subscription agreement required each of 4J2R1C Limited Partnership and 3J2R Limited Partnership to sell, immediately prior to the acquisition, to M-Foods Investors the number of shares of Predecessor common stock indicated below at a price per share of $30.10, and to contribute to M-Foods Investors the number of shares of Predecessor common stock indicated below in exchange for the number of Class A units indicated below. Each Class A unit is valued at $100.00. In addition, a small portion of the proceeds from the sale of Predecessor common stock to M-Foods Investors was used to purchase indirect interests in the two dairy limited liability companies.

                                                                                                   NUMBER OF CLASS A
                                    NUMBER OF                   NUMBER OF SHARES                   UNITS RECEIVED IN
                                  SHARES SOLD   GROSS PROCEEDS    CONTRIBUTED TO  VALUE OF SHARE        EXCHANGE FOR
NAME                             TO INVESTORS        FROM SALE         INVESTORS     CONTRIBUTED        CONTRIBUTION
----                             ------------        ---------         ---------     -----------        ------------
4J2R1C Limited Partnership.....       939,933      $28,291,973           648,556     $19,521,546             195,650
3J2R Limited Partnership.......       835,902       25,160,654           623,612      18,770,717             188,125

In addition, the stock purchase and unit subscription agreements contain customary representations, warranties and covenants. There are no put rights or call options in the stock purchase and unit subscription agreements.

MANAGEMENT AGREEMENT

Pursuant to the management agreement entered into in connection with the acquisition, Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated will render to each of M-Foods Investors, M-Foods Holdings and Michael Foods, and each of their subsidiaries, certain advisory and consulting services. In consideration of those services, M-Foods Investors, M-Foods Holdings and Michael Foods jointly and severally will pay to Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated, semi-annually in advance, an aggregate per annum management fee equal to the greater of:

          -    $1,000,000 and

          - an amount equal to 0.75% of the consolidated earnings before interest, taxes, depreciation and amortization of M-Foods Investors and its subsidiaries for such fiscal year, but before deduction of any such fee, determined as set forth in documents related to the proposed senior credit facility.

M-Foods Investors, M-Foods Holdings and the Predecessor also jointly and severally agreed to pay Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated at the closing of the acquisition an aggregate transaction fee equal to 1.25% of total transaction value plus all out-of-pocket expenses incurred by Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated prior to the closing of the acquisition for services rendered by them in connection with the acquisition.

M-Foods Investors, M-Foods Holdings and Michael Foods also jointly and severally agreed to indemnify Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated and their respective affiliates from and against all losses, claims, damages and liabilities arising out of the performance by Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated of their services pursuant to the management agreement. The management agreement will terminate at such time as Vestar Capital Partners IV, L.P. and Marathon Fund Limited Partnership IV and their respective partners and the respective affiliates thereof hold, directly or indirectly in the aggregate, less than 20% of the voting power of our outstanding voting stock.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following consolidated financial statements of the Company and the Predecessor, the financial statements of the Company's non-wholly-owned guarantor subsidiaries, and the related Reports of Independent Certified Public Accountants, are included in this report:

         1.  Financial Statements

                                                                            PAGE
                                                                            ----
         MICHAEL FOODS, INC.
         Report of Independent Certified Public
         Accountants..........................................             F-1-1
         Consolidated Balance Sheets..........................             F-1-3
         Consolidated Statements of Operations................             F-1-4
         Consolidated Statements of Shareholders' Equity......             F-1-5
         Consolidated Statements of Cash Flows................             F-1-6
         Notes to Consolidated Financial Statements...........             F-1-7
         Quarterly Financial Data (Unaudited).................            F-1-32

         M-FOODS DAIRY, LLC
         Report of Independent Certified Public Accountants...             F-2-1
         Balance Sheets.......................................             F-2-3
         Statements of Earnings...............................             F-2-4
         Statements of Unit Holder and Operating Unit Equity..             F-2-5
         Statements of Cash Flows.............................             F-2-6
         Notes to Financial Statements........................             F-2-7

         M-FOODS DAIRY, TXCT, LLC
         Report of Independent Certified Public Accountants...             F-3-1
         Balance Sheets.......................................             F-3-3
         Statements of Operations.............................             F-3-4
         Statements of Unit Holder and Operating Unit Equity..             F-3-5
         Statements of Cash Flows.............................             F-3-6
         Notes to Financial Statements........................             F-3-7


         3.  Exhibits

         Reference is made to Item 14 (c) footnote (2) for exhibits filed with this form.

(b)      Reports on Form 8-K

Reference is made to reports filed on Form 8-K dated November 8, 2001 and February 21, 2002, regarding news releases to our debtholders pertaining to our interim financial results.

(c)      Exhibits and Exhibit Index

  EXHIBIT
  NO.             DESCRIPTION
  ---             -----------
         2.1      Agreement and Plan of Merger, dated December 21, 2000, by and among Michael Foods Acquisition Corp., Michael Foods, Inc. and
                  M-Foods Holdings, Inc. (1)
         2.2      Amendment Number One to Agreement and Plan of Merger, dated
                  March 6, 2001, by and among Michael Foods Acquisition Corp.,
                  Michael Foods, Inc. and M-Foods Holdings, Inc. (1)
         3.1      Amended and Restated Articles of Incorporation of Michael
                  Foods, Inc. (1)
         3.2      Bylaws of Michael Foods, Inc. (1)
         4.1      Purchase Agreement, dated March 16, 2001, between Michael
                  Foods Acquisition Corp., Michael Foods, Inc., and Banc of
                  America Securities, LLC and Bear, Stearns & Co. (1)
         4.2      Indenture, dated March 27, 2001, between Michael Foods
                  Acquisition Corp. and BNY Midwest Trust Company, as trustee
                  (1)
         4.3      Supplemental Indenture, dated as of April 10, 2001, by and among Michael Foods, Inc., M-Foods Holdings, Inc., Michael
                  Foods of Delaware, Inc., Northern Star Co., Minnesota
                  Products, Inc., Farm Fresh Foods, Inc., Crystal Farms
                  Refrigerated Distribution Company, WFC, Inc., Wisco Farm
                  Cooperative, M. G. Waldbaum Company, Papetti's Hygrade Egg
                  Products, Inc., Casa Trucking, Inc., Papetti Electroheating
                  Corporation, Kohler Mix Specialties, Inc., Midwest Mix, Inc.,
                  Kohler Mix Specialties of Connecticut, Inc. and Midwest Mix,
                  Inc. and BNY Midwest Trust Company (1)
         4.4      Second Supplemental Indenture, dated as of May 2, 2001, by and among M-Foods Dairy, LLC and M-Foods Dairy TXCT, LLC, Michael
                  Foods, Inc. and BNY Midwest Trust Company (1)
         4.5      Registration Rights Agreement, dated March 27, 2001, by and among Michael Foods Acquisition Corp., and Banc of America
                  Securities, LLC and Bear, Stearns & Co. (1)
         4.6      Collateral Pledge and Security Agreement, dated March 27,
                  2001, between Michael Foods Acquisition Corp., and Banc of
                  America Securities, LLC and Bear, Stearns & Co. and BNY
                  Midwest Trust Company as collateral agent and securities
                  intermediary (1)
        10.1      Credit Agreement, dated April 10, 2001, among Michael Foods,
                  Inc., M-Foods Holdings, Inc., the Guarantors, Bank of America,
                  N.A., as Agent, Banc of America Securities, LLC, as Sole Lead
                  Arranger and Sole Book Running Manager, and Bear, Stearns &
                  Co., as Syndication Agent (1)
        10.2      Pledge Agreement, dated April 10, 2001, between Michael Foods,
                  Inc., Bank of America, N.A. and Banc of America Securities,
                  LLC (1)
       *10.3      M-Foods Holdings, Inc. 2001 Stock Option Plan (1)
       *10.4      Form of M-Foods Holdings 2001 Stock Option Plan Stock Option
                  Award Agreement (1)
       *10.5      Employment Agreement, dated April 10, 2001, by and among
                  Michael Foods, Inc., M-Foods Holdings, Inc. and Gregg A.
                  Ostrander (1)
       *10.6      Employment Agreement, dated April 10, 2001, by and among
                  Michael Foods, Inc., M-Foods Holdings, Inc. and John D. Reedy
                  (1)
       *10.7      Employment Agreement, dated April 10, 2001, by and among
                  Michael Foods, Inc., M-Foods Holdings, Inc. and James D.
                  Clarkson (1)
       *10.8      Employment Agreement, dated April 10, 2001, by and among
                  Michael Foods, Inc., M-Foods Holdings, Inc. and Bill L.
                  Goucher (1)

       *10.9 Severance and Deferred Compensation Agreement, dated April 10, 2001, by and among Michael Foods, Inc., M-Foods Holdings, Inc. and James Mohr (1)
      *10.10 Severance and Deferred Compensation Agreement, dated April 10, 2001, by and among Michael Foods, Inc., M-Foods Holdings, Inc. and Harold D. Sprinkle (1)
      *10.11 Severance and Deferred Compensation Agreement, dated April 10, 2001, by and among Michael Foods, Inc., M-Foods Holdings, Inc. and Max Hoffmann (1)
      *10.12 Severance and Deferred Compensation Agreement, dated April 10, 2001, by and among Michael Foods, Inc., M-Foods Holdings, Inc. and Bradley Cook (1)
       10.13 Amended and Restated Limited Liability Company Agreement of M-Foods Investors, LLC (1)
      *10.14 Securityholders Agreement, dated April 10, 2001, between M-Foods Dairy Holdings, LLC, Marathon Dairy Investment Corp., Vestar Capital Partners IV, L.P., 4J2R1C Limited Partnership, 3J2R Limited Partnership, Gregg A. Ostrander, John D. Reedy, Bill L. Goucher, James D. Clarkson, James Mohr, Harold D. Sprinkle, Bradley Cook, and Max Hoffmann (1)
      *10.15 Management Stock Purchase and Unit Subscription Agreement, dated April 10, 2001, among M-Foods Investors, LLC, M-Foods Holdings, Inc., and Gregg A. Ostrander (1)
      *10.16 Management Stock Purchase and Unit Subscription Agreement, dated April 10, 2001, among M-Foods Investors, LLC, M-Foods Holdings, Inc., and John D. Reedy (1)
      *10.17 Management Stock Purchase and Unit Subscription Agreement, dated April 10, 2001, among M-Foods Investors, LLC, M-Foods Holdings, Inc., and James D. Clarkson (1)
      *10.18 Management Stock Purchase and Unit Subscription Agreement, dated April 10, 2001, among M-Foods Investors, LLC, M-Foods Holdings, Inc., and Bill L. Goucher (1)
      *10.19 Management Stock Purchase and Unit Subscription Agreement, dated April 10, 2001, among M-Foods Investors, LLC, M-Foods Holdings, Inc., and Max Hoffmann (1)
      *10.20 Management Stock Purchase and Unit Subscription Agreement, dated April 10, 2001, among M-Foods Investors, LLC, M-Foods Holdings, Inc., and Harold D. Sprinkle (1)
      *10.21 Management Stock Purchase and Unit Subscription Agreement, dated April 10, 2001, among M-Foods Investors, LLC, M-Foods Holdings, Inc., and Bradley Cook (1)
      *10.22 Management Stock Purchase and Unit Subscription Agreement, dated April 10, 2001, among M-Foods Investors, LLC, M-Foods Holdings, Inc., and James Mohr (1)
      *10.23 Management Unit Subscription Agreement, dated April 10, 2001, between M-Foods Dairy Holdings, LLC, and Gregg A. Ostrander
                  (1)
      *10.24 Management Unit Subscription Agreement, dated April 10, 2001, between M-Foods Dairy Holdings, LLC, and John D. Reedy (1)
      *10.25 Management Unit Subscription Agreement, dated April 10, 2001, between M-Foods Dairy Holdings, LLC, and James D. Clarkson (1)
      *10.26 Management Unit Subscription Agreement, dated April 10, 2001, between M-Foods Dairy Holdings, LLC, and Bill L. Goucher (1)
      *10.27 Management Unit Subscription Agreement, dated April 10, 2001, between M-Foods Dairy Holdings, LLC, and Max Hoffmann (1)
      *10.28 Management Unit Subscription Agreement, dated April 10, 2001, between M-Foods Dairy Holdings, LLC, and Harold D. Sprinkle
                  (1)
      *10.29 Management Unit Subscription Agreement, dated April 10, 2001, between M-Foods Dairy Holdings, LLC, and Bradley Cook (1)
      *10.30 Management Unit Subscription Agreement, dated April 10, 2001, between M-Foods Dairy Holdings, LLC, and James Mohr (1)
      *10.31 Securityholders Agreement, dated April 10, 2001, between M-Foods Investors, LLC, M-Foods Holdings, Inc., Marathon Fund Limited Partnership IV, Vestar Capital Partners IV, L.P., 4J2R1C Limited Partnership, 3J2R Limited Partnership, Gregg A. Ostrander, John D. Reedy, Bill L. Goucher, James D. Clarkson, James Mohr, Harold D. Sprinkle, Bradley Cook, and Max Hoffmann
                  (1)
        12.1      Computation of Ratio of Earnings to Fixed Charges (2)
        21.1      Subsidiaries of Michael Foods, Inc. (2)

*   Management Contract or Compensation Plan Arrangement

(1) Incorporated by reference from the Company's Registration Statement on Form S-4 filed July 18, 2001.
(2) Filed as an exhibit to this Form 10-K.

(d)  Schedules                                                      SCHEDULE II

                            MICHAEL FOODS, INC. AND SUBSIDIARIES
                   (A wholly owned subsidiary of M-Foods Holdings, Inc.)

                             VALUATION AND QUALIFYING ACCOUNTS

------------------------------------------------------------------------------------------------
          Col. A                  Col. B                Col. C            Col. D      Col. E
------------------------------------------------------------------------------------------------
                                                      Additions
                                              ----------------------
                                                             (2)
                                                  (1)    Charges to
                                Balance at     Charged to     Other   Deductions    Balance at
                               Beginning of    Costs and    Accounts- -Describe       End of
            Description          Period         Expenses    Describe     (a)          Period
------------------------------------------------------------------------------------------------
Allowance for
Doubtful Accounts

PREDECESSOR
For the Year Ended
December 31, 1999               $2,125,000    $  504,000       $0     $  578,000     $2,051,000

For the Year Ended
December 31, 2000               $2,051,000    $2,360,000       $0     $2,179,000     $2,232,000

For the Three Months
Ended March
31, 2001                        $2,232,000    $  239,000       $0     $        0     $2,471,000

COMPANY
For the Nine Months Ended
December 31, 2001               $2,471,000    $  679,000       $0     $  500,000     $2,650,000

----------
(a) Write-offs of accounts deemed uncollectible

                                                                     SCHEDULE II

                               M-FOODS DAIRY, LLC
             (A majority owned subsidiary of Michael Foods, Inc.)

                        VALUATION AND QUALIFYING ACCOUNTS

------------------------------------------------------------------------------------------------
          Col. A                  Col. B                Col. C          Col. D        Col. E
------------------------------------------------------------------------------------------------
                                                      Additions
                                              -----------------------
                                                                (2)
                                                  (1)        Charges
                                Balance at     Charged to    to Other Deductions     Balance at
                               Beginning of    Costs and    Accounts- -Describe       End of
            Description          Period         Expenses    Describe     (a)          Period
------------------------------------------------------------------------------------------------
Allowance for
Doubtful Accounts

PREDECESSOR
For the Year Ended
December 31, 1999                  $138,000      $      0     $0        $      0     $   138,000

For the Year Ended
December 31, 2000                  $138,000      $853,000     $0        $838,000     $   153,000

For the Three Months
Ended March 31, 2001               $153,000      $ 15,000     $0        $      0     $   168,000

COMPANY
For the Nine Months Ended
December 31, 2001                  $168,000      $ 46,000     $0        $ 14,000     $   200,000

----------
(a) Write-offs of accounts deemed uncollectible

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHAEL FOODS, INC.

Date:  March 28, 2002             By: /s/ Gregg A. Ostrander
                                      ------------------------------------------
                                      Gregg A. Ostrander
                                      (Chairman, President and Chief Executive
                                      Officer)

Date:  March 28, 2002             By: /s/ John D. Reedy
                                      ------------------------------------------
                                      John D. Reedy
                                      (Executive Vice President, Chief Financial
                                      Officer, Treasurer and Principal
                                      Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ J. Christopher Henderson                                      March 28, 2002
----------------------------
J. Christopher Henderson (Director)

/s/ Jerome J. Jenko                                               March 28, 2002
-------------------
Jerome J. Jenko (Director)

/s/ James P. Kelley                                               March 28, 2002
-------------------
James J. Kelley (Director)

/s/ Leonard Lieberman                                             March 28, 2002
---------------------
Leonard Lieberman (Director)

/s/ Jeffrey J. Michael                                            March 28, 2002
----------------------
Jeffrey J. Michael (Director)

/s/ John L. Morrison                                              March 28, 2002
--------------------
John L. Morrison (Director)

/s/ Kevin A. Mundt                                                March 28, 2002
------------------
Kevin A. Mundt (Director)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION
(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy statement has been sent to security holders during the Registrant's last fiscal year.

EXHIBIT INDEX

Exhibit
NO.
12.1 Computation of Ratio of Earnings to Fixed Charges
21.1 Schedule of Michael Foods, Inc. Subsidiaries

                               MICHAEL FOODS, INC.
              (A wholly owned subsidiary of M-Foods Holdings, Inc.)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

BOARD OF DIRECTORS
MICHAEL FOODS, INC.

     We have audited the accompanying consolidated balance sheet of Michael Foods, Inc. and subsidiaries (a wholly-owned subsidiary of M-Foods Holdings, Inc.) as of December 31, 2001 and the related consolidated statements of earnings, shareholders' equity, and cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Michael Foods, Inc. and subsidiaries (a wholly-owned subsidiary of M-Foods Holdings, Inc.) as of December 31, 2001, and the results of its operations and its cash flows for the nine months then ended in conformity with accounting principles generally accepted in the United States of America.

     We have also audited Schedule II for the nine months ended December 31, 2001. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
February 8, 2002

                                      F-1-1

                               MICHAEL FOODS, INC.
              (A wholly owned subsidiary of M-Foods Holdings, Inc.)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

BOARD OF DIRECTORS
MICHAEL FOODS, INC.

     We have audited the accompanying consolidated balance sheet of Michael Foods, Inc. and subsidiaries (the "Predecessor") as of December 31, 2000 and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2000 and the three months ended March 31, 2001. These financial statements are the responsibility of the Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Michael Foods, Inc. and subsidiaries as of December 31, 2000 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 and for the three months ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

     We have also audited Schedule II for each of the two years in the period ended December 31, 2000 and for the three months ended March 31, 2001. In our opinion, this schedule, when considered in relation to the basic financial statement taken as a whole, presents fairly, in all material respects, the information therein.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
May 15, 2001

                                      F-1-2

                               MICHAEL FOODS, INC.
              (A wholly owned subsidiary of M-Foods Holdings, Inc.)

                           CONSOLIDATED BALANCE SHEETS

                                                                                                     COMPANY          PREDECESSOR
                                                                                              -------------------------------------
                                                                                                           DECEMBER 31,
                                                                                                    2001               2000
                                                                                              -------------------------------------
                                     ASSETS
CURRENT ASSETS
 Cash and equivalents.......................................................................      $  27,660,000      $   4,421,000
 Accounts receivable, less allowances.......................................................        102,317,000        112,767,000
 Inventories................................................................................         78,941,000         75,734,000
 Prepaid expenses and other.................................................................         11,370,000          4,803,000
                                                                                                  -------------      -------------
     Total current assets...................................................................        220,288,000        197,725,000
PROPERTY, PLANT AND EQUIPMENT - AT COST
 Land.......................................................................................          3,873,000          4,106,000
 Buildings and improvements.................................................................         99,561,000        143,160,000
 Machinery and equipment....................................................................        226,759,000        377,911,000
                                                                                                  -------------      -------------
                                                                                                    330,193,000        525,177,000
 Less accumulated depreciation..............................................................         39,039,000        243,360,000
                                                                                                  -------------      -------------
                                                                                                    291,154,000        281,817,000
OTHER ASSETS
 Goodwill, net..............................................................................        341,021,000        114,255,000
 Joint ventures and other assets............................................................         44,670,000         19,107,000
                                                                                                  -------------      -------------
                                                                                                    385,691,000        133,362,000
                                                                                                  -------------      -------------
                                                                                                  $ 897,133,000      $ 612,904,000
                                                                                                  =============      =============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Current maturities of long-term debt.......................................................      $  12,962,000      $   2,865,000
 Accounts payable...........................................................................         64,492,000         54,212,000
 Accrued liabilities
  Compensation..............................................................................         12,582,000         11,795,000
  Insurance.................................................................................          8,191,000          7,422,000
  Customer programs.........................................................................         21,996,000         19,307,000
  Income taxes..............................................................................          9,853,000         10,622,000
  Interest..................................................................................         10,619,000          3,713,000
  Other.....................................................................................         14,116,000          9,161,000
                                                                                                  -------------      -------------
      Total current liabilities.............................................................        154,811,000        119,097,000
LONG-TERM DEBT, less current maturities.....................................................        540,132,000        195,944,000
DEFERRED INCOME TAXES.......................................................................         48,725,000         39,130,000
COMMITMENTS AND CONTINGENCIES...............................................................                  -                  -
NON-CONTROLLING INTEREST....................................................................            475,000                  -
SHAREHOLDERS' EQUITY
 Common stock...............................................................................                  -            183,000
 Additional paid-in capital.................................................................        146,792,000         58,506,000
 Retained earnings..........................................................................          9,815,000        201,361,000
 Accumulated other comprehensive income (loss)..............................................         (3,617,000)        (1,317,000)
                                                                                                  -------------      -------------
                                                                                                    152,990,000        258,733,000
                                                                                                  -------------      -------------
                                                                                                  $ 897,133,000      $ 612,904,000
                                                                                                  =============      =============

The accompanying notes are an integral part of these statements.

                                      F-1-3

                               MICHAEL FOODS, INC.
              (A wholly owned subsidiary of M-Foods Holdings, Inc.)

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          COMPANY                               PREDECESSOR
                                                 ----------------------  ---------------------------------------------------------
                                                        NINE MONTHS        THREE MONTHS
                                                           ENDED               ENDED               YEARS ENDED DECEMBER 31,
                                                     DECEMBER 31, 2001    MARCH 31, 2001         2000                   1999
                                                 ----------------------  ---------------------------------------------------------
Net sales.......................................       $ 885,642,000       $ 275,627,000    $ 1,080,601,000       $ 1,053,272,000
Cost of sales...................................         734,008,000         227,707,000        889,138,000           860,256,000
                                                       -------------       -------------    ---------------       ---------------
 Gross profit...................................         151,634,000          47,920,000        191,463,000           193,016,000
Selling, general and administrative expenses....          87,484,000          27,376,000        104,657,000           106,686,000
Transaction expenses............................                   -          11,050,000                  -                     -
                                                       -------------       -------------    ---------------       ---------------
 Operating profit...............................          64,150,000           9,494,000         86,806,000            86,330,000
Interest expense, net...........................          42,335,000           3,293,000         13,206,000            11,664,000
                                                       -------------       -------------    ---------------       ---------------
 Earnings before income taxes and
  extraordinary item............................          21,815,000           6,201,000         73,600,000            74,666,000
Income tax expense..............................          12,000,000           2,430,000         28,890,000            30,610,000
                                                       -------------       -------------    ---------------       ---------------
 Earnings before extraordinary item.............           9,815,000           3,771,000         44,710,000            44,056,000
Extraordinary item - early extinguishment
  of debt, net of taxes.........................                   -          (9,424,000)                 -                     -
                                                       -------------       -------------    ---------------       ---------------
 NET EARNINGS (LOSS)............................       $   9,815,000       $  (5,653,000)   $    44,710,000       $    44,056,000
                                                       =============       =============    ===============       ===============

The accompanying notes are an integral part of these statements.

                                      F-1-4

                               MICHAEL FOODS, INC.
              (A wholly owned subsidiary of M-Foods Holdings, Inc.)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                   COMMON STOCK                                        ACCUMULATED
                                             -----------------------     ADDITIONAL                      OTHER           TOTAL
                                                SHARES                    PAID-IN        RETAINED     COMPREHENSIVE  SHAREHOLDERS'
                                                ISSUED       AMOUNT       CAPITAL        EARNINGS     INCOME (LOSS)     EQUITY
                                             -------------------------------------------------------------------------------------
PREDECESSOR
-------------------------------------------
Balance at January 1, 1999................    21,095,067   $ 211,000  $ 119,871,000   $ 124,067,000   $          -   $ 244,149,000
  Repurchase of common stock..............      (920,100)    (10,000)   (18,918,000)              -              -     (18,928,000)
  Incentive plan stock compensation.......        32,989       1,000        617,000               -              -         618,000
  Stock options exercised, net of shares
    surrendered for exercise price and
    income taxes..........................        93,668       1,000        837,000               -              -         838,000
  Tax benefit from stock options exercised             -           -        370,000               -              -         370,000
  Net earnings............................             -           -              -      44,056,000              -      44,056,000
  Foreign currency translation
    adjustment loss.......................             -           -              -               -       (958,000)       (958,000)
                                                                                                                     -------------
  Comprehensive income....................             -           -              -               -              -      43,098,000
  Dividends ($.27 per share)..............             -           -              -      (5,546,000)             -      (5,546,000)
                                             -----------   ---------  -------------   -------------   ------------   -------------
Balance at December 31, 1999..............    20,301,624     203,000    102,777,000     162,577,000       (958,000)    264,599,000
  Repurchase of common stock..............    (2,109,400)    (21,000)   (46,104,000)              -              -     (46,125,000)
  Incentive plan stock compensation.......        40,890           -        876,000               -              -         876,000
  Stock options exercised, net of shares
    surrendered for exercise price and
    income taxes..........................        56,370       1,000        650,000               -              -         651,000
  Tax benefit from stock options exercised             -           -        307,000               -              -         307,000
  Net earnings............................             -           -              -      44,710,000              -      44,710,000
  Foreign currency translation adjustment
    loss..................................             -           -              -               -       (359,000)       (359,000)
                                                                                                                     -------------
  Comprehensive income....................             -           -              -               -              -      44,351,000
  Dividends ($.31 per share)..............             -           -              -      (5,926,000)             -      (5,926,000)
                                             -----------   ---------  -------------   -------------   ------------   -------------
Balance at December 31, 2000..............    18,289,484     183,000     58,506,000     201,361,000     (1,317,000)    258,733,000
  Incentive plan stock compensation.......        39,703           -      1,169,000               -              -       1,169,000
  Stock options exercised, net of shares
    surrendered for exercise price and
    income taxes..........................        36,543       1,000        545,000               -              -         546,000
  Tax benefit from stock options exercised             -           -      4,055,000               -              -       4,055,000
  Stock options extended..................             -           -        310,000               -              -         310,000
  Net loss................................             -           -              -      (5,653,000)             -      (5,653,000)
  Foreign currency translation adjustment
    income................................             -           -              -               -      1,088,000       1,088,000
  Futures loss............................             -           -              -               -     (1,632,000)     (1,632,000)
                                                                                                                     -------------
  Comprehensive income (loss).............             -           -              -               -              -      (6,197,000)
  Dividends ($.08 per share)..............             -           -              -      (1,465,000)             -      (1,465,000)
                                             -----------   ---------  -------------   -------------   ------------   -------------
Balance at March 31, 2001.................    18,365,730   $ 184,000  $  64,585,000   $ 194,243,000   $ (1,861,000)   $257,151,000
                                             ===========   =========  =============   =============   ============    ============
COMPANY
-------------------------------------------
Balance at March 31, 2001.................    18,365,730   $ 184,000  $  64,585,000   $ 194,243,000   $ (1,861,000)  $ 257,151,000
  Merger with M-Foods
    Holdings, Inc.........................   (18,365,730)   (184,000)   (64,585,000)   (194,243,000)     1,861,000    (257,151,000)
  Proceeds from issuance of
    common stock..........................         1,000           -    213,393,000               -              -     213,393,000
  Deemed dividend to continuing
    shareholders..........................             -           -    (66,631,000)              -              -     (66,631,000)
  Allocation of deemed dividend to
    accumulated other comprehensive loss..             -           -              -               -       (577,000)       (577,000)
                                             -----------   ---------  -------------   -------------   ------------   -------------
Balance at April 1, 2001                           1,000           -    146,762,000               -       (577,000)    146,185,000
  Additional capital invested by parent...             -           -         30,000               -              -          30,000
  Net earnings............................             -           -              -       9,815,000              -       9,815,000
  Foreign currency translation adjustment
    income................................             -           -              -               -         10,000          10,000
  Interest Rate Swap......................             -           -              -               -     (1,206,000)     (1,206,000)
  Futures loss............................             -           -              -               -     (1,844,000)     (1,844,000)
                                                                                                                     -------------
  Comprehensive income....................             -           -              -               -              -       6,775,000
                                             -----------   ---------  -------------   -------------   ------------   -------------
Balance at December 31, 2001..............         1,000   $       -  $ 146,792,000   $   9,815,000   $ (3,617,000)  $ 152,990,000
                                             ===========   =========  =============   =============   ============   =============

The accompanying notes are an integral part of these statements.

                                     F-1-5

                               MICHAEL FOODS, INC.
              (A wholly owned subsidiary of M-Foods Holdings, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   COMPANY                      PREDECESSOR
                                                             ------------------ ---------------------------------------------
                                                                 NINE MONTHS    THREE MONTHS         YEARS ENDED DECEMBER 31,
                                                                   ENDED          ENDED         -----------------------------
                                                              DECEMBER 31, 2001 MARCH 31, 2001      2000           1999
                                                             ------------------ ---------------------------------------------
Cash flows from operating activities:
  Net earnings (loss)......................................     $   9,815,000   $  (5,653,000)  $ 44,710,000   $ 44,056,000
   Adjustments to reconcile net earnings (loss) to net
   cash provided by operating activities:
    Depreciation...........................................        39,689,000      11,114,000     42,355,000     37,537,000
    Amortization...........................................         7,256,000       1,421,000      5,628,000      5,027,000
    Deferred income taxes..................................        (2,749,000)     (1,547,000)     2,707,000      1,023,000
    Tax benefit from stock options exercised...............                 -       4,055,000        307,000        370,000
      Changes in operating assets and liabilities:
        Accounts receivable................................        18,569,000      (7,903,000)   (20,274,000)     5,146,000
        Inventories........................................         3,400,000      (4,944,000)    (4,537,000)     3,053,000
        Prepaid expenses and other.........................        (3,784,000)        293,000       (199,000)      (720,000)
        Accounts payable...................................         4,837,000       5,443,000      7,203,000      2,633,000
        Accrued liabilities................................        23,760,000      11,737,000     (8,815,000)     9,528,000
                                                                -------------   -------------   ------------   ------------
Net cash provided by operating activities..................       100,793,000      14,016,000     69,085,000    107,653,000
Cash flows from investing activities:
  Capital expenditures.....................................       (23,299,000)    (10,837,000)   (37,373,000)   (74,125,000)
  Business acquisitions....................................      (626,925,000)              -              -              -
  Joint ventures and other assets..........................        (4,953,000)      3,888,000     (1,127,000)   (19,405,000)
                                                                -------------   -------------   ------------   ------------
Net cash used in investing activities......................      (655,177,000)     (6,949,000)   (38,500,000)   (93,530,000)
Cash flows from financing activities:
  Payments on notes payable................................       (65,750,000)    (52,000,000)  (168,400,000)  (185,000,000)
  Proceeds from notes payable..............................        53,800,000      45,500,000    191,600,000    188,500,000
  Payments on long-term debt...............................      (155,106,000)       (109,000)    (3,109,000)    (3,075,000)
  Proceeds from long-term debt.............................       570,000,000               -        184,000     12,002,000
  Repurchase of common stock...............................                 -               -    (46,125,000)   (18,928,000)
  Extension of stock options...............................                 -         310,000              -              -
  Proceeds from issuance of common stock...................       174,830,000         546,000        651,000        838,000
  Dividends................................................                 -      (1,465,000)    (5,926,000)    (5,546,000)
                                                                -------------   -------------   ------------   ------------
Net cash provided by (used in) financing activities........       577,774,000      (7,218,000)   (31,125,000)   (11,209,000)
                                                                -------------   -------------   ------------   ------------
Net increase (decrease) in cash and equivalents............        23,390,000        (151,000)      (540,000)     2,914,000
Cash and equivalents at beginning of period................         4,270,000       4,421,000      4,961,000      2,047,000
                                                                -------------   -------------   ------------   ------------
Cash and equivalents at end of period......................     $  27,660,000   $   4,270,000   $  4,421,000   $  4,961,000
                                                                =============   =============   ============   ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest...............................................     $  28,866,000   $   5,945,000   $ 13,484,000   $ 12,895,000
    Income taxes...........................................         7,467,000       1,025,000     27,225,000     23,663,000

The accompanying notes are an integral part of these statements.

                                      F-1-6

                               MICHAEL FOODS, INC.
             (A wholly owned subsidiary of M-Foods Holdings, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--MERGER AGREEMENT

     On April 10, 2001, Michael Foods, Inc. and its subsidiaries ("Michael Foods", the "Company") was acquired in a transaction (the "Merger") led by an investor group comprised of a management group led by Michael Foods' Chairman, President and Chief Executive Officer, Gregg Ostrander, affiliates of Jeffrey Michael, a member of the Michael Foods Board of Directors, and affiliates of two private equity investment firms, Vestar Capital Partners ("Vestar") and Goldner Hawn Johnson & Morrison Incorporated ("GHJM"), collectively, M-Foods Investors, LLC. Under the terms of the Merger agreement, all outstanding shares of Michael Foods common stock were converted into the right to receive $30.10 per share in cash, or value equal thereto, and all outstanding stock options were converted into the right to receive, in cash, $30.10 per share reduced by the exercise price per share for all shares subject to such stock options. The purchase of the outstanding shares was financed through new equity financing of approximately $175,000,000, a senior secured credit facility of up to $470,000,000 at market-based variable interest rates (effective rate of 6.5% at December 31, 2001), and $200,000,000 of senior subordinated notes at an 11.75% annual interest rate. As a result of the Merger, the stock of pre-merger Michael Foods ("Predecessor") is no longer publicly traded and, therefore, earnings per share calculations are no longer included for financial statement presentation.

     Immediately after the close of the Merger, the Company contributed the assets of its Dairy Products division into two limited liability corporations, M-Foods Dairy, LLC and M-Foods Dairy TXCT, LLC (collectively, the "Dairy LLCs") and in exchange received voting preferred and voting common units from these entities equal to the fair value of the net assets contributed, which collectively had a revised valuation of approximately $35,800,000. The preferred units issued to the Company have an annual 10% preferred return guarantee and represent 100% of the preferred units issued and outstanding. In addition, the Company received 5% of the common units issued by each of the entities with the common units held by the Company representing 100% of the voting common units issued and outstanding. These common units have a stated value of $25,000. The remaining 95% of the common units, which are non-voting, are owned by M-Foods Dairy Holdings, LLC, which is owned by the same owners or affiliates of such owners, in the same proportion, as the unit holders of M-Foods Investors, LLC. The common unit interests owned by M-Foods Dairy Holdings, LLC were issued in exchange for $475,000 and are reflected as a non-controlling interest in the accompanying consolidated balance sheet.

     The Merger was accounted for as a purchase in accordance with Accounting Principles Board Opinion 16, BUSINESS COMBINATIONS and EITF 88-16, BASIS IN LEVERAGED BUYOUT TRANSACTIONS. Accordingly, the acquired assets and liabilities were recorded at fair value for the interests acquired by new investors and at the carryover basis for continuing investors. As a result, the assets and liabilities were assigned new values, which are part Predecessor cost and part fair value in the same proportions as the carryover basis of the residual interests retained by the continuing management investors and continuing affiliate investors of the Michael family and the new interests acquired by the new investors. The amount of fair value not able to be reflected on the Company's books due to the carryover basis is reflected as a deemed dividend and was $66,631,000.

     For ease of presentation, the Merger has been reflected in the accompanying financial statements as if it had occurred on April 1, 2001. Management determined that no material transactions occurred during the period from April 1 through April 9, 2001. The Company's consolidated financial statements as of and for the nine months ended December 31, 2001 have been presented on a comparative basis with the Predecessor's historical financial statements prior to the date of the Merger. Different bases of accounting have been used to prepare the Company and Predecessor consolidated financial statements, which has resulted in additional interest expense for new debt and higher depreciation and amortization of fixed assets and other intangible assets recorded at fair value at the date of Merger.

                                      F-1-7

                               MICHAEL FOODS, INC.
             (A wholly owned subsidiary of M-Foods Holdings, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--MERGER AGREEMENT, CONT.

     For accounting purposes the Merger was considered a leveraged buyout. The total purchase price of approximately $562,881,000 was allocated to the acquired assets and assumed liabilities based on their fair values at April 1, 2001, net of the deemed dividend. These allocations were based primarily on a valuation report by a third party appraisal firm. The allocation of the purchase price was as follows:

   Working capital...................................      $   88,663,000
   Property, plant & equipment.......................         307,544,000
   Other assets......................................          42,816,000
   Goodwill..........................................         347,537,000
   Long-term debt....................................         588,426,000
   Other liabilities.................................          51,474,000

     In connection with the Merger, the Predecessor incurred transaction expenses of approximately $26,600,000 associated with the Merger and change in control provisions of various compensation, debt and other agreements, which have been reflected in the Predecessor financial statements. These transaction expenses include an extraordinary item related to the early extinguishment of debt resulting from the change in control, which is described in Note C. In addition, the Company incurred other merger related and debt issuance costs of approximately $40,000,000, which have been capitalized as direct costs of the Merger and deferred financing costs in the Company's consolidated balance sheet.

     The following unaudited pro forma net sales and net earnings for the year ended December 31, 2000 are derived from the application of pro forma adjustments to the Predecessor historical statements of earnings, and assumes the Merger had occurred on January 1, 2000. The unaudited pro forma net sales and net earnings before extraordinary item for the year ended December 31, 2001 are derived by combining the application of the pro forma adjustments to the Predecessor's historical statement of earnings for the quarter ended March 31, 2001, which assumes the Merger had occurred on January 1, 2001, with the Company's actual results for the nine months ended December 31, 2001.

                                             YEAR ENDED             YEAR ENDED
                                           DECEMBER 31, 2001     DECEMBER 31, 2000
                                          ------------------     -----------------
  Net sales.............................. $   1,161,269,000     $    1,080,601,000
  Net earnings before extraordinary item.        12,045,000             11,977,000

     The most significant of the pro forma adjustments reflected in the above amounts were to reverse the impact of the one-time transaction-related charges recorded during the three months ended March 31, 2001, to record the incremental interest on the additional debt incurred in connection with the Merger and to record additional depreciation and amortization charges resulting from the fair value adjustments made to fixed assets and the recording of additional intangible assets. The pro forma financial information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been obtained had the transaction actually taken place at the beginning of the periods presented.

                                      F-1-8

                               MICHAEL FOODS, INC.
             (A wholly owned subsidiary of M-Foods Holdings, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY
     The Company is a diversified producer and distributor of food products in four areas--egg products, refrigerated distribution, dairy products, and potato products. The Company believes it is the largest producer of processed egg products in the United States, and is a leading producer and distributor of specialty potato and dairy products to the foodservice, retail and industrial markets. The Company also distributes refrigerated grocery items, primarily cheese and other dairy items, to the retail grocery market in the central United States.

     The Company adopted the accounting policies of the Predecessor.

PRINCIPLES OF CONSOLIDATION AND FISCAL YEAR
     The consolidated financial statements include the accounts of Michael Foods, Inc. and all majority owned subsidiaries in which it has control. All significant inter-company accounts and transactions have been eliminated. The Company's investments in non-controlled entities in which it has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Saturday nearest to December 31, but for clarity of presentation, describes all periods as if the year end is December 31. The years ended December 31, 2001, 2000 and 1999 each consisted of fifty-two weeks.

BASIS OF PRESENTATION
     The accompanying consolidated financial statements as of December 31, 2000 and for the two years then ended and for the three months ended March 31, 2001 have been taken from the historical books and records of the Predecessor.

USE OF ESTIMATES
     Preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, related revenues and expenses and disclosure about contingent assets and liabilities at the date of the financial statements. Actual results could differ from the estimates used by management.

CASH AND EQUIVALENTS
     The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE
     The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs on-going credit evaluations of customers. The Company maintains an allowance for potential credit losses which, when realized, have been within management's expectations. The allowance was $2,650,000 and $2,232,000 at December 31, 2001 and 2000.

                                     F-1-9

                               MICHAEL FOODS, INC.
             (A wholly owned subsidiary of M-Foods Holdings, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONT.

INVENTORIES
     Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful lives of generally one to two years.

     Inventories consisted of the following at December 31:

                                           COMPANY          PREDECESSOR
                                         ------------       ------------
                                             2001               2000
                                         ------------       ------------
Raw materials and supplies............   $ 15,347,000       $ 15,107,000
Work in process and finished goods....     43,027,000         41,366,000
Flocks................................     20,567,000         19,261,000
                                         ------------       ------------
                                         $ 78,941,000       $ 75,734,000
                                         ============       ============

ACCOUNTING FOR HEDGE ACTIVITIES
     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended. This standard establishes accounting and reporting standards for derivative financial instruments and hedge activities. Certain of the Company's operating segments hold derivative instruments, such as corn, soybean meal, cheese and natural gas futures that the Company believes provide an economic hedge of future transactions and are designated as cash flow hedges. As the commodities being hedged are either grain ingredients fed to the Company's flocks, raw materials or production inputs, the changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of these items. In addition, the Company has also entered into interest rate swap agreements, which correspond with the interest payment terms of a portion of the Company's variable rate senior secured credit facility. As the significant components of the swap agreements and the credit facility are highly correlative, the Company expects the swaps to be highly effective over the terms of the agreements. The amount of hedge ineffectiveness was immaterial for the nine months ended December 31, 2001 and the Predecessor's three months ended March 31, 2001.

     The Company actively monitors its exposure to commodity price risks and uses derivative commodity instruments to manage the impact of certain of these risks. The Company uses derivatives, primarily futures contracts, only for the purpose of managing risks associated with underlying exposures. The Company's futures contracts are cash flow hedges of firm purchase commitments and anticipated production requirements, as they reduce the Company's exposure to changes in the cash price of the respective items and generally extend for less than one year.

     The Company does not trade or use instruments with the objective of earning financial gains on the commodity price, nor does it use instruments where there are not underlying exposures. Gains and losses on futures contracts are deferred as a component of Accumulated Other Comprehensive Loss ("AOCL") in the Company's equity section of the balance sheet and a corresponding amount is recorded in other current assets or liabilities, as appropriate. The amounts deferred are subsequently recognized in cost of sales when the associated products are sold.

                                     F-1-10

                               MICHAEL FOODS, INC.
             (A wholly owned subsidiary of M-Foods Holdings, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONT.

The cost or benefit of contracts closed prior to the execution of the underlying purchase is deferred until the anticipated purchase occurs. As a result of the volatility of the markets, deferred gains and losses in AOCL may fluctuate until the related contract is closed.

     Initially, upon adoption of the new derivative accounting standard, and prospectively as required by the standard on the date new derivatives are entered into, the Company formally documents all relationships between hedging instruments and hedged items, as well as the Company's risk management objectives and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, the Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. If it is determined that a derivative ceases to be a highly effective hedge or the forecasted transaction being hedged will no longer occur, the Company will discontinue hedge accounting, and any gains or losses on the derivative instrument will be recognized in earnings during the period in which it no longer qualifies as a hedge. No such instances occurred in the nine months ended December 31, 2001 or during the Predecessor's three months ended March 31, 2001.

PROPERTY, PLANT AND EQUIPMENT
     Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on the straight-line basis. Estimated service lives range from 10-40 years for buildings and improvements and 3-10 years for machinery and equipment. Accelerated and straight-line methods are used for income tax purposes. The Company and Predecessor capitalized interest costs relating to the construction and installation of property, plant and equipment of $196,000, $224,000 and $1,054,000 for the nine months ended December 31, 2001 and years ended December 31, 2000 and 1999, respectively. No interest was capitalized during the three months ended March 31, 2001.

GOODWILL
     The Predecessor's acquisitions were accounted for as purchases and the excess of the total acquisition costs over the fair value of the net assets acquired was recorded as goodwill, which was being amortized on a straight-line basis over 40 years. Accumulated amortization was $23,549,000 at December 31, 2000. At April 1, 2001, the Company recorded goodwill for the excess of the purchase price of the Merger over the fair value of net assets acquired. The Company amortized its goodwill over a 40 year period, which resulted in accumulated amortization of $6,516,000 at December 31, 2001. Goodwill has been assigned to each of the operating subsidiaries at the reporting unit level. The Company evaluates its goodwill annually to determine potential impairment by comparing its carrying value to the undiscounted future cash flows of the related assets. See also Newly Adopted Accounting Standards.

DEFERRED FINANCING COSTS

         In connection with the Merger financing, deferred financing costs of $21,035,000 were capitalized. These costs are included in other assets and are being amortized using the interest method over the lives of the respective debt agreements. Accumulated amortization was $2,359,000 at December 31, 2001.

                                     F-1-11

                               MICHAEL FOODS, INC.
             (A wholly owned subsidiary of M-Foods Holdings, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONT.

FOREIGN JOINT VENTURES AND CURRENCY TRANSLATION

     The Company has investments in foreign joint ventures in Europe and Canada related to its Egg Products Division. These investments are accounted for using the equity method of accounting. The financial statements for these entities are measured in their local currency and then translated into U.S. dollars. Their balance sheet accounts are translated using the current exchange rate at the balance sheet date and their operating results are translated using the average rates prevailing throughout the reporting period. Accumulated translation gains or losses are recorded in AOCL and are included as a component of comprehensive income (loss).

REVENUE RECOGNITION
     Sales are recognized when goods are shipped to customers and are recorded net of estimated customer programs and returns.

STOCK-BASED COMPENSATION
     The Predecessor utilized the intrinsic value method of accounting for its stock-based employee compensation plans. Pro forma information related to the fair value method of accounting is provided in Note H. The Company does not have any stock-based compensation plans.

NEWLY ADOPTED ACCOUNTING STANDARDS
     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 BUSINESS COMBINATIONS, which was effective for all business combinations initiated after June 30, 2001. The statement requires that all business combinations be accounted for under the purchase method and certain intangible assets acquired in business combinations be recorded separately from goodwill if certain requirements are met. The Company does not expect SFAS No. 141 to have an impact on its consolidated financial statements.

     In July 2001, the FASB issued SFAS No. 142 GOODWILL AND OTHER INTANGIBLE ASSETS. This pronouncement, among other things, eliminates the amortization of goodwill for financial reporting purposes. This pronouncement became effective for the Company in January 2002, with goodwill now tested for impairment annually or whenever an impairment indicator arises. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing the impact of this new statement on its consolidated financial position and does not believe the statement will have a significant impact on the Company, other than the cessation of goodwill amortization. The amount of goodwill amortization expense for the nine months ended December 31, 2001 was $6,516,000.

ADVERTISING
     Advertising costs are expensed as incurred. Advertising expense was $3,779,000 during the nine months ended December 31, 2001 and $3,011,000 during the three months ended March 31, 2001. During the years ended December 31, 2000 and 1999 advertising expense was $9,132,000 and $8,616,000.

RECLASSIFICATIONS
     Certain 2000 and 1999 amounts have been reclassified to conform to the December 31, 2001 presentation. The reclassifications had no effect on net earnings or shareholders' equity as previously reported.

                                     F-1-12

                               MICHAEL FOODS, INC.
             (A wholly owned subsidiary of M-Foods Holdings, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C--LONG-TERM DEBT

    Long-term debt consisted of the following on December 31:

                                            COMPANY         PREDECESSOR
                                         -------------      --------------
                                              2001              2000
                                         -------------      --------------
      Revolving lines of credit (a,b)..  $   5,000,000       $  65,500,000
      7.58% senior promissory notes (a)              -         125,000,000
      Senior notes payable (b).........    342,650,000                   -
      Subordinated notes payable (b)...    200,000,000                   -
      Other............................      5,444,000           8,309,000
                                         -------------       -------------
                                           553,094,000         198,809,000
      Less current maturities..........     12,962,000           2,865,000
                                         -------------       -------------
                                         $ 540,132,000       $ 195,944,000
                                         =============       =============

(a) At December 31, 2000, the Predecessor had unsecured revolving lines of credit with its principal banks for $100,000,000. These lines were due February 2002 with interest at the principal bank's reference rate, or at Eurodollar rates at the Predecessor's option (effective rates of 7.46% at December 31, 2000). In addition, the Predecessor also had $125,000,000 in senior promissory notes due in five equal annual installments beginning in 2005.

     In connection with the Merger, the Company repaid both the revolving lines of credit and the senior promissory notes payable. The senior promissory notes contained a change in control provision, which resulted in the Predecessor incurring a mandatory early retirement premium. This retirement premium payment was approximately $15,513,000 and is shown, net of the related tax benefit of $6,089,000, in the Predecessor's consolidated statement of earnings as an extraordinary item in the three months ended March 31, 2001.

(b) Concurrent with the Merger, the Company entered into a new senior credit agreement, which consists of a $100,000,000 revolving credit facility, a $100,000,000 senior term loan A, both of which are due April 2007, and a $270,000,000 senior term loan B due April 2008. The Company's senior credit facility bears interest at a floating base rate plus an applicable margin, as defined in the agreement (effective rate of 6.5% at December 31, 2001). In addition, the Company also issued $200,000,000 of 11.75% senior subordinated notes due April 2011, which are subordinated to the senior credit agreement.

     The revolving credit and senior term loans are secured by substantially all of the assets of the Company. The revolving credit loan, the A and B term loans and senior subordinated notes contain restrictive covenants, including restrictions on dividends and distributions to shareholders and unit holders, a minimum fixed charge coverage ratio, a maximum leverage ratio, and a minimum interest coverage ratio, in addition to limitations on additional indebtedness and liens. Covenants related to operating performance are primarily based on earnings before income tax, interest expense and depreciation and amortization expense. In addition, the revolving credit, A and B term loans and senior subordinated note agreements also include guarantees by substantially all of the Company's domestic subsidiaries. The fair value of the Company's long-term debt at December 31, 2001 approximated the carrying value.

                                     F-1-13

                               MICHAEL FOODS, INC.
             (A wholly owned subsidiary of M-Foods Holdings, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C--LONG-TERM DEBT, CONT.

Aggregate maturities of the Company's long-term debt are as follows:

    Years Ending December 31,
    2002.....................................  $  12,962,000
    2003.....................................     22,019,000
    2004.....................................     17,949,000
    2005.....................................     15,371,000
    2006.....................................     23,664,000
    Thereafter...............................    461,129,000
                                               -------------
                                               $ 553,094,000
                                               =============

NOTE D--INCOME TAXES

     The Merger was accomplished through a cash-for-stock transaction. As a result, the basis of the Company's assets and liabilities did not change for income tax reporting purposes. Goodwill arising through the Merger is not deductible and is considered a permanent difference. A portion of Predecessor goodwill, which was deductible for tax purposes prior to the Merger, will continue to be deductible.

     The taxable income or loss of the Dairy LLCs will be distributed primarily to the Company until it has received payment for its preferred units and a 10% cumulative return on the preferred units, and all senior secured and subordinated debt has been retired.

     Income tax expense (benefit) consists of the following:

                          COMPANY                                     PREDECESSOR
                     ---------------------   ---------------------------------------------------------------
                      NINE MONTHS ENDED          THREE MONTHS
                         DECEMBER 31,           ENDED MARCH 31,               YEARS ENDED DECEMBER 31,
                             2001                    2001                  2000                    1999
                     ---------------------   ---------------------------------------------------------------
Current
   Federal.........  $       10,998,000      $        3,100,000       $     23,447,000     $     24,843,000
   State...........           1,792,000                 877,000              2,736,000            4,744,000
                     ---------------------   --------------------     ------------------   -----------------
                             12,790,000               3,977,000             26,183,000           29,587,000
Deferred
   Federal.........            (720,000)             (1,406,000)             2,461,000              979,000
   State...........             (70,000)               (141,000)               246,000               44,000
                     ---------------------   --------------------     ------------------   -----------------
                               (790,000)             (1,547,000)             2,707,000            1,023,000
                     ---------------------   --------------------     ------------------   -----------------
                     $       12,000,000      $        2,430,000       $     28,890,000     $     30,610,000
                     =====================   ====================     ==================   =================

                                     F-1-14

                               MICHAEL FOODS, INC.
             (A wholly owned subsidiary of M-Foods Holdings, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D--INCOME TAXES, CONT.

     Tax effects of the cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes are as follows:

                                                               COMPANY           PREDECESSOR
                                                            -------------     --------------
                                                                        DECEMBER 31,
                                                            --------------------------------
                                                                2001               2000
                                                            -------------     --------------
Depreciation..........................................      $ 43,120,000       $  33,190,000
Flock inventories.....................................         5,730,000           6,080,000
Goodwill..............................................         3,150,000           2,770,000
Trademarks............................................         4,980,000            (200,000)
Non-compete agreement.................................        (3,390,000)           (770,000)
Other.................................................        (4,865,000)         (1,940,000)
                                                            -------------      -------------
                                                            $ 48,725,000       $  39,130,000
                                                            =============      =============

     The following is a reconciliation of the Federal statutory income tax rate to the consolidated effective tax rate:

                                                            COMPANY                        PREDECESSOR
                                                     ----------------------  ----------------------------------------
                                                       NINE MONTHS ENDED       THREE MONTHS        YEARS ENDED
                                                         DECEMBER 31,        ENDED MARCH 31,       DECEMBER 31,
                                                             2001                  2001          2000       1999
                                                     ----------------------  ----------------------------------------

Federal statutory rate..............................           35.0%                35.0%        35.0%       35.0%
State taxes.........................................            5.1                  1.9          2.6         4.2
Goodwill............................................           10.2                  3.4          1.2         1.1
Other...............................................            4.7                 (1.0)         0.5         0.7
                                                               ----                 ----         ----        ----

                                                               55.0%                39.3%        39.3%       41.0%
                                                               ====                 ====         ====        ====

NOTE E--EMPLOYEE RETIREMENT PLAN

     Full-time employees who meet certain service requirements are eligible to participate in a defined contribution retirement plan. The Company matches up to 4% of each participant's eligible compensation. Company contributions for the nine months ended December 31, 2001 were $1,964,000. Predecessor contributions totaled $1,194,000 for the three months ended March 31, 2001 and $2,692,000 and $2,491,000 in the years ended December 31, 2000 and 1999.

NOTE F--RELATED PARTY TRANSACTIONS

     Pursuant to management agreements with Vestar and GHJM, the Company pays them a combined annual fee of $1,000,000 or .75% of consolidated earnings before interest, taxes, depreciation and amortization, whichever is greater. The management fee for the nine month period ended December 31, 2001 was approximately $800,000. In addition, these affiliates were paid approximately $10,500,000 by the Company for services rendered and expenses incurred in connection with the Merger.

                                     F-1-15

                               MICHAEL FOODS, INC.
             (A wholly owned subsidiary of M-Foods Holdings, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F--RELATED PARTY TRANSACTIONS, CONT.

     In February 1997, the Predecessor acquired Papetti's Hygrade Egg Products, Inc. and affiliated companies (collectively, "Papetti's"). In connection with this acquisition, the Predecessor entered into various operating leases with the previous owners of Papetti's for the majority of Papetti's operating facilities. The future annual minimum rental commitments under these leases are approximately $2,100,000 through February 2007, with the exception of one lease that expires in February 2017. In addition, the Company and Predecessor purchase eggs under an annual egg supply agreement with a partnership in which various Papetti family members own a 50% interest. Annual purchases from this partnership total approximately $10,000,000. See also Note H, "Repurchases of Common Stock," for additional related party disclosure. Following the Merger, the previous owners of Papetti's are no longer considered to be related parties, as these individuals no longer own Company stock. The Company continues to be obligated under the operating lease obligations and egg supply contracts described above.

NOTE G--COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS
     The Company's corporate offices and several of its manufacturing facilities are leased under operating leases expiring at various times through February 2017. The leases provide that real estate taxes, insurance, and maintenance expenses are obligations of the Company. In addition, the Company leases some of its transportation and manufacturing equipment under operating leases. Rent expense, including real estate taxes and maintenance expenses, was approximately $8,795,000 for the nine months ended December 31, 2001. Predecessor rent expense was $2,002,000 for the three months ended March 31, 2001 and $8,639,000 and $7,200,000 for the years ended December 31, 2000 and 1999. The following is a schedule of minimum rental commitments for base rent for the years ending December 31:

                      2002...........................       $  7,740,000
                      2003...........................          6,266,000
                      2004...........................          5,756,000
                      2005...........................          4,150,000
                      2006...........................          3,655,000
                      Thereafter.....................         10,089,000

DEBT GUARANTEES
     The Company has guaranteed the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of several municipalities where the Company has manufacturing facilities. The repayment of these bonds is funded through the wastewater treatment charges paid by the Company. However, should those charges not be sufficient to pay the bond payments as they become due, the Company has agreed to pay any shortfall. The remaining principal balance of these bonds at December 31, 2001 was approximately $6,900,000.

EGG PROCUREMENT CONTRACTS
     The Company maintains egg procurement contracts with numerous cooperatives and egg producers throughout the Midwestern and Eastern United States, which supply approximately 50% of the Company's egg requirements. These contracts vary in length from 18 to 72 months with prices primarily indexed to grain or Urner Barry market indices. No single egg supplier provides more than 10% of the Company's egg requirements.

                                     F-1-16

                               MICHAEL FOODS, INC.
             (A wholly owned subsidiary of M-Foods Holdings, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G--COMMITMENTS AND CONTINGENCIES, CONT.

PATENT LITIGATION
     The Company has an exclusive license agreement for a patented process for the production and sale of extended shelf-life liquid egg products. Under the license agreement, the Company has the right to defend and prosecute infringement of the underlying patents. The Company may apply 50% of its costs of defending the patents to future royalty payments.

     The U.S. Federal Court of Appeals has upheld the validity of the patents on two separate occasions. In September 2000, the U.S. Patent and Trademark Office allowed product claims beyond the process claims previously allowed for the extended shelf-life egg product. These patents are scheduled to expire beginning in 2006.

     In 2000, the Predecessor settled litigation with one party related to the infringement of these patents and issued a sub-license to the infringing party granting them the right to manufacture and distribute extended shelf-life liquid whole egg product subject to a royalty payable to the Company and the patent holder on all future product sold. In connection with this settlement, the patent holder received a lump sum payment for the past production and sale of the product and other matters related to the infringement. The Company is continuing to pursue litigation related to other parties who are infringing the product and process patents, including Sunny Fresh Foods, Inc., a subsidiary of Cargill, Inc.

OTHER LITIGATION
     The Company is engaged in routine litigation incidental to its business. Management believes the ultimate outcome of this litigation will not have a material effect on the Company's consolidated financial position, liquidity or results of operations.

NOTE H--SHAREHOLDERS' EQUITY

COMPANY - COMMON STOCK
     The Company has authorized, issued and outstanding common stock of 1,000 shares with a $.01 par value. All common shares were issued to M-Foods Holdings, Inc., a wholly owned subsidiary of M-Foods Investors, LLC, in connection with the Merger.

PREDECESSOR - CAPITAL STOCK
     The Predecessor had authorized capital stock of 50,000,000 shares consisting of 40,000,000 shares of $.01 par value common stock and 10,000,000 shares of undesignated stock. The Board of Directors had the authority to determine voting, conversion and other rights of the undesignated stock. There were no shares of undesignated stock issued or outstanding at December 31, 2000 or 1999.

REPURCHASES OF COMMON STOCK

     During 1998, the Predecessor's Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock. During 1999, the Predecessor repurchased and retired 920,100 shares for $18,928,000. In February and May of 2000, the Board of Directors authorized the repurchase of an additional 2,500,000 shares under the repurchase program. During the year ended December 31, 2000, the Predecessor repurchased 2,109,400 shares for $46,125,000, including 1,500,000 shares from a related party for $21.77 per share. No shares were repurchased during the three months ended March 31, 2001.

                                     F-1-17

                               MICHAEL FOODS, INC.
             (A wholly owned subsidiary of M-Foods Holdings, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H--SHAREHOLDERS' EQUITY, CONT.

INCENTIVE PLAN
     The Predecessor had an incentive compensation plan for certain key employees. The Predecessor utilized unissued common stock for a portion of the incentive compensation in this plan. The Predecessor accrued for all incentive compensation as earned. In connection with the Merger, this Plan was terminated and all shares of common stock previously awarded under the plan were retired through the Merger.

STOCK OPTION PLANS
     The Predecessor maintained non-qualified stock option plans. The officer and key employee plans had 911,400 shares of common stock available for issue at December 31, 2000 and the non-employee director plan had 42,800 shares available for issue at December 31, 2000. The stock options granted under these plans generally had a ten year term, vested ratably over five years, and had an exercise price equal to the fair market value of the stock on the date of grant. Stock options totaling 957,740 and 766,434 shares with weighted average exercise prices of $16.39 and $14.86 were exercisable at December 31, 2000 and 1999. In connection with the Merger, all options for common stock previously awarded became fully vested in accordance with the terms of the respective plans and the option holders, except for certain options held by senior members of management, were paid the difference between the $30.10 per share consideration and the exercise price of their respective options (See Note A).

     Option transactions under these plans for each of the two years ended December 31, 2000 and 1999, and the three months ended March 31, 2001, are summarized as follows:

                                                                                        WEIGHTED
                                                                       NUMBER           AVERAGE
                                                                      OF SHARES      EXERCISE PRICE
                                                                      ---------      --------------
  Outstanding at January 1, 1999.................................      1,637,868            $17.79
  Granted........................................................        200,900             21.82
  Exercised......................................................       (113,887)            11.41
  Canceled.......................................................        (86,340)            21.57
                                                                       ---------
  Outstanding at December 31, 1999...............................      1,638,541             18.53
  Granted........................................................        306,500             21.51
  Exercised......................................................        (65,070)            13.09
  Canceled.......................................................        (60,056)            22.01
                                                                       ---------
  Outstanding at December 31, 2000...............................      1,819,915             19.11
  Exercised......................................................        (36,581)            14.94
  Canceled.......................................................         (2,889)            23.69
                                                                       ---------
  Outstanding at March 31, 2001..................................      1,780,445             19.20
                                                                       =========

                                     F-1-18

                               MICHAEL FOODS, INC.
             (A wholly owned subsidiary of M-Foods Holdings, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H--SHAREHOLDERS' EQUITY, CONT.

The following tables summarize information concerning outstanding and exercisable stock options at March 31, 2001:

                               OPTIONS OUTSTANDING
                               -------------------
           EXERCISE PRICES
           ---------------
                                                           WEIGHTED AVERAGE
                          WEIGHTED        NUMBER              REMAINING
        RANGE             AVERAGE       OF SHARES          CONTRACTUAL LIFE
        -----             -------       ---------          ----------------

   $ 7.63 - $11.13        $  10.04        368,800             3.9 years
    11.50 -  15.13           12.53        233,019             3.8 years
    17.83 -  24.56           21.90        605,526             7.9 years
    24.69 -  29.75           25.04        573,100             7.2 years
                                        ---------
                                        1,780,445
                                        ---------

                                OPTIONS EXERCISABLE
                                -------------------
                        EXERCISE PRICES
                        ---------------
                                          WEIGHTED      NUMBER
                       RANGE              AVERAGE     OF SHARES
                       -----              -------     ---------
                 $ 7.63  - $ 11.13        $ 10.00       350,100
                   11.50 -   15.13          12.53       229,019
                   17.83 -   24.56          21.86       238,606
                   24.69 -   29.75          25.19       310,000
                                                      ---------
                                                      1,127,725
                                                      ---------

     Pro forma net earnings would have been $43,037,000 and $42,630,000 had the fair value method been used for valuing options granted in the years ending 2000 and 1999. The pro forma effect on net earnings for 1999 is not representative of the pro forma effect on net earnings of future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

     The weighted average fair value of options granted in the years ending 2000 and 1999 were $9.49 and $9.53 per share, computed by applying the following weighted average assumptions to the Black Scholes options pricing model: dividend yield of 1% in 2000 and 1999; risk-free rate of return of 5.1% in 2000 and 6.5% in 1999; volatility of 40% in 2000 and 1999, and an average term of 7 years. There were no options granted during the three months ended March 31, 2001.

                                     F-1-19

                               MICHAEL FOODS, INC.
             (A wholly owned subsidiary of M-Foods Holdings, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I--BUSINESS SEGMENTS

     The Company operates in four reportable segments:

     Egg Products processes and distributes numerous egg products and shell eggs primarily through its facilities in the Midwest and Eastern United States. Sales of egg products are made through an internal sales force and independent brokers to the foodservice, industrial and retail markets primarily throughout the United States.

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

     Potato Products processes and distributes refrigerated potato products from its manufacturing facilities in Minnesota and Nevada. Sales of potato products are made through an internal sales force to foodservice and retail markets throughout the United States.

     The Company identifies its segments based on its organizational structure, which is primarily by principal products. Operating profit represents earnings before interest expense, interest income, income taxes, and allocations of corporate costs to the respective divisions. Intersegment sales are made at market prices. The Company's corporate office maintains a majority of the Company's cash under its cash management policy.

     Sales to two customers, primarily by the Egg Products segment, accounted for approximately 18% and 15% of consolidated net sales for the nine months ended December 31, 2001. The Predecessor had sales to one customer, which accounted for approximately 12% of consolidated net sales for the three months ended March 31, 2001 and 15% and 12% of consolidated net sales for the years ending December 31, 2000 and 1999.

                                     F-1-20

                               MICHAEL FOODS, INC.
             (A wholly owned subsidiary of M-Foods Holdings, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I--BUSINESS SEGMENTS, CONT.

Certain financial information for the Company's operating segments is as follows (in thousands):

                                             EGG        REFRIGERATED      DAIRY         POTATO
                                           PRODUCTS     DISTRIBUTION     PRODUCTS      PRODUCTS      CORPORATE        TOTAL
                                           --------     ------------     --------      --------      ---------        -----
   COMPANY
Nine months ended December 31,
  2001:

  External net sales..................    $  482,324      $  201,496     $ 150,554     $ 51,268     $      -    $   885,642
  Intersegment sales..................         9,137               -             -        2,552            -         11,689
  Operating profit (loss).............        48,648           4,947         7,885        6,639       (3,969)        64,150
  Total assets........................       623,502          90,844        49,691       80,303       52,793        897,133
  Depreciation and amortization.......        37,020           1,990         3,120        4,787           28         46,945
  Capital expenditures................        13,604           2,327         5,810        1,549            9         23,299

  PREDECESSOR
 Three months ended March 31, 2001:
  External net sales..................    $  163,529      $   61,185     $  35,328     $ 15,585     $      -    $   275,627
  Intersegment sales..................         4,246               -             -        1,003            -          5,249
  Operating profit (loss).............        12,915           3,639         3,958        1,688      (12,706)         9,494
  Depreciation and amortization.......         9,611             339         1,274        1,278           33         12,535
  Capital expenditures................         3,990             248         5,916          683            -         10,837

Year ended December 31, 2000:
  External net sales..................    $  637,355      $  241,114     $ 141,401     $ 60,731     $      -    $ 1,080,601
  Intersegment sales..................        13,357              80           516        2,477            -         16,430
  Operating profit (loss).............        67,658          16,001         1,322        7,650       (5,825)        86,806
  Total assets........................       461,298          45,716        53,505       44,122        8,263        612,904
  Depreciation and amortization.......        36,435           1,316         4,724        5,372          136         47,983
  Capital expenditures................        25,376           1,042         9,565        1,390            -         37,373

Year ended December 31, 1999:
  External net sales..................    $  620,719      $  230,335     $ 144,865     $ 57,353     $      -    $ 1,053,272
  Intersegment sales..................        15,854             101         1,384        2,360            -         19,699
  Operating profit (loss).............        73,531          10,656         3,750        6,751       (8,358)        86,330
  Total assets........................       455,943          36,901        48,686       47,792        8,595        597,917
  Depreciation and amortization.......        31,824           1,316         3,671        5,626          127         42,564
  Capital expenditures................        65,467             762         6,115        1,781            -         74,125

                                     F-1-21

                               MICHAEL FOODS, INC.
             (A wholly owned subsidiary of M-Foods Holdings, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J--SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
     The Company's revolving credit facility, A and B term loans and senior subordinated notes have been guaranteed, on a joint and several basis, by the Company and its domestic subsidiaries. The revolving credit facility and A and B term loans are also guaranteed by the Company's parent, M-Foods Holdings, Inc.

     The following condensed consolidating financial information presents the consolidated balance sheet and statements of earnings and cash flows of the Company as of December 31, 2001 and the nine months then ended, and the Predecessor's consolidated balance sheet as of December 31, 2000 and the consolidated statements of earnings and cash flows for the three months ended March 31, 2001 and for the years ended December 31, 2000 and 1999. These financial statements reflect Michael Foods, Inc. (the parent), the wholly owned guarantor subsidiaries (on a combined basis), the non-wholly owned guarantor subsidiaries, and elimination entries necessary to combine such entities on a consolidated basis. Included elsewhere in this annual report on Form 10-K are the audited financial statements of the non-wholly owned guarantor subsidiaries.

                                     COMPANY
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                                              NON-WHOLLY OWNED
                                                                           GUARANTOR SUBSIDIARIES
                                                                          ------------------------
                                                           WHOLLY OWNED    M-FOODS       M-FOODS
                                                             GUARANTOR      DAIRY,        DAIRY
                                               PARENT      SUBSIDIARIES      LLC        TXCT, LLC    ELIMINATIONS   CONSOLIDATED
                                              -----------------------------------------------------------------------------------
                  Assets
Current Assets
   Cash and equivalents.....................  $  33,947    $  (6,287)     $      -      $       -       $       -    $    27,660
   Accounts receivable, net.................        223       91,744         6,535          5,765          (1,950)       102,317
   Inventories..............................          -       72,034         3,592          3,315               -         78,941
   Prepaid expenses and other...............        972        9,850           496             52               -         11,370
                                              ---------    ---------      --------      ---------       ---------    -----------
         Total current assets...............     35,142      167,341        10,623          9,132          (1,950)       220,288
Property, Plant and Equipment - net.........         78      263,893        15,657         11,526               -        291,154
Other assets:
   Goodwill, net............................          -      339,258         1,763              -               -        341,021
   Joint ventures and other assets..........     19,521       24,091             -          1,058               -         44,670
   Preferred unit holder return receivable.           -        8,188             -              -          (8,188)             -
   Investment in subsidiaries...............    675,556            -             -              -        (675,556)             -
                                              ---------    ---------      --------      ---------       ---------    -----------
                                                695,077      371,537         1,763          1,058        (683,744)       385,691
                                              ---------    ---------      --------      ---------       ---------    -----------
        Total assets........................  $ 730,297    $ 802,771      $ 28,043      $  21,716       $(685,694)   $   897,133
                                              =========    =========      ========      =========       =========    ===========
   Liabilities and Shareholders' Equity
Current Liabilities
   Current maturities of long-term debt.....  $  10,255    $     307      $      -      $   2,400       $       -    $    12,962
   Accounts payable.........................        265       60,223         2,612          3,342          (1,950)        64,492
   Accrued liabilities......................     30,210       44,020         2,151            976                         77,357
                                              ---------    ---------      --------      ---------       ---------    -----------
        Total current liabilities...........     40,730      104,550         4,763          6,718          (1,950)       154,811
Long-term debt, less current maturities.....    537,395          337             -          2,400               -        540,132
Deferred income taxes.......................     (1,293)      50,018             -              -               -         48,725
                                              ---------    ---------      --------      ---------       ---------    -----------
        Total liabilities...................    576,832      154,905         4,763          9,118          (1,950)       743,668
Non-controlling interest....................        475            -             -              -               -            475
Preferred unit holder return payable........          -            -         7,500            688          (8,188)             -
Shareholders' Equity........................    152,990      647,866        15,780         11,910        (675,556)       152,990
                                              ---------    ---------      --------      ---------       ---------    -----------
  Total liabilities and shareholders' equity  $ 730,297    $ 802,771      $ 28,043      $  21,716       $(685,694)   $   897,133
                                              =========    =========      ========      =========       =========    ===========

                                     F-1-22

                               MICHAEL FOODS, INC.
             (A wholly owned subsidiary of M-Foods Holdings, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   PREDECESSOR
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                               NON-WHOLLY OWNED
                                                                              GUARANTOR SUBSIDIARIES
                                                                              ----------------------
                                                         WHOLLY OWNED       M-FOODS         M-FOODS
                                                           GUARANTOR         DAIRY,          DAIRY
                                              PARENT      SUBSIDIARIES        LLC          TXCT, LLC    ELIMINATIONS   CONSOLIDATED
                                            ---------------------------------------------------------------------------------------
           Assets
Current Assets
 Cash and equivalents...................... $   8,787    $      (4,366) $            -   $           -   $         -    $     4,421
 Accounts receivable, net..................       420          102,968           6,326           5,684        (2,631)       112,767
 Inventories...............................         -           71,077           2,262           2,395             -         75,734
 Prepaid expenses and other................       238            4,414              94              57             -          4,803
                                            ---------    -------------  --------------   -------------   -----------    -----------
      Total current assets.................     9,445          174,093           8,682           8,136        (2,631)       197,725
Property, Plant and Equipment - net........       103          255,485          11,800          14,429             -        281,817
Other assets:
 Goodwill, net.............................         -          112,468           1,787               -             -        114,255
 Joint ventures and other assets...........     1,343            9,090               7           8,667             -         19,107
 Investment in subsidiaries................   459,773                -               -               -      (459,773)             -
                                            ---------    -------------  --------------   -------------   -----------    -----------
                                              461,116          121,558           1,794           8,667      (459,773)       133,362
                                            ---------    -------------  --------------   -------------   -----------    -----------
      Total assets......................... $ 470,664    $     551,136  $       22,276   $      31,232   $  (462,404)   $   612,904
                                            =========    =============  ==============   =============   ===========    ===========
      Liabilities and Shareholders' Equity

Current Liabilities
   Current maturities of long-term debt.... $       -    $         465  $            -   $       2,400   $         -    $     2,865
   Accounts payable........................       111           51,636           1,962           3,134        (2,631)        54,212
   Accrued liabilities.....................    21,077           38,799           1,381             763             -         62,020
                                            ---------    -------------  --------------   -------------   -----------    -----------
      Total current liabilities............    21,188           90,900           3,343           6,297        (2,631)       119,097

Long-term debt, less current maturities....   190,500              644               -           4,800             -        195,944

Deferred income taxes......................       243           38,133             690              64             -         39,130
                                            ---------    -------------  --------------   -------------   -----------    -----------
      Total liabilities....................   211,931          129,677           4,033          11,161        (2,631)       354,171
Shareholders' Equity.......................   258,733          421,459          18,243          20,071      (459,773)       258,733
                                            ---------    -------------  --------------   -------------   -----------    -----------
      Total liabilities and shareholders'
        equity............................. $ 470,664    $     551,136  $       22,276   $      31,232   $  (462,404)   $   612,904
                                            =========    =============  ==============   =============   ===========    ===========

                                     F-1-23

                               MICHAEL FOODS, INC.
             (A wholly owned subsidiary of M-Foods Holdings, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     COMPANY
                   CONDENSED CONSOLIDATING EARNINGS STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                                               NON-WHOLLY OWNED
                                                                            GUARANTOR SUBSIDIARIES
                                                                           -------------------------
                                                           WHOLLY OWNED     M-FOODS        M-FOODS
                                                             GUARANTOR       DAIRY,         DAIRY
                                               PARENT      SUBSIDIARIES       LLC          TXCT, LLC    ELIMINATIONS   CONSOLIDATED
                                             --------------------------------------------------------------------------------------
Net sales.................................  $       -    $     746,777  $       69,911   $      80,643   $   (11,689)   $   885,642
Cost of sales.............................          -          608,961          59,626          77,110       (11,689)       734,008
                                            ---------    -------------  --------------   -------------   -----------    -----------
    Gross profit..........................          -          137,816          10,285           3,533             -        151,634
Selling, general and administrative
  expenses................................      3,969           80,043           3,194           3,367        (3,089)        87,484
                                            ---------    -------------  --------------   -------------   -----------    -----------
    Operating profit (loss)...............     (3,969)          57,773           7,091             166         3,089         64,150
Interest income (expense), net............    (42,361)            (436)            409              53             -        (42,335)
Other income..............................      3,089                -               -               -        (3,089)             -
                                            ---------    -------------  --------------   -------------   -----------    -----------
Earnings (loss) before preferred stock
  dividends, equity in earnings (loss) of
  subsidiaries and income taxes...........    (43,241)          57,337           7,500             219             -         21,815
Preferred stock dividends.................          -            8,188          (7,500)           (688)            -              -
Equity in earnings (loss) of subsidiaries.     29,269             (469)                            469       (29,269)             -
                                            ---------    -------------  --------------   -------------   -----------    -----------
  Earnings (loss) before income taxes.....    (13,972)          65,056               -               -       (29,269)        21,815
Income tax expense (benefit)..............    (23,787)          35,787               -               -             -         12,000
                                            ---------    -------------  --------------   -------------   -----------    -----------
  NET EARNINGS (LOSS).....................  $   9,815    $      29,269  $            -   $           -   $   (29,269)   $     9,815
                                            ==========   =============  ==============   =============   ===========    ===========

                                     F-1-24

                               MICHAEL FOODS, INC.
             (A wholly owned subsidiary of M-Foods Holdings, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   PREDECESSOR
                   CONDENSED CONSOLIDATING EARNINGS STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001
                                 (IN THOUSANDS)

                                                                              NON-WHOLLY OWNED
                                                                          GUARANTOR SUBSIDIARIES
                                                                          ----------------------
                                                              WHOLLY
                                                              OWNED         M-FOODS      M-FOODS
                                                            GUARANTOR       DAIRY,        DAIRY
                                               PARENT      SUBSIDIARIES       LLC       TXCT, LLC    ELIMINATIONS   CONSOLIDATED
                                             -------------------------------------------------------------------------------------
Net sales.................................  $       -    $     245,548  $       17,684   $      17,644   $    (5,249)   $   275,627
Cost of sales.............................          -          200,854          14,994          17,108        (5,249)       227,707
                                            ---------    -------------  --------------   -------------   -----------    -----------
     Gross profit.........................          -           44,694           2,690             536             -         47,920
Selling, general and administrative
  expenses................................      1,656           27,720           1,027           1,712        (1,522)        30,593
Recall insurance settlement...............          -                -          (3,217)              -             -         (3,217)
Transaction costs.........................     11,050                -                               -             -         11,050
                                            ---------    -------------  --------------   -------------   -----------    -----------
     Operating profit (loss)..............    (12,706)          16,974           4,880          (1,176)        1,522          9,494

Interest income (expense), net............     (3,308)              14               1               -             -         (3,293)
Other income..............................      1,522                -               -               -        (1,522)
                                            ---------    -------------  --------------   -------------   -----------    -----------

Earnings (loss) before equity in earnings
   of subsidiaries and income taxes.......    (14,492)          16,988           4,881          (1,176)            -          6,201
Equity in earnings (loss) of subsidiaries.     12,573                -               -               -       (12,573)             -
                                            ---------    -------------  --------------   -------------   -----------    -----------

     Earnings (loss) before income taxes..     (1,919)          16,988           4,881          (1,176)      (12,573)         6,201

Income tax expense (benefit)..............     (5,690)           6,649           1,918            (447)            -          2,430
                                            ---------    -------------  --------------   -------------   -----------    -----------

     Earnings (loss) before
         extraordinary item...............      3,771           10,339           2,963            (729)      (12,573)         3,771
                                            ---------    -------------  --------------   -------------   -----------    -----------

Extraordinary item - early
   extinguishment of debt, net of taxes...      9,424                -               -               -             -          9,424
                                            ---------    -------------  --------------   -------------   -----------    -----------

     NET EARNINGS (LOSS)..................  $  (5,653)   $      10,339  $        2,963   $        (729)  $   (12,573)   $    (5,653)
                                            =========    =============  ==============   =============   ===========    ===========

                                     F-1-25

                               MICHAEL FOODS, INC.
             (A wholly owned subsidiary of M-Foods Holdings, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   PREDECESSOR
                   CONDENSED CONSOLIDATING EARNINGS STATEMENTS
                          YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                               NON-WHOLLY OWNED
                                                                            GUARANTOR SUBSIDIARIES
                                                                           -------------------------
                                                           WHOLLY OWNED     M-FOODS         M-FOODS
                                                             GUARANTOR       DAIRY,          DAIRY
                                               PARENT      SUBSIDIARIES       LLC           TXCT, LLC    ELIMINATIONS  CONSOLIDATED
                                             --------------------------------------------------------------------------------------
Net sales.................................  $       -    $     955,115  $       68,102   $      73,814   $   (16,430)   $ 1,080,601
Cost of sales.............................          -          775,173          59,948          70,447       (16,430)       889,138
                                            ---------    -------------  --------------   -------------   -----------    -----------
     Gross profit.........................          -          179,942           8,154           3,367             -        191,463
Selling, general and administrative
  expenses................................      5,825           93,294           3,668           7,412        (5,542)       104,657
                                            ---------    -------------  --------------   -------------   -----------    -----------

     Operating profit (loss)..............     (5,825)          86,648           4,486          (4,045)        5,542         86,806

Interest income (expense), net............    (13,276)              64               6               -             -        (13,206)
Other income..............................      5,542                -               -               -        (5,542)             -
                                            ---------    -------------  --------------   -------------   -----------    -----------

Earnings (loss) before equity in earnings
   of subsidiaries and income taxes.......    (13,559)          86,712           4,492          (4,045)            -         73,600

Equity in earnings (loss) of subsidiaries.     53,279                -               -               -       (53,279)             -
                                            ---------    -------------  --------------   -------------   -----------    -----------

     Earnings (loss) before income taxes..     39,720           86,712           4,492          (4,045)      (53,279)        73,600

Income tax expense (benefit)..............     (4,990)          33,651           1,766          (1,537)            -         28,890
                                            ---------    -------------  --------------   -------------   -----------    -----------

     NET EARNINGS (LOSS)..................  $  44,710    $      53,061  $        2,726   $      (2,508)  $   (53,279)   $    44,710
                                            =========    =============  ==============   =============   ===========    ===========

                                     F-1-26

                               MICHAEL FOODS, INC.
             (A wholly owned subsidiary of M-Foods Holdings, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   PREDECESSOR
                   CONDENSED CONSOLIDATING EARNINGS STATEMENTS
                          YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                              NON-WHOLLY OWNED
                                                                           GUARANTOR SUBSIDIARIES
                                                                          --------------------------
                                                           WHOLLY OWNED     M-FOODS         M-FOODS
                                                             GUARANTOR       DAIRY,          DAIRY
                                               PARENT      SUBSIDIARIES       LLC          TXCT, LLC    ELIMINATIONS   CONSOLIDATED
                                             --------------------------------------------------------------------------------------
Net sales.................................  $       -    $     926,723  $       86,494   $      59,754   $   (19,699)   $ 1,053,272
Cost of sales.............................          -          745,863          78,451          55,641       (19,699)       860,256
                                            ---------    -------------  --------------   -------------   -----------    -----------
  Gross profit............................          -          180,860           8,043           4,113             -        193,016
Selling, general and administrative
  expenses................................      8,358           89,922           2,781           5,625             -        106,686
                                            ---------    -------------  --------------   -------------   -----------    -----------

     Operating profit (loss)..............     (8,358)          90,938           5,262          (1,512)            -         86,330
Interest income (expense), net............    (11,670)              12              (6)              -             -        (11,664)
                                            ---------    -------------  --------------   -------------   -----------    -----------

Earnings (loss) before equity in earnings
   of subsidiaries and income taxes.......    (20,028)          90,950           5,256          (1,512)            -         74,666
Equity in earnings (loss) of subsidiaries.     55,254                -               -               -       (55,254)             -
                                            ---------    -------------  --------------   -------------   -----------    -----------

     Earnings (loss) before income taxes..     35,226           90,950           5,256          (1,512)      (55,254)        74,666
Income tax expense (benefit)..............     (8,830)          37,949           2,066            (575)            -         30,610
                                            ---------    -------------  --------------   -------------   -----------    -----------

     NET EARNINGS (LOSS)..................  $  44,056    $      53,001  $        3,190   $        (937)  $   (55,254)   $    44,056
                                            =========    =============  ==============   =============   ===========    ===========

                                     F-1-27

                               MICHAEL FOODS, INC.
             (A wholly owned subsidiary of M-Foods Holdings, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     COMPANY
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                       NINE MONTHS ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                                              NON-WHOLLY OWNED
                                                                           GUARANTOR SUBSIDIARIES
                                                                          --------------------------
                                                             WHOLLY
                                                              OWNED         M-FOODS         M-FOODS
                                                            GUARANTOR       DAIRY,           DAIRY
                                               PARENT      SUBSIDIARIES       LLC          TXCT, LLC    ELIMINATIONS   CONSOLIDATED
                                             --------------------------------------------------------------------------------------
Net cash provided by operating activities.  $  28,125    $      52,276  $       13,334   $       7,058   $         -    $   100,793
Cash flows from investing activities:
  Capital expenditures....................         (9)         (17,480)         (1,770)         (4,040)            -        (23,299)
  Business acquisitions...................   (626,925)               -               -               -             -       (626,925)
  Investments in joint ventures and
    other assets..........................       (249)          (4,704)              -               -             -         (4,953)
                                            ---------    -------------  --------------   -------------   -----------    -----------
Net cash used in investing activities.....   (627,183)         (22,184)         (1,770)         (4,040)            -       (655,177)
Cash flows from financing activities:
  Payments on notes payable...............    (65,750)               -               -               -             -        (65,750)
  Proceeds from notes payable.............     53,800                -               -               -             -         53,800
  Payments on long-term debt..............   (152,349)            (357)              -          (2,400)            -       (155,106)
  Proceeds from long-term debt............    570,000                -               -               -             -        570,000
  Proceeds from issuance of stock.........    174,830                -               -               -             -        174,830
  Distribution to preferred unit holders..          -           12,189         (11,571)           (618)            -              -
  Investment in subsidiaries..............     48,147          (48,147)              -               -             -              -
                                            ---------    -------------  --------------   -------------   -----------    -----------
Net cash provided by (used in)
   financing activities...................    628,678          (36,315)        (11,571)         (3,018)            -        577,774
                                            ---------    -------------  --------------   -------------   -----------    -----------
Net increase (decrease) in cash
   and equivalents........................     29,620           (6,223)             (7)              -             -         23,390
Cash and equivalents at beginning of
   period  ...............................      4,327              (64)              7               -             -          4,270
                                            ---------    -------------  --------------   -------------   -----------    -----------
Cash and equivalents at end of period.....  $  33,947    $      (6,287) $            -   $           -   $         -    $    27,660
                                            =========    =============  ==============   =============   ===========    ===========

                                     F-1-28

                               MICHAEL FOODS, INC.
             (A wholly owned subsidiary of M-Foods Holdings, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   PREDECESSOR
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2001
                                 (IN THOUSANDS)

                                                                            NON-WHOLLY OWNED
                                                                         GUARANTOR SUBSIDIARIES
                                                                         ----------------------
                                                             WHOLLY
                                                              OWNED         M-FOODS      M-FOODS
                                                            GUARANTOR       DAIRY,        DAIRY
                                               PARENT      SUBSIDIARIES       LLC       TXCT, LLC    ELIMINATIONS   CONSOLIDATED
                                            ---------------------------------------------------------------------------------------
Net cash provided by (used in)
   operating activities...................  $  12,000    $       4,487  $       (2,440)  $         (31)  $         -    $    14,016
Cash flows from investing activities:
  Capital expenditures....................          -           (4,923)         (3,664)         (2,250)            -        (10,837)
  Investments in joint ventures and
    other assets..........................        434            3,454               -               -             -          3,888
                                            ---------    -------------  --------------   -------------   -----------    -----------
Net cash provided by (used in) investing
   Activities.............................        434           (1,469)         (3,664)         (2,250)            -         (6,949)
Cash flows from financing activities:
  Payments on notes payable...............    (52,000)               -               -               -             -        (52,000)
  Proceeds from notes payable.............     45,500                -               -               -             -         45,500
  Payments on long-term debt..............          -             (109)              -               -             -           (109)
  Proceeds from issuance of stock.........        546                -               -               -             -            546
  Extension of  stock options.............        310                -               -               -             -            310
  Dividends...............................     (1,465)               -               -               -             -         (1,465)
  Investment in subsidiaries..............     (9,785)           1,393           6,111           2,281             -              -
                                            ---------    -------------  --------------   -------------   -----------    -----------
Net cash provided by (used in)
   financing activities...................    (16,894)           1,284           6,111           2,281             -         (7,218)
                                            ---------    -------------  --------------   -------------   -----------    -----------
Net increase (decrease) in cash
   and equivalents........................     (4,460)           4,302               7               -             -           (151)
Cash and equivalents at beginning of
   period.................................      8,787           (4,366)              -               -             -          4,421
                                            ---------    -------------  --------------   -------------   -----------    -----------
Cash and equivalents at end of period.....  $   4,327    $         (64) $            7   $           -   $         -    $     4,270
                                            =========    =============  ==============   =============   ===========    ===========

                                     F-1-29

                               MICHAEL FOODS, INC.
             (A wholly owned subsidiary of M-Foods Holdings, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   PREDECESSOR
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                              NON-WHOLLY OWNED
                                                                           GUARANTOR SUBSIDIARIES
                                                                          --------------------------
                                                             WHOLLY
                                                              OWNED         M-FOODS         M-FOODS
                                                            GUARANTOR       DAIRY,           DAIRY
                                               PARENT      SUBSIDIARIES       LLC          TXCT, LLC    ELIMINATIONS   CONSOLIDATED
                                            ---------------------------------------------------------------------------------------
Net cash provided by (used in)
   operating activities...................  $  47,044    $      18,514  $        3,900   $        (373)  $         -    $    69,085
Cash flows from investing activities:
  Capital expenditures....................          -          (27,808)         (3,181)         (6,384)            -        (37,373)
  Investments in joint ventures and
    other assets..........................       (112)          (1,015)              -               -             -         (1,127)
                                            ---------    -------------  --------------   -------------   -----------    -----------
Net cash used in investing activities.....       (112)         (28,823)         (3,181)         (6,384)            -        (38,500)
Cash flows from financing activities:
  Payments on notes payable...............   (168,400)               -               -               -             -       (168,400)
  Proceeds from notes payable.............    191,600                -               -               -             -        191,600
  Payments on long-term debt..............          -             (709)              -          (2,400)            -         (3,109)
  Proceeds from long-term debt............          -              184               -               -             -            184
  Proceeds from issuance of stock.........        651                -               -               -             -            651
  Repurchase of common stock..............    (46,125)               -               -               -             -        (46,125)
  Dividends...............................     (5,926)               -               -               -             -         (5,926)
  Investment in subsidiaries..............    (16,621)           8,183            (719)          9,157             -              -
                                            ---------    -------------  --------------   -------------   -----------    -----------
Net cash provided by (used in)
  financing activities..................      (44,821)           7,658            (719)          6,757             -        (31,125)
                                            ---------    -------------  --------------   -------------   -----------    -----------
Net increase (decrease) in cash and
  equivalents.............................      2,111           (2,651)              -               -             -           (540)
Cash and equivalents at beginning of
  year....................................      6,676           (1,715)              -               -             -          4,961
                                            ---------    -------------  --------------   -------------   -----------    -----------
Cash and equivalents at end of year.......  $   8,787    $      (4,366) $            -   $           -   $         -    $     4,421
                                            =========    =============  ==============   =============   ===========    ===========

                                     F-1-30

                               MICHAEL FOODS, INC.
             (A wholly owned subsidiary of M-Foods Holdings, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   PREDECESSOR
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                              NON-WHOLLY OWNED
                                                                           GUARANTOR SUBSIDIARIES
                                                                          --------------------------
                                                             WHOLLY
                                                              OWNED         M-FOODS      M-FOODS
                                                            GUARANTOR        DAIRY,       DAIRY
                                               PARENT      SUBSIDIARIES       LLC       TXCT, LLC    ELIMINATIONS   CONSOLIDATED
                                            ---------------------------------------------------------------------------------------

Net cash provided by operating activities.  $  48,949    $      57,357  $          484   $         863   $         -    $   107,653
Cash flows from investing activities:
  Capital expenditures....................          -          (68,011)         (1,356)         (4,758)            -        (74,125)
  Investments in joint ventures and
    other assets..........................       (181)         (19,224)              -               -             -        (19,405)
                                            ---------    -------------  --------------   -------------   -----------    -----------
Net cash used in investing activities.....       (181)         (87,235)         (1,356)         (4,758)            -        (93,530)
Cash flows from financing activities:
  Payments on notes payable...............   (185,000)               -               -               -             -       (185,000)
  Proceeds from notes payable.............    188,500                -               -               -             -        188,500
  Payments on long-term debt..............          -             (675)              -          (2,400)            -         (3,075)
  Proceeds from long-term debt............          -           12,002               -               -             -         12,002
  Proceeds from issuance of stock.........        838                -               -               -             -            838
  Repurchase of common stock..............    (18,928)               -               -               -             -        (18,928)
  Dividends...............................     (5,546)               -               -               -             -         (5,546)
  Investment in subsidiaries..............    (29,503)          22,337             872           6,294             -              -
                                            ---------    -------------  --------------   -------------   -----------    -----------
Net cash provided by (used in)
  financing activities....................    (49,639)          33,664             872           3,894             -        (11,209)
                                            ---------    -------------  --------------   -------------   -----------    -----------
Net increase (decrease) in cash and
  equivalents.............................       (871)           3,786               -              (1)            -          2,914
Cash and equivalents at beginning of
   year...................................      7,547           (5,501)              -               1             -          2,047
                                            ---------    -------------  --------------   -------------   -----------    -----------
Cash and equivalents at end of year.......  $   6,676    $      (1,715) $            -   $           -   $         -    $     4,961
                                            =========    =============  ==============   =============   ===========    ===========

                                     F-1-31

                               MICHAEL FOODS, INC.
             (A wholly owned subsidiary of M-Foods Holdings, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     QUARTERLY FINANCIAL DATA (UNAUDITED) (In thousands)

     As a result of the Merger, the stock of the Predecessor is no longer publicly traded and, therefore, earnings per share information is no longer included for financial statement presentation.


                                                                QUARTER

                                             FIRST        SECOND      THIRD      FOURTH
                                             -----        ------      -----      ------
                                             PREDECESSOR            COMPANY
                                             ----------- ---------------------------------
2001
  Net sales..................................$ 275,627    $ 295,109   $ 299,225  $ 291,308
  Gross profit...............................   47,920       50,254      50,789     50,591
  Net earnings (loss)........................   (5,653)       1,669       3,297      4,849


                                                               QUARTER

                                             FIRST        SECOND      THIRD      FOURTH
                                             -----        ------      -----      ------
                                                              PREDECESSOR
                                             ---------------------------------------------

2000
  Net sales..................................$ 251,926    $ 266,616   $ 276,568  $ 285,491
  Gross profit...............................   46,855       49,635      47,748     47,225
  Net earnings...............................    9,489       12,275      11,818     11,128

                                     F-1-32

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

BOARD OF DIRECTORS
MICHAEL FOODS, INC.

     We have audited the accompanying balance sheet of M-Foods Dairy, LLC (a majority owned subsidiary of Michael Foods, Inc.) as of December 31, 2001 and the related statements of earnings, unit holder and operating unit equity, and cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M-Foods Dairy, LLC (a majority owned subsidiary of Michael Foods, Inc.) as of December 31, 2001, and the results of its operations and its cash flows for the nine months then ended in conformity with accounting principles generally accepted in the United States of America.

     We have also audited Schedule II for the nine months ended December 31, 2001. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
February 8, 2002

                                      F-2-1

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

BOARD OF DIRECTORS
MICHAEL FOODS, INC.

     We have audited the accompanying balance sheet of Kohler Mix - MN (an operating unit of Michael Foods, Inc.) (the "Predecessor") as of December 31, 2000 and the related statements of earnings, unit holder and operating unit equity, and cash flows for each of the two years in the period ended December 31, 2000 and the three months ended March 31, 2001. These financial statements are the responsibility of the Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kohler Mix - MN (an operating unit of Michael Foods, Inc.) as of December 31, 2000 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 and for the three months ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

     We have also audited Schedule II for each of the two years in the period ended December 31, 2000 and for the three months ended March 31, 2001. In our opinion, this schedule, when considered in relation to the basic financial statement taken as a whole, presents fairly, in all material respects, the information therein.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
May 15, 2001

                                      F-2-2

                               M-FOODS DAIRY, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                                 BALANCE SHEETS
                                 (in thousands)

                                                                                COMPANY            PREDECESSOR
                                                                            ---------------     ----------------
                                                                             DECEMBER 31,         DECEMBER 31,
                                                                                 2001                 2000
                                                                            ---------------     ----------------
                                  ASSETS
CURRENT ASSETS
     Accounts receivable, less allowances................................           $ 6,535              $ 6,326
     Inventories.........................................................             3,592                2,262
     Prepaid expenses and other..........................................               496                   94
                                                                            ---------------     ----------------
         Total current assets............................................            10,623                8,682
PROPERTY, PLANT AND EQUIPMENT - AT COST
     Land................................................................               855                  855
     Buildings and improvements..........................................             3,999                7,828
     Machinery and equipment.............................................            12,051               13,721
                                                                            ---------------     ----------------
                                                                                     16,905               22,404
     Less accumulated depreciation.......................................             1,248               10,604
                                                                            ---------------     ----------------
                                                                                     15,657               11,800
OTHER ASSETS
     Goodwill, net.......................................................             1,763                1,787
     Other assets........................................................                 -                    7
                                                                            ---------------     ----------------
                                                                                      1,763                1,794
                                                                            ---------------     ----------------
                                                                                    $28,043              $22,276
                                                                            ===============     ================

                         LIABILITIES AND UNIT HOLDER AND
                              OPERATING UNIT EQUITY

CURRENT LIABILITIES
  Accounts payable.......................................................           $ 2,612              $ 1,962
  Accrued liabilities:
    Compensation.........................................................               688                  419
    Insurance............................................................               124                  208
    Customer programs....................................................               836                  550
    Other................................................................               503                  204
                                                                            ---------------     ----------------
      Total current liabilities..........................................             4,763                3,343
DEFERRED INCOME TAXES....................................................                 -                  690
COMMITMENTS AND CONTINGENCIES............................................                 -                    -
PREFERRED UNIT HOLDER RETURN PAYABLE.....................................             7,500                    -
UNIT HOLDER AND OPERATING UNIT EQUITY....................................            15,780               18,243
                                                                            ---------------     ----------------
                                                                                    $28,043              $22,276
                                                                            ===============     ================

The accompanying notes are an integral part of these statements.

                                      F-2-3

                               M-FOODS DAIRY, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                             STATEMENTS OF EARNINGS
                                 (in thousands)

                                                  COMPANY                                PREDECESSOR
                                             ------------------    ---------------------------------------------------------
                                                NINE MONTHS           THREE MONTHS                  YEARS ENDED
                                                   ENDED                  ENDED           ----------------------------------
                                                DECEMBER 31,            MARCH 31,           DECEMBER 31,       DECEMBER 31,
                                                    2001                  2001                 2000               1999
                                             ------------------    -------------------    ---------------     --------------
Net sales..................................          $69,911               $17,684            $68,102             $86,494
Cost of sales..............................           59,626                14,994             59,948              78,451
                                                     -------               --------           -------             -------
  Gross profit.............................           10,285                 2,690              8,154               8,043

Selling, general and administrative
  expenses.................................            3,194                 1,027              3,668               2,781
Recall insurance settlement................                -                (3,217)                 -                   -
                                                     -------               -------            -------             -------
  Operating profit.........................            7,091                 4,880              4,486               5,262

Other income...............................              409                     1                  6                  (6)
                                                     -------               -------            -------             -------

  Earnings before income taxes.............            7,500                 4,881              4,492               5,256
Income tax expense.........................                -                 1,918              1,766               2,066
                                                     -------               -------            -------             -------
NET EARNINGS...............................            7,500               $ 2,963            $ 2,726             $ 3,190
                                                                           =======            =======             =======
Preferred stock dividends .................           (7,500)
                                                     -------
  Net earnings attributable to
   common unit holders.....................          $     -
                                                     =======

The accompanying notes are an integral part of these statements.

                                      F-2-4

                               M-FOODS DAIRY, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
               STATEMENTS OF UNIT HOLDER AND OPERATING UNIT EQUITY
                                 (in thousands)

                                                                                          OPERATING
                                                                                            UNIT
                                                                                           EQUITY
                                                                                         ------------
PREDECESSOR
-----------
Balance at January 1, 1999......................................................           $ 12,174
  Net additional capital invested...............................................                872
  Net earnings..................................................................              3,190
                                                                                           --------
Balance at December 31, 1999....................................................             16,236
  Net dividends paid............................................................               (719)
  Net earnings..................................................................              2,726
                                                                                           --------
Balance at December 31, 2000....................................................             18,243
  Net additional capital invested...............................................              6,111
  Net earnings..................................................................              2,963
                                                                                           --------
Balance at March 31, 2001.......................................................           $ 27,317
                                                                                           ========

                                                                                        UNIT HOLDER
                                                                                          EQUITY
                                                                                        -------------
COMPANY
-------
Balance at March 31, 2001.......................................................           $ 27,317
  Merger with M-Food Investors, LLC.............................................            (27,317)
  Issuance of:
  Class A - voting common units, 50 units issued and outstanding, net
  of deemed dividend............................................................                 18
  Class B - non-voting common units, 950 units issued and outstanding...........                356
  Preferred units, 29,981 units issued and outstanding, net of deemed dividend..             26,977
  Net earnings..................................................................              7,500
  Preferred unit holder return payable..........................................             (7,500)
  Distribution to preferred unit holders........................................            (11,571)
                                                                                           --------
Balance at December 31, 2001....................................................           $ 15,780
                                                                                           ========

                                      F-2-5

                               M-FOODS DAIRY, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            COMPANY                             PREDECESSOR
                                                      --------------------   ----------------------------------------------
                                                          NINE MONTHS            THREE MONTHS         YEARS ENDED
                                                             ENDED                  ENDED             DECEMBER 31,
                                                          DECEMBER 31,            MARCH 31,
                                                                                               ----------------------------
                                                              2001                   2001           2000           1999
                                                      --------------------   ----------------------------------------------
Cash flows from operating activities:
   Net earnings...................................             $7,500               $2,963           $2,726       $ 3,190
   Adjustments to reconcile net earnings to
    net cash provided by (used in)
    operating activities:
     Depreciation.................................              1,248                  329            1,336         1,243
     Amortization.................................                 37                   26              104           104
     Deferred income taxes........................                  -                   38              150           150
     Changes in operating assets and
      liabilities:
       Accounts receivable........................              6,438               (6,647)             590          (696)
       Inventories................................               (777)                (531)             476         1,207
       Prepaid expenses and other.................               (424)                  22              342            (5)
       Accounts payable..........................                (453)               1,103             (381)       (5,432)
       Accrued liabilities........................               (235)                 257           (1,443)          723
                                                              -------               ------          -------       -------
Net cash provided by (used in) operating
 activities.......................................             13,334               (2,440)           3,900           484

Cash flows from investing activities:
   Capital expenditures...........................             (1,770)              (3,664)          (3,181)       (1,356)
                                                              -------               ------          -------       -------
Net cash used in investing activities.............             (1,770)              (3,664)          (3,181)       (1,356)

Cash flows from financing activities:
   Net additional capital invested
     (dividends paid) ............................            (11,571)               6,111             (719)          872
                                                              -------               ------         --------       -------
Net cash provided by (used in) financing
  activities......................................            (11,571)               6,111             (719)          872
                                                              -------               ------         --------       -------
Net increase in cash and equivalents..............                 (7)                   7                -             -
Cash at beginning of period.......................                  7                    -                -             -
                                                              -------               ------         --------       -------
Cash at end of period.............................            $     -               $    7         $      -       $     -
                                                              =======               ======         ========       =======

During the nine months ended December 31, 2001, the Company recorded a non-cash guaranteed preferred unit holder return payable equal to the net earnings for the period, which reduced unit holder equity by a like amount.

The accompanying notes are an integral part of these statements.

                                     F-2-6

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

MERGER
     On April 10, 2001, Michael Foods, Inc. and its subsidiaries ("Michael Foods") was acquired in a transaction (the Merger") led by an investor group comprised of a management group led by Michael Foods' Chairman, President and Chief Executive Officer, Gregg Ostrander, affiliates of Jeffrey Michael, a member of the Michael Foods Board of Directors, and affiliates of two private equity investment firms, Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated, collectively, M-Foods Investors, LLC. Under the terms of the Merger agreement, all outstanding shares of Michael Foods common stock were converted into the right to receive $30.10 per share in cash, or value equal thereto, and all outstanding stock options were converted into the right to receive, in cash, $30.10 per share reduced by the exercise price per share for all shares subject to such stock options. The purchase of the outstanding shares was financed through new equity financing of approximately $175,000,000, a senior secured credit facility of up to $470,000,000 at market-based variable interest rates (effective rate of 6.5% at December 31, 2001), and $200,000,000 of senior subordinated notes at an 11.75% annual interest rate.

     Immediately after the close of the Merger, Michael Foods contributed the assets of its Dairy division into two limited liability corporations, M-Foods Dairy, LLC and M-Foods Dairy TXCT, LLC (collectively, the "Dairy LLCs") and in exchange received voting preferred and voting common units from these entities equal to the fair value of the net assets contributed, which collectively had a revised valuation of approximately $35,800,000 (the revised fair value contributed to M-Foods Dairy, LLC was approximately $26,850,000). The preferred units issued to Michael Foods have an annual preferred return guarantee of the greater of 10% or net earnings through the second anniversary of the agreement and 10% thereafter. These units represent 100% of the preferred units issued and outstanding. In addition, Michael Foods received 5% of the common units issued by each of the Dairy LLCs with the common units held by Michael Foods representing 100% of the voting common units issued and outstanding. These common units have a stated value of $25,000. The remaining 95% of the common units, which are non-voting, are owned by M-Foods Dairy Holdings, LLC, which is owned by the same owners, or affiliates of such owners, in the same proportion, as the unit holders of M-Foods Investors, LLC. The Dairy LLCs common unit interest owned by M-Foods Dairy Holdings, LLC was purchased for $475,000.

                                      F-2-7

                               M-FOODS DAIRY, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE A - ORGANIZATION, BUSINESS AND MERGER, (cont.)

     Following the Merger, Michael Foods, Inc. became an indirect wholly-owned subsidiary of M-Foods Investors, LLC and M-Foods Dairy LLC became a majority owned subsidiary of Michael Foods.

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

     For ease of presentation, the Merger has been reflected in the accompanying financial statements as if it had occurred on April 1, 2001. Management determined that no material transactions occurred during the period from April 1 through April 9, 2001. The Company's financial statements have been presented on a comparative basis with the Predecessor's historical operating unit financial statements, prior to the date of the Merger. Different bases of accounting have been used to prepare the Company and Predecessor financial statements. The primary differences relate to the 10% yield on preferred units, depreciation and amortization of fixed assets and other intangible assets recorded at fair value at the date of acquisition, and income taxes which are payable by the Company's unit holders.

     For accounting purposes the Merger was considered a leveraged buyout. The fair value contributed by Michael Foods to M-Foods Dairy, LLC was $26,850,000. In addition, $356,250 was contributed by new investors in exchange for Class B non-voting common units. This combined amount was allocated to the acquired assets and liabilities based on their fair values at April 1, 2001, net of the deemed dividend. These allocations were based preliminary on a valuation report by a third party appraisal firm. The allocation of the purchase price was as follows (in thousands):

    Working capital                                         $10,426
    Property, plant & equipment                              15,135
    Other assets, including goodwill                          3,962

                                      F-2-8

                               M-FOODS DAIRY, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE A - ORGANIZATION, BUSINESS AND MERGER, (cont.)

     The following unaudited pro forma revenue and pre-tax net earnings for the year ended December 31, 2000 are derived from the application of pro forma adjustments to the Predecessor historical statements of earnings and assume the Merger had occurred on January 1, 2000. The unaudited pro forma revenue and pre-tax net earnings for the year ended December 31, 2001, which assumes the Merger had occurred on January 1, 2001, are derived by combining the application of the pro forma adjustments to the Predecessor's historical statement of earnings for the three months ended March 31, 2001, with the Company's actual results for the nine months ended December 31, 2001.

                                                              Year ended                 Year ended
                                                          December 31, 2001          December 31, 2000
                                                       -----------------------    -----------------------
                                                                        (in thousands)
    Revenue                                                     $87,595                     $68,102
    Pre-tax net earnings                                         12,372                       4,458

     The most significant of the pro forma adjustments reflected in the above amounts were to record additional amortization charges resulting from increased intangible assets. The pro forma financial information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been obtained had the transaction actually taken place at the beginning of the periods presented.

NOTE B  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
     The accompanying consolidated financial statements as of December 31, 2000 and for the two years then ended and for the three months ended March 31, 2001 have been taken from the historical books and records of the Predecessor. The respective Statements of Earnings include an allocation of general and administrative costs incurred by Michael Foods and allocations from this Operating Unit to the other Dairy LLC operating unit, M-Foods Dairy TXCT, LLC. Management believes its allocations to, and between, these Operating Unit financial statements are reasonable. Additionally, Predecessor Operating Unit equity includes the cumulative net advances between the Operating Unit and Michael Foods, which are considered additional capital invested from, or constructive dividends to, Michael Foods. Accordingly, the accompanying financial statements may not necessarily be indicative of the results that could have been obtained if the Operating Unit had been operated as a stand-alone entity.

     The Company adopted the accounting policies of the Predecessor.

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

                                      F-2-9

                               M-FOODS DAIRY, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE B  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (cont.)

ACCOUNTS RECEIVABLE
     The company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs on-going credit evaluations of customers. The company maintains an allowance for potential credit losses which, when realized, have been within management's expectations. The allowance was $200,000 and $153,000 at December 31, 2001 and 2000.

INVENTORIES
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

     Inventories consisted of the following (in thousands):

                                                     Company                   Predecessor
                                            --------------------------    ----------------------
                                                December 31, 2001            December 31, 2000
                                            --------------------------    ----------------------
     Raw materials and supplies                      $1,625                    $  919
     Work in process and finished goods               1,967                     1,343
                                                     ------                    ------
                                                     $3,592                    $2,262
                                                     ======                    ======

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

GOODWILL
     The Predecessor's acquisitions were accounted for as purchases and the excess of the total acquisition costs over the fair value of the net assets acquired was recorded as goodwill, which was being amortized on a straight-line basis over 40 years. Accumulated amortization was $1,800,000 at December 31, 2000. At April 1, 2001, the Company recorded goodwill for the excess of the purchase price of the Merger over the fair value of net assets acquired. Goodwill was assigned to each of the operating subsidiaries at the reporting unit level. The Company amortizes its goodwill over a 40 year period, which resulted in accumulated amortization of $34,000 at December 31, 2001. The Company evaluates its goodwill annually to determine potential impairment by comparing its carrying value to the undiscounted future cash flows of the related assets.

     In July 2001, the FASB issued SFAS No. 142 GOODWILL AND OTHER INTANGIBLE ASSETS. This pronouncement, among other things, eliminates the amortization of goodwill for financial reporting purposes. This pronouncement becomes effective for the Company beginning in January 2002, after which goodwill will be tested for impairment annually or whenever an impairment indicator arises. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing the impact of this new statement on its consolidated financial position and does not believe the statement will have a significant impact on the Company, other than the cessation of goodwill amortization. The amount of goodwill amortization expense for the nine months ended December 31, 2001 was $34,000.

                                     F-2-10

                               M-FOODS DAIRY, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE B  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (cont.)

REVENUE RECOGNITION

     Sales are recognized when goods are shipped to customers and are recorded net of estimated customer programs and returns.

RECLASSIFICATIONS

     Certain 2000 and 1999 amounts have been reclassified to conform to the December 31, 2001 presentation. The reclassifications had no effect on net earnings or operating unit equity as previously reported.

NOTE C - SETTLEMENT OF RECALL INSURANCE CLAIM

     During the three months ended March 31, 2001, the Unit settled its insurance claim related to a product recall, which occurred in early 1999. The settlement reimbursed the Unit for recall related costs incurred as well as a partial reimbursement for lost business as a result of the recall.

NOTE D - INCOME TAXES

COMPANY
     For income tax purposes the Company is a pass-through entity and, therefore, income taxes have not been reflected in the Company's financial statements.

PREDECESSOR
     The activity of the Operating Unit has been included in the income tax return of Michael Foods, Inc. for financial reporting purposes. The Unit has been allocated a provision for income taxes in an amount generally equivalent to the provision that would have resulted had the Unit filed a separate income tax return.

NOTE E  - EMPLOYEE RETIREMENT PLANS

     Full-time non-union employees who meet certain service requirements are eligible to participate in a defined contribution retirement plan of Michael Foods, Inc. Under the Plan, the Company matches up to 4% of each participant's eligible compensation. The Company's union employees are also covered by a defined benefit plan sponsored by the Company. Company contributions under these plans for the nine months ended December 31, 2001 were $105,000. The Predecessor's contributions totaled $190,000 and $136,000 for the years ended December 31, 2000 and 1999 and $48,000 for the three months ended March 31, 2001.

                                     F-2-11

                               M-FOODS DAIRY, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE F - COMMITMENTS AND CONTINGENCIES

LEASES
     The Company leases certain equipment and property under operating lease agreements expiring at various dates through 2004. Rent expense totaled $689,000, $527,000, and $400,000 in the years ending December 31, 2001, 2000 and
1999 and $146,000 for the three months ended March 31, 2001.

Minimum future lease obligations under these operating leases are as follows for the years ending December 31 (in thousands):

                           2002                       $354
                           2003                        354
                           2004                        314

LITIGATION
     The Company is engaged in routine litigation incidental to its business. Management believes the ultimate outcome of this litigation will not have a material effect on the Company's financial position, liquidity or results of operations.

NOTE G - UNIT HOLDER RETURN PREFERENCES

The income or loss resulting from the Company's operations will be allocated as follows:

     - Losses will first be allocated to the common unit holders to the extent of their capital accounts. The maximum loss allocation is, therefore, limited to $375,000 which would be allocated $18,750 to Michael Foods, Inc. and $356,250 to the non-voting common unit holders; thereafter, all losses are allocated to Michael Foods, Inc.;

     - The Company's income will be allocated to Michael Foods, Inc. until all preferred units and return on preferred units of both Dairy LLCs have been recovered. The Dairy LLC's combined preferred units have a value of approximately $26,850,000 and earn the greater of a 10% cumulative return on the capital contribution or the Company's net earnings through the second anniversary of the agreement and a 10% cumulative return thereafter. The preferred unit holder return payable for the nine months ended December 31, 2001 was $7,500,000, which represented the net earnings for the period;

     - Income in excess of the preferred unit amount and preferred unit return is distributed, subject to various limitations, to the common unit holders. Michael Foods, Inc. will receive 5% of this income, for their portion of the common units outstanding and the other common unit holders will receive 95%. The other common unit holders are permitted to keep an amount of this distribution equal to the tax due on the income they receive. Any additional distribution, in excess of the taxes due, must be contributed in exchange for capital stock of M-Foods Holdings, Inc. until such time as all of the revolving credit facility, term loans A and B, and senior subordinated notes have been repaid;

                                     F-2-12

                               M-FOODS DAIRY, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE G - UNIT HOLDER RETURN PREFERENCES, (cont.)

     - In the event the Company is sold while Michael Foods, Inc.'s revolving credit facility, senior term loans A and B or subordinated debt is outstanding, the gain or loss on the sale will follow the allocation methods described above and gains must be contributed in exchange for capital stock of M-Foods Holdings, Inc. until all of the revolving credit facility, term loans A and B, and senior subordinated notes have been retired. The total amount of Michael Foods, Inc. outstanding debt subject to this distribution restriction is approximately $548,000,000 at December 31, 2001.

NOTE H  -  STOCK OPTION PLANS

     Certain officers and employees of the Predecessor participated in various stock option plans sponsored by the Michael Foods Predecessor. The Michael Foods Predecessor followed Accounting Principal Board No. 25 ("APB 25") in accounting for stock options issued under its plans. Under APB 25, no compensation expense was recognized by the Michael Foods Predecessor related to the Unit's officers or employees for any of the periods presented. At the time of the Merger, all stock options issued and outstanding under these plans vested and were retired. For information related to the Michael Foods Predecessor's stock option plans, refer to Note H of its financial statements contained elsewhere in this document.

                                     F-2-13

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

BOARD OF DIRECTORS
MICHAEL FOODS, INC.

     We have audited the accompanying balance sheet of M-Foods Dairy TXCT, LLC (a majority owned subsidiary of Michael Foods, Inc.) as of December 31, 2001 and the related statements of operations, unit holder and operating unit equity, and cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M-Foods Dairy TXCT, LLC (a majority owned subsidiary of Michael Foods, Inc.) as of December 31, 2001, and the results of its operations and its cash flows for the nine months then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
February 8, 2002

                                     F-3-1

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

BOARD OF DIRECTORS
MICHAEL FOODS, INC.

     We have audited the accompanying balance sheet of Kohler Mix - TXCT (an operating unit of Michael Foods, Inc.) (the "Predecessor") as of December 31, 2000 and the related statements of operations, unit holder and operating unit equity, and cash flows for each of the two years in the period ended December 31, 2000 and the three months ended March 31, 2001. These financial statements are the responsibility of the Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kohler Mix - TXCT (an operating unit of Michael Foods, Inc.) as of December 31, 2000 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 and for the three months ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
May 15, 2001

                                     F-3-2

                             M-FOODS DAIRY TXCT, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                                 BALANCE SHEETS
                                 (in thousands)

                                                                               COMPANY            PREDECESSOR
                                                                           ----------------     ----------------
                                                                             DECEMBER 31,         DECEMBER 31,
                                                                                 2001                2000
                                                                           ----------------     ----------------
ASSETS
CURRENT ASSETS
  Accounts receivable, less allowances.....................................         $ 5,765              $ 5,684
  Inventories..............................................................           3,315                2,395
  Prepaid expenses and other...............................................              52                   57
                                                                                    -------              -------
      Total current assets................................................            9,132                8,136
PROPERTY, PLANT AND EQUIPMENT-- AT COST
  Leasehold improvements...................................................           3,023                3,853
  Machinery and equipment..................................................           9,997               13,769
                                                                                    -------              -------
                                                                                     13,020               17,622
  Less accumulated depreciation............................................           1,494                3,193
                                                                                    -------              -------
                                                                                     11,526               14,429
OTHER ASSETS
  Non-compete agreement, net...............................................           1,058                8,667
                                                                                    -------              -------
                                                                                    $21,716              $31,232
                                                                                    =======              =======
LIABILITIES AND UNIT HOLDER AND
OPERATING UNIT EQUITY
CURRENT LIABILITIES
  Current maturities of non-compete commitment.............................         $ 2,400              $ 2,400
  Accounts payable.........................................................           3,342                3,134
  Accrued liabilities:
    Compensation...........................................................             292                  187
    Insurance..............................................................              37                   34
    Customer programs......................................................             200                  139
    Other..................................................................             447                  403
                                                                                    -------              -------
      Total current liabilities............................................           6,718                6,297
NON-COMPETE COMMITMENT, less current maturities............................           2,400                4,800
DEFERRED INCOME TAXES......................................................               -                   64
COMMITMENTS AND CONTINGENCIES..............................................               -                    -
PREFERRED UNIT HOLDER RETURN PAYABLE.......................................             688                    -
UNIT HOLDER AND OPERATING UNIT EQUITY.......................................         11,910               20,071
                                                                                    -------              -------
                                                                                    $21,716              $31,232
                                                                                    =======              =======

The accompanying notes are an integral part of these statements.

                                      F-3-3

                             M-FOODS DAIRY TXCT, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                            STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                COMPANY                               PREDECESSOR
                                           -------------------   -----------------------------------------------------
                                              NINE MONTHS          THREE MONTHS               YEARS ENDED
                                                                                  ------------------------------------
                                                 ENDED                ENDED
                                              DECEMBER 31,           MARCH 31,        DECEMBER 31,      DECEMBER 31,
                                                  2001                 2001              2000             1999
                                           -------------------   -----------------------------------------------------
Net sales................................        $80,643               $17,644            $73,814          $59,754
Cost of sales............................         77,110                17,108             70,447           55,641
                                                 -------              --------            -------          -------
  Gross profit...........................          3,533                   536              3,367            4,113

Selling, general and administrative
    expenses.............................          3,367                 1,712              7,412            5,625
                                                 -------               -------            -------          -------
  Operating profit (loss) ...............            166                (1,176)            (4,045)          (1,512)
Other income ............................             53                     -                  -                -
                                                 -------               -------            -------          -------
  Earnings  (loss) before income
    taxes................................            219                (1,176)            (4,045)          (1,512)
Income tax expense (benefit) ............              -                  (447)            (1,537)            (575)
                                                 -------               -------            -------          -------
  NET EARNINGS (LOSS) ...................            219               $  (729)           $(2,508)         $  (937)
                                                                       =======            =======          =======
Preferred stock dividends ...............           (688)
                                                 -------
  Net loss attributable to common
    unit holders.........................        $  (469)
                                                 =======

The accompanying notes are an integral part of these statements.

                                     F-3-4

                             M-FOODS DAIRY TXCT, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
               STATEMENTS OF UNIT HOLDER AND OPERATING UNIT EQUITY
                                 (in thousands)

                                                                                       OPERATING UNIT
                                                                                           EQUITY
                                                                                  ------------------------
PREDECESSOR
-----------
Balance at January 1, 1999........................................................             $ 8,065
Net additional capital invested...................................................               6,294
Net loss..........................................................................                (937)
                                                                                               -------
Balance at December 31, 1999......................................................              13,422
Net additional capital invested ..................................................               9,157
Net loss..........................................................................              (2,508)
                                                                                               -------
Balance at December 31, 2000......................................................              20,071
Net additional capital invested...................................................               2,281
Net loss..........................................................................                (729)
                                                                                               -------
Balance at March 31, 2001.........................................................             $21,623
                                                                                               =======

                                                                                         UNIT HOLDER
                                                                                           EQUITY
                                                                                  ------------------------
COMPANY
Balance at March 31, 2001.........................................................             $21,623
Merger with M-Food Investors, LLC.................................................             (21,623)
Issuance of:
Class A - voting common units, 50 units issued and outstanding, plus
   additional carryover basis adjustment of $2....................................                   8
Class B - non-voting common units, 950 units issued and outstanding...............                 119
Preferred units, 14,304 units issued and outstanding, plus additional
   carryover basis adjustment of $3,926...........................................              12,870
  Net earnings....................................................................                 219
  Preferred unit holder return payable............................................                (688)
  Distribution to preferred unit holders..........................................                (618)
                                                                                               -------
Balance at December 31, 2001......................................................             $11,910
                                                                                               =======

The accompanying notes are an integral part of these statements.

                                      F-3-5

                             M-FOODS DAIRY TXCT, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                             STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              COMPANY                              PREDECESSOR
                                                        ---------------------     ----------------- ----------------------------
                                                              NINE MONTHS            THREE MONTHS            YEARS ENDED
                                                                 ENDED                   ENDED               DECEMBER 31,
                                                             DECEMBER 31,            DECEMBER 31,
                                                                2001                    2001             2000          1999
                                                        ---------------------     ----------------------------------------------
Cash flows from operating activities:
   Net earnings (loss)............................                $   219                 $  (729)       $(2,508)       $ (937)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating
     activities:
       Depreciation...............................                  1,494                     417          1,284           990
       Amortization...............................                    340                     500          2,000         1,333
       Deferred income taxes......................                      -                     (17)           (68)         (123)
       Changes in operating assets and
         liabilities:
         Accounts and affiliate receivables.......                  5,515                    (244)        (1,220)         (802)
         Inventories..............................                    195                  (1,090)            27          (969)
         Prepaid expenses and other...............                      1                       3             (3)          (32)
         Accounts payable.........................                   (796)                  1,005            (69)        1,072
         Accrued liabilities......................                     90                     124            184           331
                                                                  -------                 ---------      --------       -------
Net cash provided by (used in) operating
   activities.....................................                  7,058                     (31)          (373)          863
Cash flows from investing activities:
    Capital expenditures..........................                 (4,040)                 (2,250)        (6,384)       (4,758)
                                                                  -------                 -------        -------        ------
Net cash used in investing activities.............                 (4,040)                 (2,250)        (6,384)       (4,758)
Cash flows from financing activities:
    Payments on non-compete commitment............                 (2,400)                      -         (2,400)       (2,400)
    Net additional capital invested
     (dividends paid) ............................                   (618)                  2,281          9,157         6,294
                                                                  -------                 -------        -------        ------
Net cash provided by (used in) financing
   activities.....................................                 (3,018)                  2,281          6,757         3,894
                                                                  -------                 -------        -------        ------
Net decrease in cash..............................                      -                       -              -            (1)
Cash at beginning of period.......................                      -                       -              -             1
                                                                  -------                  ------        -------        ------
Cash at end of period.............................                $     -                 $     -        $     -        $    -
                                                                  =======                 =======        =======        ======

During the nine months ended December 31, 2001, the Company recorded a non-cash guaranteed preferred unit holder return payable of $688 representing the cumulative 10% guaranteed preferred unit holder return, which reduced unit holder equity by a like amount.

In conjunction with the purchase of the Connecticut facility during 1999, the company recorded a non-compete agreement of $12,000 and a related non-compete commitment for $12,000 of which $2,400 was paid in 2001, 2000 and 1999. (See Note D).

The accompanying notes are an integral part of these statements.

                                      F-3-6

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

     Immediately after the close of the Merger, Michael Foods contributed the assets of its Dairy division into two limited liability corporations, M-Foods Dairy, LLC and M-Foods Dairy TXCT, LLC (collectively, the "Dairy LLCs") and in exchange received voting preferred and voting common units from these entities equal to the fair value of the net assets contributed, which collectively had a revised valuation of approximately $35,800,000 (the fair value contributed to M-Foods Dairy TXCT, LLC was approximately $8,950,000). The preferred units issued to Michael Foods have an annual preferred return guarantee of the greater of 10% or net earnings through the second anniversary of the agreement and 10% thereafter. These units represent 100% of the preferred units issued and outstanding. In addition, Michael Foods received 5% of the common units issued by each of the Dairy LLCs with the common units held by Michael Foods representing 100% of the voting common units issued and outstanding. These common units have a stated value of $25,000. The remaining 95% of the common units, which are non-voting, are owned by M-Foods Dairy Holdings, LLC, which is owned by the same owners, or affiliates of such owners, in the same proportion, as the unit holders of M-Foods Investors, LLC. The Dairy LLCs common unit interest owned by M-Foods Dairy Holdings, LLC was purchased for $475,000.

     Following the Merger, Michael Foods, Inc. became an indirect wholly-owned subsidiary of M-Foods Investors, LLC and M-Foods Dairy TXCT, LLC became a majority owned subsidiary of Michael Foods, Inc.

                                     F-3-7

                             M-FOODS DAIRY TXCT, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE A - ORGANIZATION, BUSINESS AND MERGER, (cont.)

     The Merger has been accounted for as a purchase in accordance with Accounting Principles Board Opinion 16, BUSINESS COMBINATIONS and EITF 88-16, BASIS IN LEVERAGED BUYOUT TRANSACTIONS. Accordingly, the acquired assets and liabilities have been recorded at fair value for the interests acquired by new investors and at the carryover basis for continuing investors. As a result, the assets and liabilities are assigned new values, which are part Predecessor cost and part fair value, in the same proportions as the carryover basis of the residual interests retained by the continuing management investors and continuing affiliate investors of the Michael family and the new interests acquired by the new investors. The deemed dividend related to the Michael Foods investment in the assets and liabilities of the Dairy LLCs was pushed down to these majority owned subsidiaries, as if they were wholly owned subsidiaries since Michael Foods owns all of the voting stock and the Dairy LLCs are being operated by the management of Michael Foods. The amount of the deemed dividend at Michael Foods was $66,631,000. However, the historical cost basis equity of the continuing investors of the Company was $21,623,000, which exceeded the Company's fair market value by $12,673,000. This resulted in an allocation of carryover basis in excess of the fair market value of the Company in the amount of $3,928,000.

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

     For accounting purposes the Merger was considered a leveraged buyout. The fair value contributed by Michael Foods to M-Foods Dairy TXCT, LLC was $8,950,000 and this amount, plus an additional carryover basis of $3,928,000 was allocated to the acquired assets and liabilities based on their fair values at April 1, 2001. In addition, $118,750 was contributed by new investors in exchange for Class B - non voting common units. These allocations were based preliminary on a valuation report by a third party appraisal firm. The allocation of the purchase price was as follows (in thousands):

    Working capital                                               $7,420
    Property, plant & equipment                                    8,980
    Other assets                                                   1,397
    Long-term non-compete commitment                               4,800

     The following unaudited pro forma revenue and pre-tax net earnings for the year ended December 31, 2000 are derived from the application of pro forma adjustments to the Predecessor historical statements of earnings and assume the Merger had occurred on January 1, 2000. The unaudited pro forma revenue and pre-tax net earnings for the year ended December 31, 2001, which assumes the Merger had occurred on January 1, 2001, are derived by combining the application of the pro forma adjustments to the Predecessor's historical statement of earnings for the three months ended March 31, 2001, with the Company's actual results for the nine months ended December 31, 2001.

                                     F-3-8

                             M-FOODS DAIRY TXCT, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE A - ORGANIZATION, BUSINESS AND MERGER, (cont.)

                                             Year ended                             Year ended
                                          December 31, 2001                      December 31, 2000
                                -------------------------------------- --------------------------------------
                                                               (in thousands)
Revenue                                           $94,250                                $73,814
Pre-tax net loss                                     (351)                                (1,622)

     The most significant of the pro forma adjustments reflected in the above amounts were to record a reduction in depreciation and amortization charges resulting from write-down of long-term assets. The pro forma financial information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been obtained had the transaction actually taken place at the beginning of the periods presented.

NOTE B  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
     The accompanying consolidated financial statements as of December 31, 2000 and for the two years then ended and for the three months ended March 31, 2001 have been taken from the historical books and records of the Predecessor. The respective Statements of Earnings include an allocation of general and administrative costs incurred by Michael Foods and allocations to this Operating Unit from the other Dairy LLC operating unit, M-Foods Dairy, LLC. Management believes its allocations to, and between, these Operating Unit financial statements are reasonable. Additionally, Predecessor Operating Unit equity includes the cumulative net advances between the Operating Unit and Michael Foods, which are considered additional capital invested from, or constructive dividends to, Michael Foods. Accordingly, the accompanying financial statements may not necessarily be indicative of the results that could have been obtained if the Operating Unit had been operated as a stand-alone entity.

     The Company adopted the accounting policies of the Predecessor.

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

ACCOUNTS RECEIVABLE
     The company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs on-going credit evaluations of customers. The company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is provided. If amounts become uncollectible, they will be charged to operations when that determination is made.

                                     F-3-9

                               MICHAEL FOODS, INC.
             (A wholly owned subsidiary of M-Foods Holdings, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (cont.)

INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

          Inventories consisted of the following (in thousands):

                                                        Company            Predecessor
                                                  ------------------    -------------------
                                                      December 31,          December 31,
                                                          2001                  2000
                                                  ------------------    -------------------
          Raw materials and supplies                          $1,880                $1,505
          Work in process and finished goods                   1,435                   890
                                                  ------------------    -------------------
                                                              $3,315                $2,395
                                                  ==================    ===================

PROPERTY, PLANT AND EQUIPMENT
     Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on the straight-line basis. Estimated service lives range from 3-10 years for machinery and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful life of the improvement. Accelerated and straight-line methods are used for income tax purposes.

REVENUE RECOGNITION
     Sales are recognized when goods are shipped to customers and are recorded net of estimated customer programs and returns.

RECLASSIFICATIONS
         Certain 2000 and 1999 amounts have been reclassified to conform to the December 31, 2001 presentation. The reclassifications had no effect on net earnings or operating unit equity as previously reported.

NOTE C - INCOME TAXES

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

                                     F-3-10

                            M-FOODS DAIRY TXCT, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                         NOTES TO FINANCIAL STATEMENTS

NOTE D - NON-COMPETE AGREEMENT AND COMMITMENT

     During 1999, as part of the consideration for its Connecticut dairy asset purchase, the Operating Unit entered into a $12,000,000 non-compete agreement. Under the agreement, the Operating Unit agreed to make five annual $2,400,000 payments beginning in 1999. The total remaining commitment at December 31, 2001 and 2000 was $4,800,000 and $7,200,000. Additionally, a related asset of $12,000,000 was recorded in 1999 and was being amortized over the term of the six-year non-compete agreement. At April 1, 2001, based upon the assessment of a third party appraisal firm, no fair value was allocated to the non-compete agreement. However, its carryover basis value, net of a negative goodwill adjustment, was approximately $1,400,000 and will be amortized over the agreement's remaining term. Accumulated amortization was $342,000 and $3,333,000 at December 31, 2001 and 2000.

NOTE E  - EMPLOYEE RETIREMENT PLAN

     Full-time employees who meet certain service requirements are eligible to participate in a defined contribution retirement plan of Michael Foods, Inc. Under the Plan, the Company matches up to 4% of each participant's eligible compensation. Company contributions under the plan for the nine months ended December 31, 2001 were $82,000. The Predecessor's contributions related to the Unit's eligible employees totaled $104,000 and $69,000 for the years ended December 31, 2000 and 1999 and $33,000 for the three months ended March 31, 2001.

NOTE F - COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases certain equipment and property under operating lease agreements expiring at various dates through 2007. Rent expense, including real estate taxes and maintenance expenses, was approximately $1,754,000 for the nine months ended December 31, 2001. Predecessor rent expense was $527,000 for the three months ended March 31, 2001 and $2,593,000 and $1,496,000 for the years ended December 31, 2000 and 1999.

     Minimum future lease obligations under these operating leases are as follows for the years ending December 31 (in thousands):

                  2002                 $2,320
                  2003                  2,320
                  2004                  2,320
                  2005                  1,511
                  2006                  1,266
                  Thereafter            1,854

                                     F-3-11

                            M-FOODS DAIRY TXCT, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                         NOTES TO FINANCIAL STATEMENTS


NOTE F - COMMITMENTS AND CONTINGENCIES, (cont.)

LITIGATION

     The Company is engaged in routine litigation incidental to its business. Management believes the ultimate outcome of this litigation will not have a material effect on the Company's financial position, liquidity or results of operations.

NOTE G - UNIT HOLDER RETURN PREFERENCES

     The income or loss resulting from the Company's operations will be allocated as follows:

     - Losses will first be allocated to the common unit holders to the extent of their capital accounts. The maximum loss allocation is, therefore, limited to $125,000 which would be allocated $6,250 to Michael Foods, Inc. and $118,750 to the non-voting common unit holders; thereafter, all losses are allocated to Michael Foods, Inc.;

     - The Company's income will be allocated to Michael Foods, Inc. until all preferred units and return on preferred units of both Dairy LLCs have been recovered. The Dairy LLC's combined preferred units have a value of approximately $26,850,000 and earn the greater of a 10% cumulative return on the capital contribution or the Company's net earnings through the second anniversary of the agreement and a 10% cumulative return thereafter. The preferred unit holder return payable for the nine months ended December 31, 2001 was $688,000, which represented the 10% cumulative return for the period;

     - Income in excess of the preferred unit amount and preferred unit return is distributed, subject to various limitations, to the common unit holders. Michael Foods, Inc. will receive 5% of this income, for their portion of the common units outstanding and the other common unit holders will receive 95%. The other common unit holders are permitted to keep an amount of this distribution equal to the tax due on the income they receive. Any additional distribution, in excess of the taxes due, must be contributed in exchange for capital stock of M-Foods Holdings, Inc. until such time as all of the revolving credit facility, term loans A and B, and senior subordinated notes have been repaid;

     - In the event the Company is sold while Michael Foods, Inc.'s revolving credit facility, senior term loans A and B or subordinated debt is outstanding, the gain or loss on the sale will follow the allocation methods described above and gains must be contributed in exchange for capital stock of M-Foods Holdings, Inc. until all of the revolving credit facility, term loans A and B, and senior subordinated notes have been retired. The total amount of Michael Foods, Inc. outstanding debt subject to this distribution restriction is approximately $548,000,000 at December 31, 2001.

                                     F-3-12

                            M-FOODS DAIRY TXCT, LLC
              (A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)
                         NOTES TO FINANCIAL STATEMENTS

NOTE H  -  STOCK OPTION PLANS

     Certain officers and employees of the Predecessor participated in various stock option plans sponsored by the Michael Foods Predecessor. The Michael Foods Predecessor followed Accounting Principal Board No. 25 ("APB 25") in accounting for stock options issued under its plans. Under APB 25, no compensation expense was recognized by the Michael Foods Predecessor related to the Unit's officers or employees for any of the periods presented. At the time of the Merger, all stock options issued and outstanding under these plans vested and were retired. For information related to the Michael Foods Predecessor's stock option plans, refer to Note H of its financial statements contained elsewhere in this document.

                                     F-3-13