Form 10-Q
period 2002-03-31
MICHAEL FOODS INC /MN
filed 2002-05-13
CIK 768158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-63722

MICHAEL FOODS, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0498850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 324, Signal Bank Building
5353 Wayzata Boulevard
Minneapolis, MN	55416
(Address of principal executive offices)	(Zip code)

(952) 546-1500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☒     Yes                ☐     No

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MICHAEL FOODS, INC.

(A WHOLLY-OWNED SUBSIDIARY OF M-FOODS HOLDINGS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS

CURRENT ASSETS
Cash and equivalents	$38,213,000	$27,660,000
Accounts receivable, less allowances	101,154,000	102,317,000
Inventories	81,983,000	78,941,000
Prepaid expenses and other	9,572,000	11,370,000
Total current assets	230,922,000	220,288,000

PROPERTY, PLANT AND EQUIPMENT-AT COST
Land	3,873,000	3,873,000
Buildings and improvements	99,561,000	99,561,000
Machinery and equipment	233,626,000	226,759,000
	337,060,000	330,193,000
Less accumulated depreciation	52,382,000	39,039,000
	284,678,000	291,154,000

OTHER ASSETS
Goodwill, net	341,021,000	341,021,000
Joint ventures and other assets	43,288,000	44,670,000
	384,309,000	385,691,000
	$899,909,000	$897,133,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$14,204,000	$12,962,000
Accounts payable	59,239,000	64,492,000
Accrued liabilities
Compensation	9,903,000	12,582,000
Insurance	9,330,000	8,191,000
Customer programs	25,993,000	21,996,000
Income taxes	12,915,000	9,853,000
Interest	15,948,000	10,619,000
Other	13,862,000	14,116,000
Total current liabilities	161,394,000	154,811,000

LONG-TERM DEBT, less current maturities	529,309,000	540,132,000
DEFERRED INCOME TAXES	49,484,000	48,725,000
COMMITMENTS AND CONTINGENCIES
NON-CONTROLLING INTEREST	475,000	475,000

SHAREHOLDERS’ EQUITY
Common stock	—	—
Additional paid-in capital	146,792,000	146,792,000
Retained earnings	15,174,000	9,815,000
Accumulated other comprehensive loss	(2,719,000)	(3,617,000)
	159,247,000	152,990,000
	$899,909,000	$897,133,000

See accompanying notes to condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A WHOLLY-OWNED SUBSIDIARY OF M-FOODS HOLDINGS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

Three Months Ended March 31,

(Unaudited)

	Company	Predecessor
	2002	2001
Net sales	$278,429,000	$275,627,000

Cost of sales	227,313,000	227,707,000

Gross profit	51,116,000	47,920,000

Selling, general and administrative expenses	29,623,000	27,376,000
Transaction expenses	—	11,050,000

Operating profit	21,493,000	9,494,000

Interest expense, net	12,664,000	3,293,000

Earnings before income taxes	8,829,000	6,201,000

Income tax expense	3,470,000	2,430,000
Earnings before extraordinary item	5,359,000	3,771,000

Extraordinary item - early extinguishment of debt, net of taxes	—	(9,424,000)

NET EARNINGS (LOSS)	$5,359,000	$(5,653,000)

See accompanying notes to condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A WHOLLY-OWNED SUBSIDIARY OF M-FOODS HOLDINGS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Company	Predecessor
	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001

Net cash provided by operating activities	$26,590,000	$14,016,000

Cash flows from investing activities:
Capital expenditures	(6,878,000)	(10,837,000)
Investments in joint ventures and other assets	422,000	3,888,000

Net cash used in investing activities	(6,456,000)	(6,949,000)

Cash flows from financing activities:
Payments on notes payable	(5,000,000)	(52,000,000)
Proceeds from notes payable	—	45,500,000
Payments on long-term debt and other	(4,581,000)	(109,000)
Extension of stock options	—	310,000
Proceeds from issuance of common stock	—	546,000
Dividends	—	(1,465,000)
Net cash used in financing activities	(9,581,000)	(7,218,000)

Net increase (decrease) in cash and equivalents	10,553,000	(151,000)

Cash and equivalents at beginning of period	27,660,000	4,421,000

Cash and equivalents at end of period	$38,213,000	$4,270,000

See accompanying notes to condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A WHOLLY-OWNED SUBSIDIARY OF M-FOODS HOLDINGS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A - MERGER AGREEMENT

On April 10, 2001, Michael Foods, Inc. and its subsidiaries (“Michael Foods”, “Company”, “we”, “us”, “our”) was acquired in a transaction (the “Merger”) led by an investor group comprised of a management group led by Michael Foods’ Chairman, President and Chief Executive Officer, Gregg Ostrander, affiliates of Jeffrey Michael, a member of the Predecessor’s Board of Directors, and affiliates of two private equity investment firms, Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated, (collectively, “M-Foods Investors, LLC”). Under the terms of the Merger agreement, all outstanding shares of Michael Foods common stock were converted into the right to receive $30.10 per share in cash, or value equal thereto, and all outstanding stock options were converted into the right to receive, in cash, $30.10 per share reduced by the exercise price per share for all shares subject to such stock options. The purchase of the outstanding shares was financed through new equity financing of approximately $175,000,000, a senior secured credit facility of up to $470,000,000 at market-based variable interest rates (effective rate of approximately 6.0% as of March 31, 2002), and $200,000,000 of senior subordinated notes at an 11.75% annual interest rate. As a result of the Merger, the stock of pre-merger Michael Foods (“Predecessor”) is no longer publicly traded and, therefore, earnings per share calculations are no longer included for financial statement presentation.

Immediately after the close of the Merger, we contributed the assets of our Dairy division into two limited liability corporations, M-Foods Dairy, LLC and M-Foods Dairy TXCT, LLC (collectively, the “Dairy LLCs”) and in exchange received voting preferred and voting common units from these entities equal to the fair value of the net assets contributed, which collectively were approximately $35,800,000. The preferred units issued to us have an annual 10% preferred return guarantee and represent 100% of the preferred units issued and outstanding. In addition, we received 5% of the common units issued by the Dairy LLCs, with the common units held by the Company representing 100% of the voting common units issued and outstanding. These common units have a stated value of $25,000. The remaining 95% of the common units, which are non-voting, are owned by M-Foods Dairy Holdings, LLC, which is owned by the same owners or affiliates of such owners, in the same proportion, as the unit holders of M-Foods Investors, LLC. The common unit interests owned by M-Foods Dairy Holdings, LLC were issued in exchange for $475,000 and are reflected as non-controlling interest in the accompanying consolidated balance sheet as of March 31, 2002.

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

For ease of presentation, the Merger was accounted for as if it had occurred on April 1, 2001. Management determined that results of operations were not significant and no material transactions occurred during the period from April 1 through April 9, 2001. Our consolidated financial statements have been presented on a comparative basis with the Predecessor’s historical consolidated financial statements prior to the date of Merger. Different bases of accounting have been used to prepare the Company and Predecessor consolidated financial statements. The primary differences relate to additional interest expense for new debt and depreciation and amortization of fixed assets and other intangible assets recorded at fair value at the date of Merger.

For accounting purposes the Merger was considered a leveraged buyout. The total purchase price of approximately $562,881,000 was allocated to the acquired assets and assumed liabilities based on their fair values at April 1, 2001, net of the deemed dividend. These allocations were based on a valuation by a third party appraisal firm. The allocation of the purchase price was as follows:

Working capital	$88,663,000
Property, plant & equipment	307,544,000
Other assets	42,816,000
Goodwill	347,537,000
Long-term debt	588,426,000
Other liabilities	51,474,000

In connection with the Merger, the Predecessor incurred transaction expenses of approximately $26,600,000 associated with the Merger and change-in-control provisions of various compensation, debt and other agreements, which have been reflected in the Predecessor financial statements. These transaction expenses include the extraordinary item related to the early extinguishment of debt resulting from the change-in-control. In addition, we incurred other merger related and debt issuance costs of approximately $40,000,000, which have been capitalized as direct costs of the Merger and deferred financing costs in our consolidated balance sheet.

The following unaudited pro forma net sales and net earnings for the three months ended March 31, 2001 are derived from the application of pro forma adjustments to the Predecessor’s historical statement of earnings, and assumes the Merger had occurred on January 1, 2001.  The pro forma net earnings for the three months ended March 31, 2001 is also adjusted for goodwill amortization determined in accordance with the provisions of SFAS 142 (see Note C).  The net sales and net earnings for the three months ended March 31, 2002 represent actual results for the period.

	Three months ended
	March 31, 2002	March 31, 2001
Net sales	$278,429,000	$275,627,000
Net earnings before extraordinary item	5,359,000	3,115,000

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

We utilize, and the Predecessor utilized, a fiscal year consisting of either 52 or 53 weeks, ending on the Saturday nearest to December 31 each year. The quarters ended March 31, 2002 and 2001 each included thirteen weeks of operations. For clarity of presentation, the Company and Predecessor have described both periods presented as if the quarters ended on March 31st.

The accompanying unaudited financial statements and footnote information as of and for the three month period ended March 31, 2001 were prepared in accordance with Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) using the historical books and records of the Predecessor and reflect the historical cost basis of assets and liabilities of the Predecessor. The accompanying unaudited financial statements and footnote information of the Company as of and for the three month period ended March 31, 2002 have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the SEC using the new basis of assets and liabilities of the Company. In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations for the periods indicated. The historical financial results of the Company and Predecessor are not necessarily indicative of their results for a full year.

USE OF ESTIMATES

Preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

NOTE C - ADOPTION OF NEW ACCOUNTING POLICIES

Goodwill and Intangible Assets:

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets”.  SFAS 141 is effective for all business combinations completed after June 30, 2001.  SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142.  We adopted the provisions of SFAS 142 as of January 1, 2002 and had no acquisitions between July 1, 2001 and January 1, 2002.

As a result of adopting SFAS No. 141 and SFAS No. 142, our accounting policies for goodwill and intangible assets changed effective January 1, 2002 as described below:

Goodwill and Intangible Assets with Indefinite Lives:

We recognize the excess cost of an acquired entity over the net amount assigned to assets acquired, including intangible assets with indefinite lives, and liabilities assumed, as goodwill.  Goodwill and intangible assets with indefinite lives will be tested for impairment on an annual basis and between annual tests whenever there is an impairment indicated.  Impairment losses will be recognized whenever the implied fair value is less than the carrying value of the related asset.  Prior to January 1, 2002, goodwill and intangible assets with indefinite lives were amortized over 40 years.  Beginning January 1, 2002, goodwill and intangible assets with indefinite lives were no longer amortized.

Other Intangibles:

We recognize an acquired intangible apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset, or liability.  An intangible other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite.  Impairment losses are recognized if the carrying amount of an intangible subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

During the first quarter of fiscal 2002, we completed the transitional impairment test of indefinite-lived intangible assets with no impairment indicated.  During the second quarter of fiscal 2002, we will complete the transitional impairment test of goodwill and other intangibles.  We do not believe the impairment testing will have a material effect on our results of operations or financial position.

Our carrying amount, net of accumulated amortization, for goodwill as of March 31, 2002 and December 31, 2001 was $341,021,000.  Each segment’s share of this goodwill at these dates was as follows:

Egg Products	$254,182,000
Refrigerated Distribution	35,560,000
Potato Products	49,515,000
Dairy Products	1,764,000

The carrying amounts, net of accumulated amortization, for other indefinite-lived intangible assets (trademarks) as of March 31, 2002 and December 31, 2001 was $13,406,000. The Predecessor had no indefinite-lived intangible assets.

The following table presents a reconciliation of net earnings (loss), as reported in the financial statements, to those amounts adjusted for goodwill and intangible amortization determined in accordance with the provisions of SFAS 142.

	Three months ended March 31,
	2002	2001
	(Company)	(Predecessor)
Reported net earnings (loss)	$5,359,000	$(5,653,000)
Add back: goodwill amortization	—	885,000
Adjusted net earnings (loss)	$5,359,000	$(4,768,000)

Our acquired intangible assets that have been determined to have a definite life and continue to be amortized as of March 31, 2002 are as follows:

	Gross Carrying Amount	Accumulated Amortization
Licenses and non-compete	$2,526,000	$(811,000)

The aggregate amortization expense for the three months ended March 31, 2002 was approximately $180,000.  The Predecessor had amortization expense of $500,000 during the period ended March 31, 2001.  The estimated amortization expense for the years ended December 31, 2002 through December 31, 2006 is as follows:

For the Years Ended December 31,
2002	$715,000
2003	715,000
2004	186,000
2005	186,000
2006	87,000

Other New Pronouncements:

On January 1, 2002 we adopted SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets.  The adoption of SFAS 144 did not have a material effect on our consolidated financial statements.

In addition, we adopted Emerging Issues Task Force (EITF) Issue No. 00-25 Vendor Income Statement Characterization of Consideration to a Reseller on the Vendors Products, effective January 1, 2002.  The adoption of EITF Issue 00-25 did not have a material effect on our consolidated financial statements.

NOTE D - INVENTORIES

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful life of generally one to two years, assuming no salvage value.

Inventories consisted of the following:

	March 31, 2002	December 31, 2001
Raw materials and supplies	$18,154,000	$15,347,000
Work in process and finished goods	44,466,000	43,027,000
Flocks	19,363,000	20,567,000
	$81,983,000	$78,941,000

NOTE E - COMMITMENTS AND CONTINGENCIES

Egg Procurement Contracts:

We maintain egg procurement contracts with numerous cooperatives and egg producers throughout the Midwestern and Eastern United States, which supply approximately 50% of our egg requirements. These contracts vary in length from

18 to 72 months with prices primarily indexed to grain or Urner Barry market indices. No single egg supplier provides more than 10% of our egg requirements.

Patent Litigation:

We have an exclusive license agreement for a patented process for the production and sale of extended shelf-life liquid egg products. Under the license agreement, we have the right to defend and prosecute infringement of the underlying patents. We may apply 50% of our costs of defending the patents to future royalty payments.

The U.S. Federal Court of Appeals has upheld the validity of the patents on two separate occasions. In September 2000, the U.S. Patent and Trademark Office allowed product claims beyond the process claims previously allowed for the extended shelf-life egg product. These patents are scheduled to expire beginning in 2006.

In 2000, the Predecessor settled litigation with one party related to the infringement of these patents and issued a sub-license to the infringing party granting them the right to manufacture and distribute extended shelf-life liquid whole egg product subject to a royalty payable to us and the patent holder on all future product sold. In connection with this settlement, the patent holder received a lump sum payment for the past production and sale of the product and other matters related to the infringement. We are continuing to pursue litigation related to other parties who are infringing the product and process patents, including Sunny Fresh Foods, Inc., a subsidiary of Cargill, Inc.

Other Litigation:

We are engaged in routine litigation incidental to our business. We believe the ultimate outcome of this litigation will not have a material effect on our consolidated financial position, liquidity or results of operations.

NOTE F - COMPREHENSIVE INCOME (LOSS)

The components and changes in accumulated other comprehensive loss (AOCL), net of taxes, during the three months ended March 31, 2002 were as follows:

	Cash Flow Hedges	Foreign Currency Translation	Total AOCL
COMPANY

Balance at January 1, 2002	$(3,556,000)	$(61,000)	$(3,617,000)

Foreign currency translation adjustment	—	11,000	11,000
Net unrealized change on cash flow hedges	887,000	—	887,000
Balance at March 31, 2002	$(2,669,000)	$(50,000)	$(2,719,000)

	Cash Flow Hedges	Foreign Currency Translation	Total AOCL
PREDECESSOR

Balance at January 1, 2001	$—	$(1,317,000)	$(1,317,000)
Foreign currency translation adjustment	—	(47,000)	(47,000)
Translation loss realized on termination of joint venture	—	1,135,000	1,135,000
Transition adjustment	775,000	—	775,000
Net unrealized change on cash flow hedges	(2,651,000)	—	(2,651,000)
Less reclassification adjustments	244,000	—	244,000
Balance at March 31, 2001	$(1,632,000)	$(229,000)	$(1,861,000)

Comprehensive income (loss), net of taxes, for the three months ended March 31, 2002 and 2001 was as follows:

COMPANY
Net income for the three months ended March 31, 2002		$5,359,000
Net gains arising during the period from cash flow hedges:
Net unrealized derivative gains during period	887,000
Foreign currency translation adjustment	11,000

Other comprehensive income		898,000

Comprehensive income for the three months ended March 31, 2002		$6,257,000

PREDECESSOR
Net loss for the three months ended March 31, 2001		$(5,653,000)
Net gains (losses) arising during the period from cash flow hedges:
Net derivative transition gain	775,000
Net unrealized derivative losses during period	(2,651,000)
Reclassification adjustment	244,000
Foreign currency translation adjustment	(47,000)
Foreign currency loss realized	1,135,000

Other comprehensive loss		(544,000)

Comprehensive loss for the three months ended March 31, 2001		$(6,197,000)

NOTE G - BUSINESS SEGMENTS

We operate in four reportable segments - Egg Products, Refrigerated Distribution, Dairy Products and Potato Products. The Merger, as more fully described in Note A, did not have an impact on our segment classification or the interaction between the segments. Certain financial information on our operating segments, and the Predecessor’s, is as follows (unaudited, in thousands):

	Company
	Egg Products	Refrigerated Distribution	Dairy Products	Potato Products	Corporate	Total
THREE MONTHS ENDED March 31, 2002:
External net sales	$155,186	$63,006	$43,180	$17,057	N/A	$278,429
Intersegment sales	4,045	—	—	892	N/A	4,937
Operating profit (loss)	16,992	2,293	1,831	2,314	(1,937)	21,493
Depreciation and amortization	10,878	437	1,040	1,164	10	13,529

	Predecessor
THREE MONTHS ENDED March 31, 2001:
External net sales	$163,529	$61,185	$35,328	$15,585	N/A	$275,627
Intersegment sales	4,246	—	—	1,003	N/A	5,249
Operating profit (loss)	12,915	3,639	3,958	1,688	(12,706)	9,494
Depreciation and amortization	9,611	339	1,274	1,278	33	12,535

NOTE H - SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our revolving line of credit, A and B term loans and senior subordinated notes have been guaranteed, on a joint and several basis, by us and our domestic subsidiaries. The revolving line of credit and A and B term loans are also guaranteed by our parent, M-Foods Holdings, Inc.

The following condensed consolidating financial information presents our consolidated balance sheet as of March 31, 2002 and December 31, 2001 and the statements of earnings and cash flows for the three months ended March 31, 2002; and the Predecessor’s consolidated statements of earnings and cash flows for the three months ended March 31, 2001. These financial statements reflect Michael

Foods, Inc. (the parent), the wholly owned guarantor subsidiaries (on a combined basis), the non-wholly owned guarantor subsidiaries, and elimination entries necessary to combine such entities on a consolidated basis. Included elsewhere in this Form 10-Q are the unaudited financial statements of the non-wholly owned guarantor subsidiaries.

COMPANY

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

MARCH 31, 2002

(in thousands)

			NON-WHOLLY OWNED GUARANTOR SUBSIDIARIES
	PARENT	WHOLLY OWNED GUARANTOR SUBSIDIARIES	M-FOODS DAIRY, LLC	M-FOODS DAIRY TXCT, LLC	ELIMINATIONS	CONSOLIDATED
ASSETS
Current Assets:
Cash and equivalents	$41,322	$(3,109)	$—	$—	$—	$38,213
Accounts receivable, less allowances	213	90,826	7,531	5,720	(3,136)	101,154
Inventories	—	72,447	4,806	4,730	—	81,983
Notes receivable - related party	—	3,354	—	—	(3,354)	—
Prepaid expenses and other	830	8,283	389	70	—	9,572
Total current assets	42,365	171,801	12,726	10,520	(6,490)	230,922
Property, Plant and Equipment - net	69	256,080	17,150	11,379	—	284,678
Other assets:
Goodwill, net	—	339,258	1,763	—	—	341,021
Preferred return receivable for subs	—	10,208	—	—	(10,208)	—
Joint ventures and other assets	18,740	23,446	173	929	—	43,288
Investment in subsidiaries	632,224	—	—	—	(632,224)	—
	650,964	372,912	1,936	929	(642,432)	384,309
	$693,398	$800,793	$31,812	$22,828	$(648,922)	$899,909

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$11,497	$307	$—	$2,400	$—	$14,204
Accounts payable	172	54,981	2,752	4,470	(3,136)	59,239
Notes payable - related party	—	—	2,831	556	(3,387)	—
Accrued liabilities	38,078	46,258	2,611	971	33	87,951
Total current liabilities	49,747	101,546	8,194	8,397	(6,490)	161,394
Long-term debt, less current maturities	485,182	41,727	—	2,400	—	529,309
Deferred income taxes	(1,253)	50,737	—	—	—	49,484
Preferred shareholder return payable	—	—	9,279	929	(10,208)	—
Non-controlling interest	475	—	—	—	—	475
Total liabilities	534,151	194,010	17,473	11,726	(16,698)	740,662
Shareholders’ Equity	159,247	606,783	14,339	11,102	(632,224)	159,247
	$693,398	$800,793	$31,812	$22,828	$(648,922)	$899,909

COMPANY

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2001

(in thousands)

			NON-WHOLLY OWNED GUARANTOR SUBSIDIARIES
	PARENT	WHOLLY OWNED GUARANTOR SUBSIDIARIES	M-FOODS DAIRY, LLC	M-FOODS DAIRY TXCT, LLC	ELIMINATIONS	CONSOLIDATED
Assets
Current Assets
Cash and equivalents	$33,947	$(6,287)	$—	$—	$—	$27,660
Accounts receivable, net	223	91,744	6,535	5,765	(1,950)	102,317
Inventories	—	72,034	3,592	3,315	—	78,941
Prepaid expenses and other	972	9,850	496	52	—	11,370
Total current assets	35,142	167,341	10,623	9,132	(1,950)	220,288
Property, Plant and Equipment - net	78	263,893	15,657	11,526	—	291,154
Other assets:
Goodwill, net	—	339,258	1,763	—	—	341,021
Joint ventures and other assets	19,521	24,091	—	1,058	—	44,670
Preferred unit holder return receivable.	—	8,188	—	—	(8,188)	—
Investment in subsidiaries	675,556	—	—	—	(675,556)	—
	695,077	371,537	1,763	1,058	(683,744)	385,691
Total assets	$730,297	$802,771	$28,043	$21,716	$(685,694)	$897,133
Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of long-term debt	$10,255	$307	$—	$2,400	$—	$12,962
Accounts payable	265	60,223	2,612	3,342	(1,950)	64,492
Accrued liabilities	30,210	44,020	2,151	976	—	77,357
Total current liabilities	40,730	104,550	4,763	6,718	(1,950)	154,811
Long-term debt, less current maturities	537,395	337	—	2,400	—	540,132
Deferred income taxes	(1,293)	50,018	—	—	—	48,725
Total liabilities	576,832	154,905	4,763	9,118	(1,950)	743,668
Non-controlling interest	475	—	—	—	—	475
Preferred unit holder return payable	—	—	7,500	688	(8,188)	—
Shareholders’ Equity	152,990	647,866	15,780	11,910	(675,556)	152,990
Total liabilities and shareholders’ equity	$730,297	$802,771	$28,043	$21,716	$(685,694)	$897,133

COMPANY

UNAUDITED CONDENSED CONSOLIDATING EARNINGS STATEMENTS

THREE MONTHS ENDED MARCH 31, 2002

(in thousands)

			NON-WHOLLY OWNED GUARANTOR SUBSIDIARIES
	PARENT	WHOLLY OWNED GUARANTOR SUBSIDIARIES	M-FOODS DAIRY, LLC	M-FOODS DAIRY TXCT, LLC	ELIMINATIONS	CONSOLIDATED
Net sales	$—	$240,186	$23,850	$19,330	$(4,937)	$278,429
Cost of sales	—	193,135	20,628	18,487	(4,937)	227,313
Gross profit	—	47,051	3,222	843	—	51,116
Selling, general and administrative expenses	1,937	26,459	1,415	1,018	(1,206)	29,623
Operating profit (loss)	(1,937)	20,592	1,807	(175)	1,206	21,493
Interest expense, net	11,800	831	28	5	—	12,664
Other income	1,206	—	—	—	(1,206)	—
Earnings (loss) before equity in earnings of subsidiaries and income taxes	(12,531)	19,761	1,779	(180)	—	8,829
Equity in earnings of subsidiary	12,980	1,599	(1,779)	180	(12,980)	—
Earnings before income taxes	449	21,360	—	—	(12,980)	8,829
Income tax expense (benefit)	(4,910)	8,380	—	—	—	3,470
NET EARNINGS (LOSS)	5,359	12,980	—	—	(12,980)	5,359
Other comprehensive income (loss):
Change in foreign currency translation	—	11	—	—	—	11
Change in cash flow hedges	(208)	1,095	—	—	—	887
Comprehensive income (loss)	$5,151	$14,086	$—	$—	$(12,980)	$6,257

PREDECESSOR

CONDENSED CONSOLIDATING EARNINGS STATEMENTS

THREE MONTHS ENDED MARCH 31, 2001

(in thousands)

			NON-WHOLLY OWNED GUARANTOR SUBSIDIARIES
	PARENT	WHOLLY OWNED GUARANTOR SUBSIDIARIES	M-FOODS DAIRY, LLC	M-FOODS DAIRY TXCT, LLC	ELIMINATIONS	CONSOLIDATED
Net sales	$—	$245,548	$17,684	$17,644	$(5,249)	$275,627
Cost of sales	—	200,854	14,994	17,108	(5,249)	227,707
Gross profit	—	44,694	2,690	536	—	47,920
Selling, general and administrative expenses	1,656	27,720	1,027	1,712	(1,522)	30,593
Recall insurance settlement	—	—	(3,217)	—	—	(3,217)
Transaction costs	11,050	—	—	—	—	11,050
Operating profit (loss)	(12,706)	16,974	4,880	(1,176)	1,522	9,494
Interest (income) expense, net	3,308	(14)	(1)	—	—	3,293
Other income	1,522	—	—	—	(1,522)	—
Earnings (loss) before equity in earnings of subsidiaries, income taxes, and extraordinary item	(14,492)	16,988	4,881	(1,176)	—	6,201
Equity in earnings of subsidiaries	12,573	—	—	—	(12,573)	—
Earnings (loss) before income taxes and extraordinary item	(1,919)	16,988	4,881	(1,176)	(12,573)	6,201
Income tax expense (benefit)	(5,690)	6,649	1,918	(447)	—	2,430
Earnings (loss) before extraordinary item	3,771	10,339	2,963	(729)	(12,573)	3,771
Extraordinary item - early extinguishment of debt, net of taxes	(9,424)	—	—	—	—	(9,424)
NET EARNINGS (LOSS)	(5,653)	10,339	2,963	(729)	(12,573)	(5,653)
Other comprehensive income (loss):
Change in foreign currency translation	—	1,088	—	—	—	1,088
Change in cash flow hedges	—	(1,632)	—	—	—	(1,632)
Comprehensive income (loss)	$(5,653)	$9,795	$2,963	$(729)	$(12,573)	$(6,197)

COMPANY

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2002

(in thousands)

			NON-WHOLLY OWNED GUARANTOR SUBSIDIARIES
	PARENT	WHOLLY OWNED GUARANTOR SUBSIDIARIES	M-FOODS DAIRY, LLC	M-FOODS DAIRY TXCT, LLC	CONSOLIDATED
Net cash provided by operating activities	$13,915	$8,418	$3,568	$689	$26,590
Cash flows from investing activities:
Capital expenditures	—	(4,620)	(1,955)	(303)	(6,878)
Investments in joint ventures and other assets	(5)	600	(173)	—	422

Net cash used in investing activities	(5)	(4,020)	(2,128)	(303)	(6,456)

Cash flows from financing activities:
Payments on notes payable	(5,000)	—	—	—	(5,000)
Proceeds on notes payable	—	—	—	—	—
Payments on long-term debt	(4,506)	(75)	—	—	(4,581)
Investment in subsidiaries	2,971	(1,145)	(1,440)	(386)	—
Net cash used in financing activities	(6,535)	(1,220)	(1,440)	(386)	(9,581)
Net increase (decrease) in cash and equivalents	7,375	3,178	—	—	10,553
Cash and equivalents at beginning of period	33,947	(6,287)	—	—	27,660
Cash and equivalents at end of period	$41,322	$(3,109)	$—	$—	$38,213

PREDECESSOR

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2001

(in thousands)

			NON-WHOLLY OWNED GUARANTOR SUBSIDIARIES
	PARENT	WHOLLY OWNED GUARANTOR SUBSIDIARIES	M-FOODS DAIRY, LLC	M-FOODS DAIRY TXCT, LLC	CONSOLIDATED
Net cash provided by (used in) operating activities	$12,000	$4,487	$(2,440)	$(31)	$14,016
Cash flows from investing activities:
Capital expenditures	—	(4,923)	(3,664)	(2,250)	(10,837)
Investments in joint ventures and other assets	434	3,454	—	—	3,888
Net cash provided by (used in) investing activities	434	(1,469)	(3,664)	(2,250)	(6,949)
Cash flows from financing activities:
Payments on notes payable	(52,000)	—	—	—	(52,000)
Proceeds on notes payable	45,500	—	—	—	45,500
Payments on long-term debt	—	(109)	—	—	(109)
Proceeds from issuance of stock	546	—	—	—	546
Extension of stock options	310	—	—	—	310
Dividends	(1,465)	—	—	—	(1,465)
Investment in subsidiaries	(9,785)	1,393	6,111	2,281	—
Net cash provided by (used in) financing activities	(16,894)	1,284	6,111	2,281	(7,218)
Net increase (decrease) in cash and equivalents	(4,460)	4,302	7	—	(151)
Cash and equivalents at beginning of period	8,787	(4,366)	—	—	4,421
Cash and equivalents at end of period	$4,327	$(64)	$7	$—	$4,270

M-FOODS DAIRY, LLC

(A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)

INDEX TO FINANCIAL STATEMENTS

Balance Sheets
Statements of Earnings
Statements of Cash Flows
Notes to Financial Statements

M-FOODS DAIRY, LLC

(A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)

BALANCE SHEETS

(unaudited, in thousands)

	MARCH 31, 2002	DECEMBER 31, 2001
ASSETS
CURRENT ASSETS
Cash and equivalents	$—	$—
Accounts receivable, less allowances	7,531	6,535
Inventories	4,806	3,592
Prepaid expenses and other	389	496
Total current assets	12,726	10,623
PROPERTY, PLANT AND EQUIPMENT - AT COST
Land	855	855
Buildings and improvements	3,999	3,999
Machinery and equipment	14,006	12,051
	18,860	16,905
Less accumulated depreciation	1,710	1,248
	17,150	15,657
OTHER ASSETS
Goodwill, net	1,763	1,763
Other assets	173	—
	1,936	1,763
	$31,812	$28,043

LIABILITIES AND UNIT HOLDER AND

OPERATING UNIT EQUITY

CURRENT LIABILITIES
Accounts payable	$2,752	$2,612
Note payable - related party	2,831	—
Accrued liabilities:
Compensation	494	688
Insurance	115	124
Customer programs	1,331	836
Other	671	503
Total current liabilities	8,194	4,763
COMMITMENTS AND CONTINGENCIES	—	—
PREFERRED UNIT HOLDER RETURN PAYABLE	9,279	7,500
UNIT HOLDER AND OPERATING UNIT EQUITY	14,339	15,780
	$31,812	$28,043

The accompanying notes are an integral part of these statements.

M-FOODS DAIRY, LLC

(A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)

STATEMENTS OF EARNINGS

FOR THE THREE MONTHS ENDED MARCH 31,

(unaudited, in thousands)

	Company	Predecessor
	2002	2001
Net sales	$23,850	$17,684

Cost of sales	20,628	14,994

Gross profit	3,222	2,690

Selling, general and administrative expenses	1,415	1,027
Recall insurance settlement	—	(3,217)

Operating profit	1,807	4,880

Other income (expense)	(28)	1

Earnings before income taxes	1,779	4,881
Income tax expense	—	1,918

NET EARNINGS	$1,779	$2,963

The accompanying notes are an integral part of these statements.

M-FOODS DAIRY, LLC

(A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(unaudited, in thousands)

	COMPANY	PREDECESSOR
	2002	2001
Net cash provided by (used in) operating activities	$3,568	$(2,440)

Cash flows from investing activities:
Capital expenditures	(1,955)	(3,664)
Other assets	(173)	—
Net cash used in investing activities	(2,128)	(3,664)

Cash flows from financing activities:
Net additional capital invested or (dividends paid)	(1,440)	6,111
Net cash provided (used in) by financing activities	(1,440)	6,111
Net increase (decrease) in cash and equivalents	—	7
Cash and equivalents at beginning of period	—	—
Cash and equivalents at end of period	$—	$7

The accompanying notes are an integral part of these statements.

M-FOODS DAIRY, LLC

(A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE A — ORGANIZATION, BUSINESS AND MERGER

Organization

M-Foods Dairy, LLC (the “Company”) is a majority owned subsidiary of Michael Foods, Inc., a wholly owned subsidiary of M-Foods Holdings, Inc.  Prior to the Merger described below, Kohler Mix — MN (the “Predecessor,” “Operating Unit” or the “Unit”) was an operating unit of Michael Foods, Inc.  The change in control of Michael Foods, Inc. and the reorganization of the operating unit into M-Foods Dairy, LLC are more fully described below.

Business

The Company processes and distributes soft serve ice cream mix, frozen yogurt mix, milk and specialty dairy products, many of which are ultra-high temperature pasteurized, from its facility in Minnesota.

Merger

On April 10, 2001, Michael Foods, Inc. and its subsidiaries (“Michael Foods”) was acquired in a transaction (the “Merger”) led by an investor group comprised of a management group led by Michael Foods’ Chairman, President and Chief Executive Officer, Gregg Ostrander, affiliates of Jeffrey Michael, a member of the Predecessor Board of Directors, and affiliates of two private equity investment firms, Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated, collectively, M-Foods Investors, LLC.  Under the terms of the Merger agreement, all outstanding shares of Michael Foods common stock were converted into the right to receive $30.10 per share in cash, or value equal thereto, and all outstanding stock options were converted into the right to receive, in cash, $30.10 per share reduced by the exercise price per share for all shares subject to such stock options.  The purchase of the outstanding shares was financed through new equity financing of approximately $175,000,000, a senior secured credit facility of up to $470,000,000 at market-based variable interest rates (effective rate of approximately 6.0% as of March 31, 2002), and $200,000,000 of senior subordinated notes at an 11.75% annual interest rate.

Immediately after the close of the Merger, Michael Foods contributed the assets of its Dairy division into two limited liability corporations, M-Foods Dairy, LLC and M-Foods Dairy TXCT, LLC (collectively, the “Dairy LLCs”) and in exchange received voting preferred and voting common units from these entities equal to the fair value of the net assets contributed, which collectively were approximately $35,800,000 (the approximate fair value contributed to M-Foods Dairy, LLC was $26,850,000).  The preferred units issued to Michael Foods have an annual 10% preferred return guarantee and represent 100% of the preferred units issued and outstanding.  In addition, Michael Foods received 5% of the common units issued by each of the Dairy LLCs with the common units held by Michael Foods representing 100% of the voting common units issued and outstanding.  These common units have a stated value of $25,000.  The remaining 95% of the common units, which are non-voting, are owned by M-Foods Dairy Holdings, LLC, which is owned by the same owners, or affiliates of such owners, in the same proportion, as the unit holders of M-Foods Investors, LLC.  The Dairy LLCs common unit interest owned by M-Foods Dairy Holdings, LLC was purchased for $475,000 as of April 1, 2001.

Following the Merger, Michael Foods, Inc. became an indirect wholly-owned subsidiary of M-Foods Investors, LLC and M-Foods Dairy LLC became a majority owned subsidiary of Michael Foods, Inc.

The Merger was accounted for as a purchase in accordance with Accounting Principles Board Opinion 16, Business Combinations and EITF 88-16, Basis in Leveraged Buyout Transactions.  Accordingly, the acquired assets and liabilities were recorded at fair value for the interests acquired by new investors and at the carryover basis for continuing investors.  As a result, the assets and liabilities were assigned new values, which are part Predecessor cost and part fair value, in the same proportions as the carryover basis of the residual interests retained by the continuing management investors and continuing affiliate investors of the Michael family and the new interests acquired by the new investors.  The deemed dividend related to the Michael Foods investment in the assets and liabilities of the Dairy LLCs was pushed down to these majority owned subsidiaries, as if they were wholly owned subsidiaries since Michael Foods owns all of the voting stock and the Dairy LLCs are being operated by the management of Michael Foods.  The amount of the deemed dividend at Michael Foods was $66,631,000.

For ease of presentation, the Merger has been reflected in the accompanying financial statements as if it had occurred on April 1, 2001.  Management determined that no material transactions occurred during the period from April 1 through April 9, 2001.  The Company’s financial statements have been presented on a comparative basis with the Predecessor’s historical operating unit financial statements, prior to the date of Merger.  Different bases of accounting have been used to prepare the Company and Predecessor financial statements.  The primary differences relate to the 10% yield on preferred units, depreciation and amortization of fixed assets and other intangible assets recorded at fair value at the date of acquisition, and income taxes which are payable by the Company’s unit holders.

The fair value contributed by Michael Foods to M-Foods Dairy, LLC was $26,850,000.  In addition, $356,250 was contributed by new investors in exchange for Class B non-voting common units.  This combined amount was allocated to the acquired assets and liabilities based on their fair values at April 1, 2001, net of the deemed dividend.  The fair values of long-term assets were obtained from a valuation report issued by a third party appraisal firm.  The allocations were as follows:

Working capital	$10,426,000
Property, plant & equipment	15,135,000
Other assets, including goodwill	3,962,000

The following unaudited pro forma net sales and net earnings for the three months ended March 31, 2001 are derived from the application of pro forma adjustments to the Predecessor’s historical statement of earnings, and assumes the Merger had occurred on January 1, 2001.  The pro forma net earnings for the three months ended March 31, 2001 is also adjusted for goodwill amortization determined in accordance with the provisions of SFAS 142 (see Note B).  The net sales and net earnings for the three months ended March 31, 2002 represent actual results for the period.

	Three months ended
	March 31, 2002	March 31, 2001
Net sales	$23,850,000	$17,684,000
Net earnings	1,779,000	2,980,000

NOTE B  — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Predecessor Statements of Earnings and Cash Flows for the three months ended March 31, 2001 have been prepared from the historical books and records of Michael Foods.  The respective Statements of Earnings include an allocation of general and administrative costs incurred by Michael Foods and allocations from this Operating Unit to the other Dairy LLC operating unit, M-Foods Dairy TXCT, LLC.  The accompanying Company unaudited financial statements and footnote information as of and for the three month period ended March 31, 2002, and as of December 31, 2001, have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the SEC using the adjusted cost basis of assets and liabilities of the Company.  In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations and cash flows for the periods indicated.  The Unit’s financial statements include an allocation for general and administrative costs incurred by Michael Foods.  Management believes its allocations to these Operating Unit financial statements are reasonable.  Additionally, Operating Unit equity includes the cumulative net advances between the Operating Unit and Michael Foods, which are considered additional capital invested from or, constructive dividends to, Michael Foods.  Accordingly, the accompanying financial statements may not necessarily be indicative of the results that could have been obtained if the Operating Unit had been operated as a stand-alone entity.  The historical results of the Company and Predecessor for the periods indicated are not necessarily indicative of the results of the Company for a full year.

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

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Inventories consisted of the following:

	March 31, 2002	December 31, 2001
Raw materials and supplies	$2,537,000	$1,625,000
Work in process and finished goods	2,269,000	1,967,000
	$4,806,000	$3,592,000

Adoption of New Accounting Policies

Goodwill and Intangible Assets:

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets”.  SFAS 141 is effective for all business combinations completed after June 30, 2001.  SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142.  The Company adopted the provisions of SFAS 142 as of January 1, 2002 and had no acquisitions between July 1, 2001 and January 1, 2002.

As a result of adopting SFAS No. 141 and SFAS No. 142, the Company’s accounting policies for goodwill and intangible assets changed effective January 1, 2002 as described below:

Goodwill:

The Company recognizes the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed as goodwill.  Goodwill will be tested for impairment on an annual basis and between annual tests whenever there is an impairment indicated.  Impairment losses will be recognized whenever the implied fair value is less than the carrying value of the related asset.  Prior to January 1, 2002, goodwill was amortized over 40 years.  Beginning January 1, 2002, goodwill is no longer amortized.

During the second quarter of fiscal 2002, the Company will complete the transitional impairment test of goodwill.  The Company does not believe the impairment testing will have a material effect on the results of operations or the financial position of the Company.

The Company’s carrying amount, net of accumulated amortization, for goodwill as of March 31, 2002 and December 31, 2001 was $1,764,000.

The following table presents a reconciliation of net earnings, as reported in the financial statements, to those amounts adjusted for goodwill as determined in accordance with the provisions of SFAS 142.

	Three months ended March 31,
	2002	2001
	(Company)	(Predecessor)

Reported net earnings	$1,778,000	$2,963,000
Add back: goodwill amortization	—	26,000
Adjusted net earnings	$1,778,000	$2,989,000

Other New Pronouncements:

On January 1, 2002 the Company adopted SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets.  The adoption of SFAS 144 did not have a material effect on the Company’s financial statements.

In addition, the Company adopted Emerging Issues Task Force (EITF) Issue No. 00-25 Vendor Income Statement Characterization of Consideration to a Reseller on the Vendors Products, effective January 1, 2002.  The adoption of EITF Issue 00-25 did not have a material effect on the Company’s financial statements.

NOTE C — SETTLEMENT OF RECALL INSURANCE CLAIM

During the three months ended March 31, 2001, the Unit settled its insurance claim related to a product recall, which occurred in early 1999.  The settlement reimbursed the Unit for recall related costs incurred, as well as a partial reimbursement for lost business as a result of the recall.

NOTE D — INCOME TAXES

Predecessor

The activity of the Operating Unit has been included in the income tax return of Michael Foods, Inc. for financial reporting purposes.  The Unit has been allocated a provision for income taxes in an amount generally equivalent to the provision that would have resulted had the Unit filed a separate income tax return.

Company

For income tax purposes the Company is a pass-through entity, therefore, income taxes have not been reflected on the Company’s financial statements.

NOTE E — COMMITMENTS AND CONTINGENCIES

Litigation

The Company is engaged in routine litigation incidental to its business.  Management believes the ultimate outcome of this litigation will not have a material effect on the Unit’s financial position, liquidity or results of operations.

M-FOODS DAIRY TXCT, LLC

(A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)

INDEX TO FINANCIAL STATEMENTS

Balance Sheets
Statements of Earnings
Statements of Cash Flows
Notes to Financial Statements

M-FOODS DAIRY TXCT, LLC

(A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)

BALANCE SHEETS

(unaudited, in thousands)

	MARCH 31, 2002	DECEMBER 31, 2001
ASSETS
CURRENT ASSETS
Cash and equivalents	$—	$—
Accounts receivable, less allowances	5,720	5,765
Inventories	4,730	3,315
Prepaid expenses and other	70	52
Total current assets	10,520	9,132
PROPERTY, PLANT AND EQUIPMENT— AT COST
Leasehold improvements	3,023	3,023
Machinery and equipment	10,300	9,997
	13,323	13,020
Less accumulated depreciation	1,944	1,494
	11,379	11,526
OTHER ASSETS
Non-compete agreement, net	929	1,058
	$22,828	$21,716
LIABILITIES AND UNIT HOLDER AND OPERATING UNIT EQUITY
CURRENT LIABILITIES
Current maturities of non-compete commitment	$2,400	$2,400
Accounts payable	4,470	3,342
Note payable — related party	556	—
Accrued liabilities:
Compensation	306	292
Insurance	109	37
Customer programs	25	200
Other	531	447
Total current liabilities	8,397	6,718
NON-COMPETE COMMITMENT, less current maturities	2,400	2,400
COMMITMENTS AND CONTINGENCIES	—	—
PREFERRED UNIT HOLDER RETURN PAYABLE	929	688
UNIT HOLDER AND OPERATING UNIT EQUITY	11,102	11,910
	$22,828	$21,716

The accompanying notes are an integral part of these statements.

M-FOODS DAIRY TXCT, LLC

(A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)

STATEMENTS OF EARNINGS

FOR THE THREE MONTHS ENDED MARCH 31,

(unaudited, in thousands)

	COMPANY	PREDECESSOR
	2002	2001
Net sales	$19,330	$17,644

Cost of sales	18,487	17,108

Gross profit	843	536

Selling, general and administrative expenses	1,018	1,712

Operating loss	(175)	(1,176)

Other expense	(5)	—

Loss before income taxes	(180)	(1,176)
Income tax benefit	—	(447)

NET LOSS	$(180)	$(729)

The accompanying notes are an integral part of these statements.

M-FOODS DAIRY TXCT, LLC

(A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(unaudited, in thousands)

	COMPANY	PREDECESSOR
	2002	2001

Net cash provided by (used in) operating activities
	$689	$(31)
Cash flows from investing activities:
Capital expenditures	(303)	(2,250)
Net cash used in investing activities	(303)	(2,250)

Cash flows from financing activities:
Net additional capital invested or (dividends paid)	(386)	2,281
Net cash provided by (used in) financing activities	(386)	2,281
Net decrease in cash and equivalents	—	—
Cash and equivalents at beginning of period	—	—
Cash and equivalents at end of period	$—	$—

The accompanying notes are an integral part of these statements.

M-FOODS DAIRY TXCT, LLC

(A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE A — ORGANIZATION, BUSINESS AND MERGER

Organization

M-Foods Dairy TXCT, LLC (the “Company”) is a majority owned subsidiary of Michael Foods, Inc., a wholly owned subsidiary of M-Foods Holdings, Inc.  Prior to the Merger described below, Kohler Mix — TXCT (the “Predecessor,” “Operating Unit” or the “Unit”) was an operating unit of Michael Foods, Inc.  The change in control of Michael Foods, Inc. and the reorganization of the operating unit into M-Foods Dairy TXCT, LLC are more fully described below.

Business

The Company processes and distributes soft serve ice cream mix, frozen yogurt mix, milk and specialty dairy products, many of which are ultra-high temperature pasteurized, from its facilities in Texas and Connecticut.

Merger

On April 10, 2001, Michael Foods, Inc. and its subsidiaries (“Michael Foods”) was acquired in a transaction (the “Merger”) led by an investor group comprised of a management group led by Michael Foods’ Chairman, President and Chief Executive Officer, Gregg Ostrander, affiliates of Jeffrey Michael, a member of the Predecessor Board of Directors, and affiliates of two private equity investment firms, Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated, collectively, M-Foods Investors, LLC.  Under the terms of the Merger agreement, all outstanding shares of Michael Foods common stock were converted into the right to receive $30.10 per share in cash, or value equal thereto, and all outstanding stock options were converted into the right to receive, in cash, $30.10 per share reduced by the exercise price per share for all shares subject to such stock options.  The purchase of the outstanding shares was financed through new equity financing of approximately $175,000,000, a senior secured credit facility of up to $470,000,000 at market-based variable interest rates (effective rate of approximately 6.0% as of March 31, 2002), and $200,000,000 of senior subordinated notes at an 11.75% annual interest rate.

Immediately after the close of the Merger, Michael Foods contributed the assets of its Dairy division into two limited liability corporations, M-Foods Dairy, LLC and M-Foods Dairy TXCT, LLC (collectively, the “Dairy LLCs”) and in exchange received voting preferred and voting common units from these entities equal to the fair value of the net assets contributed, which collectively were approximately $35,800,000 (the approximate fair value contributed to M-Foods Dairy TXCT, LLC was $8,950,000).  The preferred units issued to Michael Foods have an annual 10% preferred return guarantee and represent 100% of the preferred units issued and outstanding.  In addition, Michael Foods received 5% of the common units issued by each of the Dairy LLCs with the common units held by Michael Foods representing 100% of the voting common units issued and outstanding.  These common units have a stated value of $25,000.  The remaining 95% of the common units, which are non-voting, are owned by M-Foods Dairy Holdings, LLC, which is owned by the same owners, or affiliates of such owners, in the same proportion, as the unit holders of M-Foods Investors, LLC.  The Dairy LLCs common unit interest owned by M-Foods Dairy Holdings, LLC was purchased for $475,000 as of April 1, 2001.

Following the Merger, Michael Foods, Inc. became an indirect wholly-owned subsidiary of M-Foods Investors, LLC and M-Foods Dairy TXCT, LLC became a majority owned subsidiary of Michael Foods, Inc.

The Merger was accounted for as a purchase in accordance with Accounting Principles Board Opinion 16, Business Combinations and EITF 88-16, Basis in Leveraged Buyout Transactions.  Accordingly, the acquired assets and liabilities were recorded at fair value for the interests acquired by new investors and at the carryover basis for continuing investors.  As a result, the assets and liabilities were assigned new values, which are part Predecessor cost and part fair value, in the same proportions as the carryover basis of the residual interests retained by the continuing management investors and continuing affiliate investors of the Michael family and the new interests acquired by the new investors.  The deemed dividend related to the Michael Foods investment in the assets and liabilities of the Dairy LLCs was pushed down to these majority owned subsidiaries, as if they were wholly owned subsidiaries since Michael Foods owns all of the voting stock and the Dairy LLCs are being operated by the management of Michael Foods.  The amount of the deemed dividend at Michael Foods was $66,631,000.  However, the historical cost basis equity of the continuing investors of the Company was $21,623,000, which exceeded the Company’s fair market value by $12,673,000.  This resulted in an allocation of carryover basis in excess of the fair market value of the Company in the amount of $3,928,000.

For ease of presentation, the Merger has been reflected in the accompanying financial statements as if it had occurred on April 1, 2001.  Management determined that no material transactions occurred during the period from April 1 through April 9, 2001. The Company’s financial statements have been presented on a comparative basis with the Predecessor’s historical operating unit financial statements, prior to the date of Merger.  Different bases of accounting have been used to prepare the Company and Predecessor financial statements.  The primary differences relate to the 10% yield on preferred units, depreciation and amortization of fixed assets and other intangible assets recorded at fair value at the date of acquisition, and income taxes which are payable by the Company’s unit holders.

The fair value contributed by Michael Foods to M-Foods Dairy TXCT, LLC was $8,950,000 and this amount, plus an additional carryover basis of $3,928,000, was allocated to the acquired assets and liabilities based on their fair values at April 1, 2001.  In addition, $118,750 was contributed by new investors in exchange for Class B - non voting common units.  The fair values of long-term assets was obtained from a valuation report issued by a third party appraisal firm.  The allocations were as follows:

Working capital	$7,420,000
Property, plant & equipment	8,980,000
Other assets, including goodwill	1,397,000
Other liabilities	4,800,000

The following unaudited pro forma net sales and net loss for the three months ended March 31, 2001 are derived from the application of pro forma adjustments to the Predecessor’s historical statement of earnings, and assumes the Merger had occurred on January 1, 2001.  The net sales and net loss for the three months ended March 31, 2002 represent actual results for the period.

	Three months ended
	March 31, 2002	March 31, 2001
Net sales	$19,330,000	$17,644,000
Net loss	(180,000)	(573,000)

NOTE B  — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Predecessor Statements of Earnings and Cash Flows for the three months ended March 31, 2001 have been prepared from the historical books and records of Michael Foods.  The respective Statements of Earnings include an allocation of general and administrative costs incurred by Michael Foods and allocations from this Operating Unit to the other Dairy LLC operating unit, M-Foods Dairy, LLC. The accompanying Company unaudited financial statements and footnote information as of and for the three month period ended March 31, 2002, and as of December 31, 2001, have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the SEC using the adjusted cost basis of assets and liabilities of the Company.  In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations and cash flows for the periods indicated.  The Unit’s financial statements include an allocation for general and administrative costs incurred by Michael Foods.  Management believes its allocations to these Operating Unit financial statements are reasonable.  Additionally, Operating Unit equity includes the cumulative net advances between the Operating Unit and Michael Foods, which are considered additional capital invested from or, constructive dividends to, Michael Foods.  Accordingly, the accompanying financial statements may not necessarily be indicative of the results that could have been obtained if the Operating Unit had been operated as a stand-alone entity.  The historical results of the Company and Predecessor for the periods indicated are not necessarily indicative of the results of the Company for a full year.

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

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Inventories consisted of the following:

	March 31, 2002	December 31, 2001
Raw materials and supplies	$2,651,000	$1,880,000
Work in process and finished goods	2,079,000	1,435,000
	$4,730,000	$3,315,000

Adoption of New Accounting Policies

Goodwill and Intangible Assets:

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets”.  SFAS 141 is effective for all business combinations completed after June 30, 2001.  SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142.  The Company adopted the provisions of SFAS 142 as of January 1, 2002 and had no acquisitions between July 1, 2001 and January 1, 2002.

As a result of adopting SFAS No. 141 and SFAS No. 142, the Company’s accounting policies for goodwill and intangible assets changed effective January 1, 2002 as described below:

Goodwill:

The Company recognizes the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed as goodwill.  The Company had no goodwill as of March 31, 2002 or December 31, 2001.  If goodwill is acquired in the future, it will be tested for impairment on an annual basis and between annual tests whenever there is an impairment indicated.  Impairment losses will be recognized whenever the implied fair value is less than the carrying value of the related asset.

Other Intangibles:

The Company recognizes an acquired intangible apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset, or liability.  An intangible other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite.  Impairment losses are recognized if the carrying amount of an intangible subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

Acquired intangible assets of the Company that have been determined to have a definite life and continue to be amortized as of March 31, 2002 are as follows:

	Gross Carrying Amount	Accumulated Amortization
Non-compete	$1,398,000	$(468,000)

The aggregate amortization expense for the three months ended March 31, 2002 was approximately $130,000.  The Predecessor had amortization expense of $500,000 during the period ended March 31, 2001.  The estimated amortization expense for the years ended December 31, 2002 through December 31, 2003 is as follows:

For the Years Ended December 31,
2002	$529,000
2003	529,000

Other New Pronouncements:

On January 1, 2002 the Company adopted SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets.  The adoption of SFAS 144 did not have a material effect on the Company’s financial statements.

In addition, the Company adopted Emerging Issues Task Force (EITF) Issue No. 00-25 Vendor Income Statement Characterization of Consideration to a Reseller on the Vendors Products, effective January 1, 2002.  The adoption of EITF Issue 00-25 did not have a material effect on the Company’s financial statements.

NOTE C — INCOME TAXES

Predecessor

The activity of the Operating Unit has been included in the income tax return of Michael Foods, Inc. for financial reporting purposes.  The Unit has been allocated a provision for income taxes in an amount generally equivalent to the provision that would have resulted had the Unit filed a separate income tax return.

Company

For income tax purposes the Company is a pass through entity, therefore, income taxes have not been reflected on the Company’s financial statements.

NOTE D — COMMITMENTS AND CONTINGENCIES

Litigation

The Company is engaged in routine litigation incidental to its business.  Management believes the ultimate outcome of this litigation will not have a material effect on the accompanying statements of financial position, liquidity or results of operations.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AS COMPARED TO PREDECESSOR’S THREE MONTHS ENDED MARCH 31, 2001

RESULTS OF OPERATIONS

Readers are directed to Note G - Business Segments for data on the unaudited financial results of our four business segments for the three months ended March 31, 2002 and for data on the unaudited financial results of the Predecessor’s four business segments for the three months ended March 31, 2001.

Net sales for the 2002 period were $278,429,000, an increase of 1% compared to the Predecessor’s net sales of $275,627,000 in the 2001 period. Net sales increased because of the factors discussed in the below divisional reviews, but were higher in the 2002 period due largely to unit sales growth in two divisions.

Egg Products Division net sales for the 2002 period reflected slightly decreased unit sales and slight deflation for industrial egg products, with the latter tied to weaker pricing in the national egg market. Unit sales rose for egg substitutes, hardcooked items and precooked products, and declined slightly for other products. Graded shell egg prices decreased approximately 5% compared to first quarter 2001 levels, as reported by Urner Barry Publications - a widely quoted industry pricing service. Related egg market decreases lowered the cost of purchased eggs slightly. Approximately two-thirds of the Division’s annual egg needs are purchased under contracts or in the spot market. A substantial majority of these eggs are priced according to the cost of grain inputs or to egg market prices as reported by Urner Barry. Approximately one-third of annual egg needs are sourced from internal flocks, where feed costs typically represent roughly two-thirds of the cost of producing such eggs. Feed costs were slightly higher in the 2002 period, compared to the 2001 period, due mainly to higher prices for corn. Overall, decreased egg costs in the 2002 period, as compared to the 2001 period, were generally met with flat egg products prices.  This resulted in higher margins for certain egg products, particularly egg substitutes, hardcooked products and dried products, and higher divisional margins in total.

Refrigerated Distribution Division net sales for the 2002 period reflected generally higher pricing, which more than offset slightly lower unit sales. Unit sales rose for butter and ethnic items, while cheese, margarine, and baked goods showed weaker unit sales. Unit sales trends reflected, in part, a change in national dairy market conditions year-over-year, with butterfat pricing significantly reduced.  This caused consumers to “trade-up” to butter from margarine, reversing the trend of twelve months prior. Regarding cheese unit sales, we believe a combination of weak economic conditions, the relative value of private label cheeses compared to branded cheeses, such as we sell, and store closures by certain retail customers all affected results. Margins declined in the key cheese category. A more rapid decline than expected in national cheese prices, as compared to our costs for inventoried cheese and the Division’s cheese ownership via hedging, caused margin compression.

Dairy Products Division net sales for the 2002 period reflected higher unit sales, due mainly to strong creamer and specialty cartoned product sales. Improved pricing for certain product categories also added to dollar sales growth. Excluding an insurance settlement of approximately $3,218,000 in the 2001 period, the divisional operating profit margin and dollars increased as a result of the strong volume growth, an improved sales mix, and more efficient plant operations.

Potato Products Division net sales for the 2002 period reflected unit sales increases in all product categories. Sales were particularly strong for retail items. New account activity, same-account sales growth and higher marketing spending levels all contributed to the sales gain. The operating profit increase in the 2002 period reflected improved operating costs and the impact of a favorable sales mix, with retail sales rising as a percent of the divisional total.

The increase in our gross profit margin for the 2002 period, as compared to the results of the Predecessor in the 2001 period, reflected the factors discussed above, particularly sales mix improvements, decreased raw material costs and improved processing yields. It is our strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products’ contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins in most periods.

Selling, general and administrative expenses increased as a percent of sales in the 2002, as compared to the results of the Predecessor in the 2001 period. This increased expense ratio reflected higher expenses to support retail and foodservice marketing efforts and broadened sales efforts, and for our centralized purchasing department. Separate from selling, general and administrative expenses in the 2001 period, the Predecessor recorded non-recurring expenses related to the Merger for financial, legal, advisory and regulatory filing fees.  These expenses of approximately $11.1 million are reflected in the Predecessor’s Consolidated Statements of Earnings as transaction expenses.

GENERAL

Certain of our products are sensitive to changes in commodity prices. Value-added egg products, such as extended shelf-life liquid and precooked products, account for approximately 60% of the Egg Products Division’s net sales. The remainder of Egg Products Division sales is derived from the sale of other egg products and shell eggs, which vary from being very commodity-sensitive to somewhat value-added. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Graded shell egg pricing in the 2002 period was approximately 5% below 2001 levels, as measured by a widely quoted pricing service, while feed costs rose slightly year-over-year. Gross profit margins for extended shelf-life liquid eggs, egg substitutes, and precooked and hardcooked egg products are less sensitive to commodity price fluctuations than are other egg products or shell eggs. Our Refrigerated Distribution Division derives approximately 75% of its net sales from refrigerated products produced by others, thereby reducing the effects of commodity price swings. The balance of refrigerated distribution sales are mainly from shell eggs, some of which are produced by the Egg Products Division, sold on a distribution, or non-commodity, basis.

The Dairy Products Division sells its products primarily on a cost-plus basis and, therefore, the Division’s earnings are not typically affected greatly by raw ingredient price fluctuations, except over short time periods.

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

Inflation is not expected to have a significant impact on our business. We have generally been able to offset the impact of inflation through a combination of productivity gains and price increases.

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

We invested $6,878,000 in capital expenditures during the three months ended March 31, 2002. The Predecessor invested $10,837,000 in capital expenditures during the three months ended March 31, 2001. We plan to spend approximately $42,000,000 on capital expenditures in 2002, the majority of which is to expand or update production capacity for value-added products.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) in the 2002 period were $35,845,000, an increase of 13% compared to the Predecessor’s EBITDA of $31,745,000 in the 2001 period. EBITDA increased because of the factors discussed in the above results of operations divisional reviews. Our management believes that EBITDA is a relevant measurement of our financial results, as it is indicative of the relative strength of our cash flows and is a key measurement contained in the financial covenants of our senior indebtedness. In addition, as a highly leveraged company, the holders of our debt have a significant interest in our cash flows. We compute EBITDA as it is defined in our senior credit agreement (see Exhibit 10.1 of our Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 18, 2001). This definition may not be comparable to that used by other companies reporting similar financial information.

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

We have a senior secured credit facility with numerous banks, other financial institutions and investment groups, which totaled $470,000,000 at the time of the Merger. At March 31, 2002, there were no borrowings under the $100,000,000 line of credit portion of this facility, while the term A portion therein approximated $84,200,000 and the term B portion approximated $253,800,000.

The senior credit facility contains various restrictive covenants. It prohibits us from prepaying other indebtedness, including the notes, and it requires us to maintain specified financial ratios, such as a minimum ratio of EBITDA to interest expense, a minimum fixed charge coverage ratio and a maximum ratio of total debt to EBITDA, and satisfy financial condition tests. In addition, the senior credit facility prohibits us from declaring or paying any dividends and prohibits us from making any payments with respect to the notes if we fail to perform our obligations under, or fail to meet the conditions of, the senior credit facility or if payment creates a default under the senior credit facility.

The indenture governing the notes, among other things, (a) restricts the ability of the issuer and its subsidiaries, including the guarantors of the notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, (b) prohibits certain restrictions on the ability of certain of the issuer’s subsidiaries, including the guarantors of the notes, to pay dividends or make certain payments to the issuer and (c) places restrictions on the ability of the issuer and its subsidiaries, including the guarantors of the notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the issuer. The indenture related to these notes and the senior credit facility also contain various covenants which limit our discretion in the operation of our businesses.

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

FORWARD-LOOKING STATEMENTS

Certain items in this Form 10-Q may be forward-looking statements, which are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to numerous risks and uncertainties, including variances in the demand for our products due to consumer developments and industry developments, as well as variances in the costs to produce such products, including normal volatility in egg, feed and dairy ingredients costs. Our actual financial results could differ materially from the results estimated by, forecasted by, or implied by us in such forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the three month period ended March 31, 2002.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                          Exhibits

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K, CONT.

(b)                         Reports on Form 8-K

We filed a Form 8-K on February 21, 2002 regarding a news release issued to our debtholders pertaining to our financial results for the three months ended December 31, 2001 and the pro forma financial results for the year ended December 31, 2001.

Subsequent to the reporting period herein, we filed a Form 8-K on April 26, 2002 regarding a news release issued to our debtholders pertaining to our financial results for the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL FOODS, INC.
(Registrant)

Date: May 13, 2002	By:	/s/ Gregg A. Ostrander
Gregg A. Ostrander
(Chairman, President and Chief Executive Officer)

Date: May 13, 2002	By:	/s/ John D. Reedy
John D. Reedy
(Executive Vice President, Treasurer, Chief Financial Officer and Principal Accounting Officer)