Form 10-Q
period 2002-06-30
MICHAEL FOODS INC /MN
filed 2002-08-13
CIK 768158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 333-63722

MICHAEL FOODS, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0498850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Carlson Parkway Suite 300 Minnetonka, MN	55305
(Address of principal executive offices)	(Zip code)

(952) 258-4000
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

ITEM 1.  FINANCIAL STATEMENTS

MICHAEL FOODS, INC.

(A WHOLLY-OWNED SUBSIDIARY OF M-FOODS HOLDINGS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS

CURRENT ASSETS
Cash and equivalents	$38,970,000	$27,660,000
Accounts receivable, less allowances	95,497,000	102,317,000
Inventories	82,050,000	78,941,000
Prepaid expenses and other	10,454,000	11,370,000
Total current assets	226,971,000	220,288,000

PROPERTY, PLANT AND EQUIPMENT-AT COST
Land	3,873,000	3,873,000
Buildings and improvements	99,480,000	99,561,000
Machinery and equipment	240,626,000	226,759,000
	343,979,000	330,193,000
Less accumulated depreciation	65,496,000	39,039,000
	278,483,000	291,154,000

OTHER ASSETS
Goodwill, net	341,021,000	341,021,000
Joint ventures and other assets	43,916,000	44,670,000
	384,937,000	385,691,000
	$890,391,000	$897,133,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$16,925,000	$12,962,000
Accounts payable	61,434,000	64,492,000
Accrued liabilities
Compensation	9,885,000	12,582,000
Insurance	9,045,000	8,191,000
Customer programs	22,762,000	21,996,000
Income taxes	11,382,000	9,853,000
Interest	10,448,000	10,619,000
Other	19,219,000	14,116,000
Total current liabilities	161,100,000	154,811,000

LONG-TERM DEBT, less current maturities	513,112,000	540,132,000
DEFERRED INCOME TAXES	48,975,000	48,725,000
COMMITMENTS AND CONTINGENCIES	—	—
NON-CONTROLLING INTEREST	475,000	475,000

SHAREHOLDERS’ EQUITY
Common stock	—	—
Additional paid-in capital	146,792,000	146,792,000
Retained earnings	22,490,000	9,815,000
Accumulated other comprehensive loss	(2,553,000)	(3,617,000)
	166,729,000	152,990,000
	$890,391,000	$897,133,000

See accompanying notes to condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A WHOLLY-OWNED SUBSIDIARY OF M-FOODS HOLDINGS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

Three Months Ended June 30,

(Unaudited)

	2002	2001
Net sales	$289,753,000	$295,109,000

Cost of sales	235,549,000	244,855,000

Gross profit	54,204,000	50,254,000

Selling, general and administrative expenses	29,826,000	30,294,000

Operating profit	24,378,000	19,960,000

Interest expense, net	12,332,000	16,241,000

Earnings before income taxes	12,046,000	3,719,000

Income tax expense	4,730,000	2,050,000

NET EARNINGS	$7,316,000	$1,669,000

See accompanying notes to condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A WHOLLY-OWNED SUBSIDIARY OF M-FOODS HOLDINGS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Company		Predecessor
	Six Months Ended June 30, 2002	Three Months Ended June 30, 2001	Three Months Ended March 31, 2001
Net sales	$568,182,000	$295,109,000	$275,627,000

Cost of sales	462,862,000	244,855,000	227,707,000

Gross profit	105,320,000	50,254,000	47,920,000

Selling, general and administrative expenses	59,449,000	30,294,000	27,376,000
Transaction expenses	—	—	11,050,000

Operating profit	45,871,000	19,960,000	9,494,000

Interest expense, net	24,996,000	16,241,000	3,293,000

Earnings before income taxes	20,875,000	3,719,000	6,201,000

Income tax expense	8,200,000	2,050,000	2,430,000
Earnings before extraordinary item	12,675,000	1,669,000	3,771,000

Extraordinary item - early extinguishment of debt, net of taxes	—	—	(9,424,000)

NET EARNINGS (LOSS)	$12,675,000	$1,669,000	$(5,653,000)

See accompanying notes to condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A WHOLLY-OWNED SUBSIDIARY OF M-FOODS HOLDINGS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Company		Predecessor
	Six Months Ended June 30, 2002	Three Months Ended June 30, 2001	Three Months Ended March 31, 2001

Net cash provided by operating activities	$48,233,000	$39,337,000	$14,016,000

Cash flows from investing activities:
Capital expenditures	(14,263,000)	(6,299,000)	(10,837,000)
Business acquisition	—	(626,925,000)	—
Investments in joint ventures and other assets	397,000	(486,000)	3,888,000

Net cash used in investing activities	(13,866,000)	(633,710,000)	(6,949,000)

Cash flows from financing activities:
Payments on notes payable	(5,000,000)	(46,450,000)	(52,000,000)
Proceeds from notes payable	—	29,500,000	45,500,000
Payments on long-term debt and other	(18,057,000)	(127,479,000)	(109,000)
Proceeds from long-term debt and other	—	570,000,000	—
Extension of stock options	—	—	310,000
Proceeds from issuance of common stock	—	174,800,000	546,000
Dividends	—	—	(1,465,000)
Net cash (used in) provided by financing activities	(23,057,000)	600,371,000	(7,218,000)

Net increase (decrease) in cash and equivalents	11,310,000	5,998,000	(151,000)

Cash and equivalents at beginning of period	27,660,000	4,270,000	4,421,000

Cash and equivalents at end of period	$38,970,000	$10,268,000	$4,270,000

See accompanying notes to condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A WHOLLY-OWNED SUBSIDIARY OF M-FOODS HOLDINGS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A - MERGER AGREEMENT

On April 10, 2001, Michael Foods, Inc. and its subsidiaries (“Michael Foods”, “Company”, “we”, “us”, “our”) was acquired in a transaction (the “Merger”) led by an investor group comprised of a management group led by Michael Foods’ Chairman, President and Chief Executive Officer, Gregg Ostrander, affiliates of Jeffrey Michael, a member of the Predecessor’s Board of Directors, and affiliates of two private equity investment firms, Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated, (collectively, “M-Foods Investors, LLC”). Under the terms of the Merger agreement, all outstanding shares of Michael Foods common stock were converted into the right to receive $30.10 per share in cash, or value equal thereto, and all outstanding stock options were converted into the right to receive, in cash, $30.10 per share reduced by the exercise price per share for all shares subject to such stock options. The purchase of the outstanding shares was financed through new equity financing of approximately $175,000,000, a senior secured credit facility of up to $470,000,000 at market-based variable interest rates (effective rate of approximately 6.8% as of June 30, 2002), and $200,000,000 of senior subordinated notes at an 11.75% annual interest rate. As a result of the Merger, the stock of pre-merger Michael Foods (“Predecessor”) is no longer publicly traded and, therefore, earnings per share calculations are no longer included for financial statement presentation.

Immediately after the close of the Merger, we contributed the assets of our Dairy division into two limited liability corporations, M-Foods Dairy, LLC and M-Foods Dairy TXCT, LLC (collectively, the “Dairy LLCs”) and in exchange received voting preferred and voting common units from these entities equal to the fair value of the net assets contributed, which collectively were approximately $35,800,000. The preferred units issued to us have an annual 10% preferred return guarantee and represent 100% of the preferred units issued and outstanding. In addition, we received 5% of the common units issued by the Dairy LLCs, with the common units held by the Company representing 100% of the voting common units issued and outstanding. These common units have a stated value of $25,000. The remaining 95% of the common units, which are non-voting, are owned by M-Foods Dairy Holdings, LLC, which is owned by the same owners or affiliates of such owners, in the same proportion, as the unit holders of M-Foods Investors, LLC. The common unit interests owned by M-Foods Dairy Holdings, LLC were issued in exchange for $475,000 and are reflected as non-controlling interest in the accompanying consolidated balance sheet as of June 30, 2002.

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

The following unaudited pro forma net sales and net earnings for the six months ended June 30, 2001 are derived from the application of pro forma adjustments to the Predecessor’s historical statement of earnings, and assumes the Merger had occurred on January 1, 2001.  The pro forma net earnings for the six months ended June 30, 2001 is also adjusted for goodwill amortization determined in accordance with the provisions of SFAS 142 (see Note C).  The net sales and net earnings for the six months ended June 30, 2002 represent actual results for the period.

	Six months ended
	June 30, 2002	June 30, 2001
Net sales	$568,182,000	$570,736,000
Net earnings before extraordinary item	12,675,000	6,975,000

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

We utilize, and the Predecessor utilized, a fiscal year consisting of either 52 or 53 weeks, ending on the Saturday nearest to December 31 each year. The quarters ended June 30, 2002 and 2001 each included thirteen weeks of operations. For clarity of presentation, the Company and Predecessor have described both periods presented as if the quarters ended on June 30th.

The accompanying unaudited financial statements and footnote information as of and for the three month period ended March 31, 2001 were prepared in accordance with Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) using the historical books and records of the Predecessor and reflect the historical cost basis of assets and liabilities of the Predecessor. The accompanying unaudited financial statements and footnote information of the Company as of and for the three month period ended June 30, 2001 and the three and six month periods ended June 30, 2002 have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the SEC using the new basis of assets and liabilities of the Company. In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations for the periods indicated. The historical financial results of the Company and Predecessor are not necessarily indicative of their results for a full year.

USE OF ESTIMATES

Preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

NOTE C - ADOPTION OF NEW ACCOUNTING POLICIES

Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets.  SFAS 141 is effective for all business combinations completed after June 30, 2001.  SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142.  We adopted the provisions of SFAS 142 as of January 1, 2002 and had no acquisitions between July 1, 2001 and January 1, 2002.

As a result of adopting SFAS No. 141 and SFAS No. 142, our accounting policies for goodwill and intangible assets changed effective January 1, 2002 as described below:

Goodwill and Intangible Assets with Indefinite Lives

We recognize the excess cost of an acquired entity over the net amount assigned to assets acquired, including intangible assets with indefinite lives, and liabilities assumed, as goodwill.  Goodwill and intangible assets with indefinite lives will be tested for impairment on an annual basis and between annual tests whenever there is an impairment indicated.  Impairment losses will be recognized whenever the implied fair value is less than the carrying value of the related asset.  Prior to January 1, 2002, goodwill and intangible assets with indefinite lives were amortized over 40 years.  Beginning January 1, 2002, goodwill and intangible assets with indefinite lives are no longer amortized.

Other Intangibles

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

During the first quarter of fiscal 2002, we completed the transitional impairment test of indefinite-lived intangible assets with no impairment indicated at January 1, 2002.  During the second quarter of fiscal 2002, we completed the transitional impairment test of goodwill and other intangibles with no impairment indicated at January 1, 2002.

Our carrying amount, net of accumulated amortization, for goodwill as of June 30, 2002 and December 31, 2001 was $341,021,000.  Each segment’s share of this goodwill at these dates was as follows:

Egg Products	$254,182,000
Refrigerated Distribution	35,560,000
Potato Products	49,516,000
Dairy Products	1,763,000

The carrying amounts, net of accumulated amortization, for other indefinite-lived intangible assets (trademarks) as of June 30, 2002 and December 31, 2001 was $13,406,000. The Predecessor had no indefinite-lived intangible assets.

The following table presents a reconciliation of net earnings (loss), as reported in the financial statements, to those amounts adjusted for goodwill and intangible amortization determined in accordance with the provisions of SFAS 142.

	Six months ended June 30, 2002	Three months ended June 30, 2001	Three months ended March 31, 2001
	(Company)		(Predecessor)
Reported net earnings (loss)	$12,675,000	$1,669,000	$(5,653,000)
Add back: goodwill amortization	—	2,191,000	885,000
Adjusted net earnings (loss)	$12,675,000	$3,860,000	$(4,768,000)

Our acquired intangible assets that have been determined to have a definite life and continue to be amortized as of June 30, 2002 are as follows:

	Gross Carrying Amount	Accumulated Amortization
Licenses and non-compete	$2,526,000	$(994,000)

The aggregate amortization expense for the six months ended June 30, 2002 was approximately $360,000 and $179,000 for the three months ended June 30, 2001.  The Predecessor had amortization expense of approximately $500,000 during the three months ended March 31, 2001.  The estimated amortization expense for the years ended December 31, 2002 through December 31, 2006 is as follows:

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

Inventories consisted of the following:

	June 30, 2002	December 31, 2001
Raw materials and supplies	$17,374,000	$15,347,000
Work in process and finished goods	45,004,000	43,027,000
Flocks	19,672,000	20,567,000
	$82,050,000	$78,941,000

NOTE E - COMMITMENTS AND CONTINGENCIES

Egg Procurement Contracts

We maintain egg procurement contracts with numerous cooperatives and egg producers throughout the Midwestern and Eastern United States, which supply approximately 50% of our egg requirements. These contracts vary in length from 18 to 72 months with prices primarily indexed to grain or Urner Barry market indices. No single egg supplier provides more than 10% of our egg requirements.

Patent Litigation

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

In 2000, the Predecessor settled litigation with one party related to the infringement of these patents and issued a sub-license to the infringing party granting them the right to manufacture and distribute extended shelf-life liquid whole egg product subject to royalties payable to us and the patent holder on all future product sold. In connection with this settlement, the patent holder received a lump sum payment for the past production and sale of the product and other matters related to the infringement. We are continuing to pursue litigation related to other parties who are infringing the product and process patents, including Sunny Fresh Foods, Inc., a subsidiary of Cargill, Inc.

Other Litigation

We are engaged in routine litigation incidental to our business. We believe the ultimate outcome of this litigation will not have a material effect on our consolidated financial position, liquidity or results of operations.

NOTE F - COMPREHENSIVE INCOME (LOSS)

The components and changes in accumulated other comprehensive loss (AOCL), net of taxes, during the six months ended June 30, 2002 were as follows:

	Cash Flow Hedges	Foreign Currency Translation	Total AOCL
COMPANY

Balance at January 1, 2002	$(3,556,000)	$(61,000)	$(3,617,000)
Foreign currency translation adjustment	—	1,326,000	1,326,000
Net unrealized change on cash flow hedges	(262,000)	—	(262,000)
Balance at June 30, 2002	$(3,818,000)	$1,265,000	$(2,553,000)

Balance at April 1, 2001	$—	$—	$—
Predecessor carry-over basis	(506,000)	(71,000)	(577,000)
Foreign currency translation adjustment	—	(27,000)	(27,000)
Net unrealized change on cash flow hedges	283,000	—	283,000
Less reclassification adjustments	92,000	—	92,000
Balance at June 30, 2001	$(131,000)	$(98,000)	$(229,000)

	Cash Flow Hedges	Foreign Currency Translation	Total AOCL
PREDECESSOR

Balance at January 1, 2001	$—	$(1,317,000)	$(1,317,000)
Foreign currency translation adjustment	—	(47,000)	(47,000)
Translation loss realized on termination of joint venture	—	1,135,000	1,135,000
Transition adjustment	775,000	—	775,000
Net unrealized change on cash flow hedges	(2,651,000)	—	(2,651,000)
Less reclassification adjustments	244,000	—	244,000
Balance at March 31, 2001	$(1,632,000)	$(229,000)	$(1,861,000)

Comprehensive income (loss), net of taxes, for the six months ended June 30, 2002 and for the three months ended June 30, 2001 and for the predecessor’s three months ended March 31, 2001 was as follows:

COMPANY
Net income for the six months ended June 30, 2002		$12,675,000
Net gains (loss) arising during the period from cash flow hedges:
Net unrealized derivative losses during period	(262,000)
Foreign currency translation adjustment	1,326,000

Other comprehensive income		1,064,000

Comprehensive income for the six months ended June 30, 2002		$13,739,000

Net income for the three months ended June 30, 2001		$1,669,000
Net gains (losses) arising during the period from cash flow hedges:
Net unrealized derivative losses during period	283,000
Reclassification adjustment	92,000
Foreign currency translation adjustment	(27,000)

Other comprehensive income		348,000

Comprehensive income for the three months ended June 30, 2001		$2,017,000

PREDECESSOR
Net loss for the three months ended March 31, 2001		$(5,653,000)
Net gains (losses) arising during the period from cash flow hedges:
Net derivative transition gain	775,000
Net unrealized derivative losses during period	(2,651,000)
Reclassification adjustment	244,000
Foreign currency translation adjustment	(47,000)
Foreign currency loss realized	1,135,000

Other comprehensive loss		(544,000)

Comprehensive loss for the three months ended March 31, 2001		$(6,197,000)

NOTE G - BUSINESS SEGMENTS

We operate in four reportable segments - Egg Products, Refrigerated Distribution, Dairy Products and Potato Products. The Merger, as more fully described in Note A, did not have an impact on our segment classification or the interaction between the segments. Certain financial information on our operating segments, and the Predecessor’s, is as follows (unaudited, in thousands):

	Company
	Egg Products	Refrigerated Distribution	Dairy Products	Potato Products	Corporate	Total
THREE MONTHS ENDED JUNE 30, 2002:
External net sales	$161,888	$57,202	$53,122	$17,541	N/A	$289,753
Intersegment sales	1,728	—	—	731	N/A	2,459
Operating profit (loss)	18,002	2,265	3,778	2,117	(1,784)	24,378
Depreciation and amortization	10,877	546	1,166	1,165	10	13,764

THREE MONTHS ENDED JUNE 30, 2001:
External net sales	$162,582	$64,431	$51,821	$16,275	N/A	$295,109
Intersegment sales	2,862	1	—	845	N/A	3,708
Operating profit (loss)	15,530	2,235	1,999	1,559	(1,363)	19,960
Depreciation and amortization	12,380	642	1,010	1,561	10	15,603

SIX MONTHS ENDED JUNE 30, 2002:
External net sales	$317,074	$120,208	$96,302	$34,598	N/A	$568,182
Intersegment sales	5,773	—	—	1,623	N/A	7,396
Operating profit (loss)	34,994	4,558	5,609	4,431	(3,721)	45,871
Depreciation and amortization	21,755	983	2,206	2,329	20	27,293

	Predecessor
THREE MONTHS ENDED MARCH 31, 2001:
External net sales	$163,529	$61,185	$35,328	$15,585	N/A	$275,627
Intersegment sales	4,246	—	—	1,003	N/A	5,249
Operating profit (loss)	12,915	3,639	3,958	1,688	(12,706)	9,494
Depreciation and amortization	9,611	339	1,274	1,278	33	12,535

NOTE H - SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our revolving line of credit, A and B term loans and senior subordinated notes have been guaranteed, on a joint and several basis, by us and our domestic subsidiaries. The revolving line of credit and A and B term loans are also guaranteed by our parent, M-Foods Holdings, Inc.

The following condensed consolidating financial information presents our consolidated balance sheet as of June 30, 2002 and December 31, 2001, the statements of earnings for the three and six months ended June 30, 2002, and the statements of cash flows for the six months ended June 30, 2002; and the Predecessor’s consolidated statements of earnings and cash flows for the three months ended March 31, 2001. These financial statements reflect Michael Foods, Inc. (the parent), the wholly owned guarantor subsidiaries (on a combined basis), the non-wholly owned guarantor subsidiaries, and elimination entries necessary to combine such entities on a consolidated basis. Included elsewhere in this Form 10-Q are the unaudited financial statements of the non-wholly owned guarantor subsidiaries.

COMPANY

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

JUNE 30, 2002

(in thousands)

	PARENT	WHOLLY OWNED GUARANTOR SUBSIDIARIES	NON-WHOLLY OWNED GUARANTOR SUBSIDIARIES		ELIMINATIONS	CONSOLIDATED
			M-FOODS DAIRY, LLC	M-FOODS DAIRY TXCT, LLC
ASSETS
Current Assets:
Cash and equivalents	$42,314	$(3,344)	$—	$—	$—	$38,970
Accounts receivable, less allowances	242	81,003	8,390	7,220	(1,358)	95,497
Inventories	—	72,845	4,557	4,648	—	82,050
Notes receivable - related party	—	2,437	—	—	(2,437)	—
Prepaid expenses and other	345	9,661	339	109	—	10,454
Total current assets	42,901	162,602	13,286	11,977	(3,795)	226,971
Property, Plant and Equipment - net	59	249,112	17,844	11,468	—	278,483
Other assets:
Goodwill, net	—	339,258	1,763	—	—	341,021
Preferred return receivable for subs	—	12,676	—	—	(12,676)	—
Joint ventures and other assets	18,103	24,858	162	793	—	43,916
Investment in subsidiaries	625,800	—	—	—	(625,800)	—
	643,903	376,792	1,925	793	(638,476)	384,937
	$686,863	$788,506	$33,055	$24,238	$(642,271)	$890,391

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$14,283	$242	$—	$2,400	$—	$16,925
Accounts payable	82	52,829	4,142	5,739	(1,358)	61,434
Notes payable - related party	—	—	685	1,844	(2,529)	—
Accrued liabilities	34,995	44,119	2,606	929	92	82,741
Total current liabilities	49,360	97,190	7,433	10,912	(3,795)	161,100
Long-term debt, less current maturities	472,932	40,180	—	—	—	513,112
Deferred income taxes	(2,633)	51,608	—	—	—	48,975
Preferred shareholder return payable	—	—	11,500	1,176	(12,676)	—
Non-controlling interest	475	—	—	—	—	475
Total liabilities	520,134	188,978	18,933	12,088	(16,471)	723,662
Shareholders’ Equity	166,729	599,528	14,122	12,150	(625,800)	166,729
	$686,863	$788,506	$33,055	$24,238	$(642,271)	$890,391

COMPANY

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2001

(in thousands)

	PARENT	WHOLLY OWNED GUARANTOR SUBSIDIARIES	NON-WHOLLY OWNED GUARANTOR SUBSIDIARIES		ELIMINATIONS	CONSOLIDATED
			M-FOODS DAIRY, LLC	M-FOODS DAIRY TXCT, LLC
Assets
Current Assets
Cash and equivalents	$33,947	$(6,287)	$—	$—	$—	$27,660
Accounts receivable, net	223	91,744	6,535	5,765	(1,950)	102,317
Inventories	—	72,034	3,592	3,315	—	78,941
Prepaid expenses and other	972	9,850	496	52	—	11,370
Total current assets	35,142	167,341	10,623	9,132	(1,950)	220,288
Property, Plant and Equipment - net	78	263,893	15,657	11,526	—	291,154
Other assets:
Goodwill, net	—	339,258	1,763	—	—	341,021
Joint ventures and other assets	19,521	24,091	—	1,058	—	44,670
Preferred unit holder return receivable.	—	8,188	—	—	(8,188)	—
Investment in subsidiaries	675,556	—	—	—	(675,556)	—
	695,077	371,537	1,763	1,058	(683,744)	385,691
Total assets	$730,297	$802,771	$28,043	$21,716	$(685,694)	$897,133

Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of long-term debt	$10,255	$307	$—	$2,400	$—	$12,962
Accounts payable	265	60,223	2,612	3,342	(1,950)	64,492
Accrued liabilities	30,210	44,020	2,151	976	—	77,357
Total current liabilities	40,730	104,550	4,763	6,718	(1,950)	154,811
Long-term debt, less current maturities	537,395	337	—	2,400	—	540,132
Deferred income taxes	(1,293)	50,018	—	—	—	48,725
Total liabilities	576,832	154,905	4,763	9,118	(1,950)	743,668
Non-controlling interest	475	—	—	—	—	475
Preferred unit holder return payable	—	—	7,500	688	(8,188)	—
Shareholders’ Equity	152,990	647,866	15,780	11,910	(675,556)	152,990
Total liabilities and shareholders’ equity	$730,297	$802,771	$28,043	$21,716	$(685,694)	$897,133

COMPANY

UNAUDITED CONDENSED CONSOLIDATING EARNINGS STATEMENTS

THREE MONTHS ENDED JUNE 30, 2002

(in thousands)

	PARENT	WHOLLY OWNED GUARANTOR SUBSIDIARIES	NON-WHOLLY OWNED GUARANTOR SUBSIDIARIES		ELIMINATIONS	CONSOLIDATED
			M-FOODS DAIRY, LLC	M-FOODS DAIRY TXCT, LLC
Net sales	$—	$239,090	$27,975	$25,147	$(2,459)	$289,753
Cost of sales	—	190,879	24,277	22,852	(2,459)	235,549
Gross profit	—	48,211	3,698	2,295	—	54,204
Selling, general and administrative expenses	1,784	26,802	1,442	976	(1,178)	29,826
Operating profit (loss)	(1,784)	21,409	2,256	1,319	1,178	24,378
Interest expense, net	11,500	773	35	24	—	12,332
Other income	1,178	—	—	—	(1,178)	—
Earnings (loss) before equity in earnings of subsidiaries and income taxes	(12,106)	20,636	2,221	1,295	—	12,046
Equity in earnings of subsidiary	14,682	3,516	(2,221)	(1,295)	(14,682)	—
Earnings before income taxes	2,576	24,152	—	—	(14,682)	12,046
Income tax expense (benefit)	(4,740)	9,470	—	—	—	4,730
NET EARNINGS (LOSS)	7,316	14,682	—	—	(14,682)	7,316
Other comprehensive income (loss):
Change in foreign currency translation	—	1,315	—	—	—	1,315
Change in cash flow hedges	(2,499)	1,350	—	—	—	(1,149)
Comprehensive income (loss)	$4,817	$17,347	$—	$—	$(14,682)	$7,482

COMPANY

UNAUDITED CONDENSED CONSOLIDATING EARNINGS STATEMENTS

THREE MONTHS ENDED JUNE 30, 2001

(in thousands)

	PARENT	WHOLLY OWNED GUARANTOR SUBSIDIARIES	NON-WHOLLY OWNED GUARANTOR SUBSIDIARIES		ELIMINATIONS	CONSOLIDATED
			M-FOODS DAIRY, LLC	M-FOODS DAIRY TXCT, LLC
Net sales	$—	$246,996	$22,942	$28,879	$(3,708)	$295,109
Cost of sales	—	200,876	20,128	27,559	(3,708)	244,855
Gross profit	—	46,120	2,814	1,320	—	50,254
Selling, general and administrative expenses	1,363	27,852	965	1,405	(1,291)	30,294
Operating profit (loss)	(1,363)	18,268	1,849	(85)	1,291	19,960
Interest expense, net	16,247	100	(53)	(53)	—	16,241
Other income	1,291	—	—	—	(1,291)	—
Earnings (loss) before equity in earnings of subsidiaries and income taxes	(16,319)	18,168	1,902	(32)	—	3,719
Equity in earnings of subsidiary	9,013	1,870	(1,902)	32	(9,013)	—
Earnings before income taxes	(7,306)	20,038	—	—	(9,013)	3,719
Income tax expense (benefit)	(8,975)	11,025	—	—	—	2,050
NET EARNINGS (LOSS)	1,669	9,013	—	—	(9,013)	1,669
Other comprehensive income (loss):
Change in foreign currency translation	—	(27)	—	—	—	(27)
Change in cash flow hedges	—	375	—	—	—	375
Comprehensive income (loss)	$1,669	$9,361	$—	$—	$(9,013)	$2,017

COMPANY

UNAUDITED CONDENSED CONSOLIDATING EARNINGS STATEMENTS

SIX MONTHS ENDED JUNE 30, 2002

(in thousands)

	PARENT	WHOLLY OWNED GUARANTOR SUBSIDIARIES	NON-WHOLLY OWNED GUARANTOR SUBSIDIARIES		ELIMINATIONS	CONSOLIDATED
			M-FOODS DAIRY, LLC	M-FOODS DAIRY TXCT, LLC
Net sales	$—	$479,276	$51,825	$44,477	$(7,396)	$568,182
Cost of sales	—	384,014	44,905	41,339	(7,396)	462,862
Gross profit	—	95,262	6,920	3,138	—	105,320
Selling, general and administrative expenses	3,721	53,261	2,857	1,994	(2,384)	59,449
Operating profit (loss)	(3,721)	42,001	4,063	1,144	2,384	45,871
Interest expense, net	23,300	1,604	63	29	—	24,996
Other income	2,384	—	—	—	(2,384)	—
Earnings (loss) before equity in earnings of subsidiaries and income taxes	(24,637)	40,397	4,000	1,115	—	20,875
Equity in earnings of subsidiary	27,662	5,115	(4,000)	(1,115)	(27,662)	—
Earnings before income taxes	3,025	45,512	—	—	(27,662)	20,875
Income tax expense (benefit)	(9,650)	17,850	—	—	—	8,200
NET EARNINGS (LOSS)	12,675	27,662	—	—	(27,662)	12,675
Other comprehensive income (loss):
Change in foreign currency translation	—	1,326	—	—	—	1,326
Change in cash flow hedges	(2,707)	2,445	—	—	—	(262)
Comprehensive income (loss)	$9,968	$31,433	$—	$—	$(27,662)	$13,739

PREDECESSOR

UNAUDITED CONDENSED CONSOLIDATING EARNINGS STATEMENTS

THREE MONTHS ENDED MARCH 31, 2001

(in thousands)

	PARENT	WHOLLY OWNED GUARANTOR SUBSIDIARIES	NON-WHOLLY OWNED GUARANTOR SUBSIDIARIES		ELIMINATIONS	CONSOLIDATED
			M-FOODS DAIRY, LLC	M-FOODS DAIRY TXCT, LLC
Net sales	$—	$245,548	$17,684	$17,644	$(5,249)	$275,627
Cost of sales	—	200,854	14,994	17,108	(5,249)	227,707
Gross profit	—	44,694	2,690	536	—	47,920
Selling, general and administrative expenses	1,656	27,720	1,027	1,712	(1,522)	30,593
Recall insurance settlement	—	—	(3,217)	—	—	(3,217)
Transaction costs	11,050	—	—	—	—	11,050
Operating profit (loss)	(12,706)	16,974	4,880	(1,176)	1,522	9,494
Interest (income) expense, net	3,308	(14)	(1)	—	—	3,293
Other income	1,522	—	—	—	(1,522)	—
Earnings (loss) before equity in earnings of subsidiaries, income taxes, and extraordinary item	(14,492)	16,988	4,881	(1,176)	—	6,201
Equity in earnings of subsidiaries	12,573	—	—	—	(12,573)	—
Earnings (loss) before income taxes and extraordinary item	(1,919)	16,988	4,881	(1,176)	(12,573)	6,201
Income tax expense (benefit)	(5,690)	6,649	1,918	(447)	—	2,430
Earnings (loss) before extraordinary item	3,771	10,339	2,963	(729)	(12,573)	3,771
Extraordinary item - early extinguishment of debt, net of taxes	(9,424)	—	—	—	—	(9,424)
NET EARNINGS (LOSS)	(5,653)	10,339	2,963	(729)	(12,573)	(5,653)
Other comprehensive income (loss):
Change in foreign currency translation	—	1,088	—	—	—	1,088
Change in cash flow hedges	—	(1,632)	—	—	—	(1,632)
Comprehensive income (loss)	$(5,653)	$9,795	$2,963	$(729)	$(12,573)	$(6,197)

COMPANY

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2002

(in thousands)

	PARENT	WHOLLY OWNED GUARANTOR SUBSIDIARIES	NON-WHOLLY OWNED GUARANTOR SUBSIDIARIES		CONSOLIDATED
			M-FOODS DAIRY, LLC	M-FOODS DAIRY TXCT, LLC
Net cash provided by operating activities	$15,431	$24,125	$4,943	$3,734	$48,233
Cash flows from investing activities:
Capital expenditures	—	(10,192)	(3,124)	(947)	(14,263)
Investments in joint ventures and other assets	(156)	714	(161)	—	397

Net cash used in investing activities	(156)	(9,478)	(3,285)	(947)	(13,866)

Cash flows from financing activities:
Payments on notes payable	(5,000)	—	—	—	(5,000)
Payments on long-term debt	(15,507)	(150)	—	(2,400)	(18,057)
Investment in subsidiaries	13,599	(11,554)	(1,658)	(387)	—
Net cash used in financing activities	(6,908)	(11,704)	(1,658)	(2,787)	(23,057)
Net increase in cash and equivalents	8,367	2,943	—	—	11,310
Cash and equivalents at beginning of period	33,947	(6,287)	—	—	27,660
Cash and equivalents at end of period	$42,314	$(3,344)	$—	$—	$38,970

COMPANY

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JUNE 30, 2001

(in thousands)

	PARENT	WHOLLY OWNED GUARANTOR SUBSIDIARIES	NON-WHOLLY OWNED GUARANTOR SUBSIDIARIES		CONSOLIDATED
			M-FOODS DAIRY, LLC	M-FOODS DAIRY TXCT, LLC
Net cash provided by operating activities	$11,625	$22,884	$1,136	$3,692	$39,337
Cash flows from investing activities:
Capital expenditures	(9)	(3,855)	(1,143)	(1,292)	(6,299)
Business acquisition	(626,925)	—	—	—	(626,925)
Investments in joint ventures and other assets	(244)	(242)	—	—	(486)

Net cash used in investing activities	(627,178)	(4,097)	(1,143)	(1,292)	(633,710)

Cash flows from financing activities:
Payments on notes payable	(46,450)	—	—	—	(46,450)
Proceeds on notes payable	29,500	—	—	—	29,500
Payments on long-term debt	(125,000)	(79)	—	(2,400)	(127,479)
Proceeds from long-term debt	570,000	—	—	—	570,000
Proceeds from issuance of stock	174,800	—	—	—	174,800
Investment in subsidiaries	20,848	(20,848)	—	—	—
Net cash provided by (used in) financing activities	623,698	(20,927)	—	(2,400)	600,371
Net increase (decrease) in cash and equivalents	8,145	(2,140)	(7)	—	5,998
Cash and equivalents at beginning of period	4,327	(64)	7	—	4,270
Cash and equivalents at end of period	$12,472	$(2,204)	$—	$—	$10,268

PREDECESSOR

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2001

(in thousands)

	PARENT	WHOLLY OWNED GUARANTOR SUBSIDIARIES	NON-WHOLLY OWNED GUARANTOR SUBSIDIARIES		CONSOLIDATED
			M-FOODS DAIRY, LLC	M-FOODS DAIRY TXCT, LLC
Net cash provided by (used in) operating activities	$12,000	$4,487	$(2,440)	$(31)	$14,016
Cash flows from investing activities:
Capital expenditures	—	(4,923)	(3,664)	(2,250)	(10,837)
Investments in joint ventures and other assets	434	3,454	—	—	3,888
Net cash provided by (used in) investing activities	434	(1,469)	(3,664)	(2,250)	(6,949)
Cash flows from financing activities:
Payments on notes payable	(52,000)	—	—	—	(52,000)
Proceeds on notes payable	45,500	—	—	—	45,500
Payments on long-term debt	—	(109)	—	—	(109)
Proceeds from issuance of stock	546	—	—	—	546
Extension of stock options	310	—	—	—	310
Dividends	(1,465)	—	—	—	(1,465)
Investment in subsidiaries	(9,785)	1,393	6,111	2,281	—
Net cash provided by (used in) financing activities	(16,894)	1,284	6,111	2,281	(7,218)
Net increase (decrease) in cash and equivalents	(4,460)	4,302	7	—	(151)
Cash and equivalents at beginning of period	8,787	(4,366)	—	—	4,421
Cash and equivalents at end of period	$4,327	$(64)	$7	$—	$4,270

M-FOODS DAIRY, LLC

(A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)

INDEX TO FINANCIAL STATEMENTS

Balance Sheets
Statements of Earnings
Statements of Cash Flows
Notes to Financial Statements

M-FOODS DAIRY, LLC

(A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)

BALANCE SHEETS

(unaudited, in thousands)

	JUNE 30, 2002	DECEMBER 31, 2001
ASSETS
CURRENT ASSETS
Accounts receivable, less allowances	$8,390	$6,535
Inventories	4,557	3,592
Prepaid expenses and other	339	496
Total current assets	13,286	10,623
PROPERTY, PLANT AND EQUIPMENT - AT COST
Land	855	855
Buildings and improvements	4,209	3,999
Machinery and equipment	14,965	12,051
	20,029	16,905
Less accumulated depreciation	2,185	1,248
	17,844	15,657
OTHER ASSETS
Goodwill, net	1,763	1,763
Other assets	162	—
	1,925	1,763
	$33,055	$28,043

LIABILITIES AND UNIT HOLDER AND OPERATING UNIT EQUITY
CURRENT LIABILITIES
Accounts payable	$4,142	$2,612
Note payable - related party	685	—
Accrued liabilities:
Compensation	545	688
Insurance	128	124
Customer programs	783	836
Other	1,150	503
Total current liabilities	7,433	4,763
COMMITMENTS AND CONTINGENCIES	—	—
PREFERRED UNIT HOLDER RETURN PAYABLE	11,500	7,500
UNIT HOLDER AND OPERATING UNIT EQUITY	14,122	15,780
	$33,055	$28,043

The accompanying notes are an integral part of these statements.

M-FOODS DAIRY, LLC

(A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)

STATEMENTS OF EARNINGS

FOR THE THREE MONTHS ENDED JUNE 30,

(unaudited, in thousands)

	2002	2001
Net sales	$27,975	$22,942

Cost of sales	24,277	20,128

Gross profit	3,698	2,814

Selling, general and administrative expenses	1,442	965

Operating profit	2,256	1,849

Other income (expense)	(35)	53

Earnings before income taxes	2,221	1,902
Income tax expense	—	—

NET EARNINGS	$2,221	$1,902

The accompanying notes are an integral part of these statements.

M-FOODS DAIRY, LLC

(A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)

STATEMENTS OF EARNINGS

(unaudited, in thousands)

	Company		Predecessor
	Six Months Ended June 30, 2002	Three Months Ended June 30, 2001	Three Months Ended March 31, 2001
Net sales	$51,825	$22,942	$17,684

Cost of sales	44,905	20,128	14,994

Gross profit	6,920	2,814	2,690

Selling, general and administrative expenses	2,857	965	1,027
Recall insurance settlement	—	—	(3,217)

Operating profit	4,063	1,849	4,880

Other income (expense)	(63)	53	1

Earnings before income taxes	4,000	1,902	4,881

Income tax expense	—	—	1,918

NET EARNINGS	$4,000	$1,902	$2,963

See accompanying notes to condensed consolidated financial statements.

M-FOODS DAIRY, LLC

(A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)

STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Company		Predecessor
	Six Months Ended June 30, 2002	Three Months Ended June 30, 2001	Three Months Ended March 31, 2001
Net cash provided by (used in) operating activities	$4,943	$1,136	$(2,440)

Cash flows from investing activities:
Capital expenditures	(3,124)	(1,143)	(3,664)
Investments in joint ventures and other assets	(161)	—	—

Net cash used in investing activities	(3,285)	(1,143)	(3,664)

Cash flows from financing activities:
Net additional capital invested or (dividends paid)	(1,658)	—	6,111
Net cash provided by (used in) financing activities	(1,658)	—	6,111

Net increase (decrease) in cash and equivalents	—	(7)	7

Cash and equivalents at beginning of period	—	7	—

Cash and equivalents at end of period	$—	$—	$7

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

Merger

On April 10, 2001, Michael Foods, Inc. and its subsidiaries (“Michael Foods”) was acquired in a transaction (the “Merger”) led by an investor group comprised of a management group led by Michael Foods’ Chairman, President and Chief Executive Officer, Gregg Ostrander, affiliates of Jeffrey Michael, a member of the Predecessor Board of Directors, and affiliates of two private equity investment firms, Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated, collectively, M-Foods Investors, LLC.  Under the terms of the Merger agreement, all outstanding shares of Michael Foods common stock were converted into the right to receive $30.10 per share in cash, or value equal thereto, and all outstanding stock options were converted into the right to receive, in cash, $30.10 per share reduced by the exercise price per share for all shares subject to such stock options.  The purchase of the outstanding shares was financed through new equity financing of approximately $175,000,000, a senior secured credit facility of up to $470,000,000 at market-based variable interest rates (effective rate of approximately 6.8% as of June 30, 2002), and $200,000,000 of senior subordinated notes at an 11.75% annual interest rate.

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

The following unaudited pro forma net sales and net earnings for the six months ended June 30, 2001 include results for the three months ended March 31, 2001, which were derived from the application of pro forma adjustments to the Predecessor’s historical statement of earnings, and assumes the Merger had occurred on January 1, 2001.  The pro forma net earnings for the six months ended June 30, 2001 are also adjusted for goodwill amortization determined in accordance with the provisions of SFAS 142 (see Note B).  The net sales and net earnings for the six months ended June 30, 2002 represent actual results for the period.

	Six months ended
	June 30, 2002	June 30, 2001
Net sales	$51,825,000	$40,626,000
Net earnings	4,000,000	4,910,000

NOTE B  — BASIS OF PRESENTATION

The Predecessor Statements of Earnings and Cash Flows for the three months ended March 31, 2001 have been prepared from the historical books and records of Michael Foods.  The respective Statements of Earnings include an allocation of general and administrative costs incurred by Michael Foods and allocations from this Operating Unit to the other Dairy LLC operating unit, M-Foods Dairy TXCT, LLC.  The accompanying Company unaudited financial statements and footnote information as of and for the six month period ended June 30, 2002, and as of December 31, 2001, have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the SEC using the adjusted cost basis of assets and liabilities of the Company.  In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations and cash flows for the periods indicated.  The Unit’s financial statements include an allocation for general and administrative costs incurred by Michael Foods.  Management believes its allocations to these Operating Unit financial statements are reasonable.  Additionally, Operating Unit equity includes the cumulative net advances between the Operating Unit and Michael Foods, which are considered additional capital invested from or, constructive dividends to, Michael Foods.  Accordingly, the accompanying financial statements may not necessarily be indicative of the results that could have been obtained if the Operating Unit had been operated as a stand-alone entity.  The historical results of the Company and Predecessor for the periods indicated are not necessarily indicative of the results of the Company for a full year.

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

NOTE C — INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Inventories consisted of the following:

	June 30, 2002	December 31, 2001
Raw materials and supplies	$2,430,000	$1,625,000
Work in process and finished goods	2,127,000	1,967,000
	$4,557,000	$3,592,000

NOYE D — ADOPTION OF NEW ACCOUNTING POLICIES

Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets.  SFAS 141 is effective for all business combinations completed after June 30, 2001.  SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142.  The Company adopted the provisions of SFAS 142 as of January 1, 2002 and had no acquisitions between July 1, 2001 and January 1, 2002.

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

During the second quarter of fiscal 2002, the Company completed the transitional impairment test of goodwill with no impairment indicated at January 1, 2002.

The Company’s carrying amount, net of accumulated amortization, for goodwill as of June 30, 2002 and December 31, 2001 was $1,763,000.

The following table presents a reconciliation of net earnings, as reported in the financial statements, to those amounts adjusted for goodwill as determined in accordance with the provisions of SFAS 142.

	Six months ended June 30, 2002	Three months ended June 30, 2001	Three months ended March 31, 2001
	(Company)		(Predecessor)

Reported net earnings	$4,000,000	$1,902,000	$2,963,000
Add back: goodwill amortization	—	28,000	26,000
Adjusted net earnings	$4,000,000	$1,930,000	$2,989,000

Other New Pronouncements

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

NOTE E — SETTLEMENT OF RECALL INSURANCE CLAIM

During the three months ended March 31, 2001, the Unit settled its insurance claim related to a product recall, which occurred in early 1999.  The settlement reimbursed the Unit for recall related costs incurred, as well as a partial reimbursement for lost business as a result of the recall.

NOTE F — INCOME TAXES

Predecessor

The activity of the Operating Unit has been included in the income tax return of Michael Foods, Inc. for financial reporting purposes.  The Unit has been allocated a provision for income taxes in an amount generally equivalent to the provision that would have resulted had the Unit filed a separate income tax return.

Company

For income tax purposes the Company is a pass-through entity.  Therefore, income taxes have not been reflected on the Company’s financial statements.

NOTE G — COMMITMENTS AND CONTINGENCIES

Litigation

The Company is engaged in routine litigation incidental to its business.  Management believes the ultimate outcome of this litigation will not have a material effect on the Unit’s financial position, liquidity or results of operations.

M-FOODS DAIRY TXCT, LLC

(A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)

INDEX TO FINANCIAL STATEMENTS

Balance Sheets
Statements of Earnings
Statements of Cash Flows
Notes to Financial Statements

M-FOODS DAIRY TXCT, LLC

(A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)

BALANCE SHEETS

(unaudited, in thousands)

	JUNE 30, 2002	DECEMBER 31, 2001
ASSETS
CURRENT ASSETS
Accounts receivable, less allowances	$7,220	$5,765
Inventories	4,648	3,315
Prepaid expenses and other	109	52
Total current assets	11,977	9,132
PROPERTY, PLANT AND EQUIPMENT— AT COST
Leasehold improvements	3,023	3,023
Machinery and equipment	10,945	9,997
	13,968	13,020
Less accumulated depreciation	2,500	1,494
	11,468	11,526
OTHER ASSETS
Non-compete agreement, net	793	1,058
	$24,238	$21,716
LIABILITIES AND UNIT HOLDER AND OPERATING UNIT EQUITY
CURRENT LIABILITIES
Current maturities of non-compete commitment	$2,400	$2,400
Accounts payable	5,739	3,342
Note payable — related party	1,844	—
Accrued liabilities:
Compensation	242	292
Insurance	93	37
Customer programs	117	200
Other	477	447
Total current liabilities	10,912	6,718
NON-COMPETE COMMITMENT, less current maturities	—	2,400
COMMITMENTS AND CONTINGENCIES	—	—
PREFERRED UNIT HOLDER RETURN PAYABLE	1,176	688
UNIT HOLDER AND OPERATING UNIT EQUITY	12,150	11,910
	$24,238	$21,716

The accompanying notes are an integral part of these statements.

M-FOODS DAIRY TXCT, LLC

(A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)

STATEMENTS OF EARNINGS

FOR THE THREE MONTHS ENDED JUNE 30,

(unaudited, in thousands)

	2002	2001
Net sales	$25,147	$28,879

Cost of sales	22,852	27,559

Gross profit	2,295	1,320

Selling, general and administrative expenses	976	1,405

Operating profit (loss)	1,319	(85)

Other income (expense)	(24)	53

Earnings (loss) before income taxes	1,295	(32)
Income tax benefit	—	—

NET EARNINGS (LOSS)	$1,295	$(32)

The accompanying notes are an integral part of these statements.

M-FOODS DAIRY TXCT, LLC

(A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)

STATEMENTS OF EARNINGS

 (unaudited, in thousands)

	Company		Predecessor
	Six Months Ended June 30, 2002	Three Months Ended June 30, 2001	Three Months Ended March 31, 2001
Net sales	$44,477	$28,879	$17,644

Cost of sales	41,339	27,559	17,108

Gross profit	3,138	1,320	536

Selling, general and administrative expenses	1,994	1,405	1,712

Operating profit (loss)	1,144	(85)	(1,176)

Other income (expense)	(29)	53	—

Earnings (loss) before income taxes	1,115	(32)	(1,176)

Income tax expense	—	—	(447)

NET EARNINGS (LOSS)	$1,115	$(32)	$(729)

M-FOODS DAIRY TXCT, LLC

(A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)

STATEMENTS OF CASH FLOWS

 (unaudited, in thousands)

	Company		Predecessor
	Six Months Ended June 30, 2002	Three Months Ended June 30, 2001	Three Months Ended March 31, 2001
Net cash provided by (used in) operating activities	$3,734	$3,692	$(31)

Cash flows from investing activities:
Capital expenditures	(947)	(1,292)	(2,250)

Net cash used in investing activities	(947)	(1,292)	(2,250)

Cash flows from financing activities:
Payments on long-term debt	(2,400)	(2,400)	—
Net additional capital invested or (dividends paid)	(387)	—	2,281
Net cash provided by (used in) by financing activities	(2,787)	(2,400)	2,281

Net increase (decrease) in cash and equivalents	—	—	—

Cash and equivalents at beginning of period	—	—	—

Cash and equivalents at end of period	$—	$—	$—

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

Merger

On April 10, 2001, Michael Foods, Inc. and its subsidiaries (“Michael Foods”) was acquired in a transaction (the “Merger”) led by an investor group comprised of a management group led by Michael Foods’ Chairman, President and Chief Executive Officer, Gregg Ostrander, affiliates of Jeffrey Michael, a member of the Predecessor Board of Directors, and affiliates of two private equity investment firms, Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated, collectively, M-Foods Investors, LLC.  Under the terms of the Merger agreement, all outstanding shares of Michael Foods common stock were converted into the right to receive $30.10 per share in cash, or value equal thereto, and all outstanding stock options were converted into the right to receive, in cash, $30.10 per share reduced by the exercise price per share for all shares subject to such stock options.  The purchase of the outstanding shares was financed through new equity financing of approximately $175,000,000, a senior secured credit facility of up to $470,000,000 at market-based variable interest rates (effective rate of approximately 6.8% as of June 30, 2002), and $200,000,000 of senior subordinated notes at an 11.75% annual interest rate.

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

The following unaudited pro forma net sales and net earnings (loss) for the six months ended June 30, 2001 include results for the three months ended March 31, 2001, which were derived from the application of pro forma adjustments to the Predecessor’s historical statement of earnings, and assumes the Merger had occurred on January 1, 2001.  The net sales and net earnings for the six months ended June 30, 2002 represent actual results for the period.

	Six months ended
	June 30, 2002	June 30, 2001
Net sales	$44,477,000	$46,523,000
Net earnings (loss)	1,115,000	(605,000)

NOTE B  — BASIS OF PRESENTATION

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

NOTE C — INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Inventories consisted of the following:

	June 30, 2002	December 31, 2001
Raw materials and supplies	$2,639,000	$1,880,000
Work in process and finished goods	2,009,000	1,435,000
	$4,648,000	$3,315,000

NOTE D — ADOPTION OF NEW ACOUNTING POLICIES

Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets.  SFAS 141 is effective for all business combinations completed after June 30, 2001.  SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142.  The Company adopted the provisions of SFAS 142 as of January 1, 2002 and had no acquisitions between July 1, 2001 and January 1, 2002.

As a result of adopting SFAS No. 141 and SFAS No. 142, the Company’s accounting policies for goodwill and intangible assets changed effective January 1, 2002 as described below:

Goodwill

The Company recognizes the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed as goodwill.  The Company had no goodwill as of June 30, 2002 or December 31, 2001.  If goodwill is acquired in the future, it will be tested for impairment on an annual basis and between annual tests whenever there is an impairment indicated.  Impairment losses will be recognized whenever the implied fair value is less than the carrying value of the related asset.

Other Intangibles

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

Acquired intangible assets of the Company that have been determined to have a definite life and continue to be amortized as of June 30, 2002 are as follows:

	Gross Carrying Amount	Accumulated Amortization
Non-compete	$1,398,000	$(605,000)

The aggregate amortization expense for the six months ended June 30, 2002 was approximately $265,000 and $128,000 for the three months ended June 30, 2001.  The Predecessor had amortization expense of $500,000 during the period ended March 31, 2001.  The estimated amortization expense for the years ended December 31, 2002 through December 31, 2003 is as follows:

For the Years Ended December 31,
2002	$529,000
2003	529,000

Other New Pronouncements

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

NOTE E — INCOME TAXES

Predecessor

The activity of the Operating Unit has been included in the income tax return of Michael Foods, Inc. for financial reporting purposes.  The Unit has been allocated a provision for income taxes in an amount generally equivalent to the provision that would have resulted had the Unit filed a separate income tax return.

Company

For income tax purposes the Company is a pass through entity.  Therefore, income taxes have not been reflected on the Company’s financial statements.

NOTE F — COMMITMENTS AND CONTINGENCIES

Litigation

The Company is engaged in routine litigation incidental to its business.  Management believes the ultimate outcome of this litigation will not have a material effect on the accompanying statements of financial position, liquidity or results of operations.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

RESULTS OF OPERATIONS

Readers are directed to Note G - Business Segments for data on the unaudited financial results of our four business segments for the three months ended June 30, 2002 and June 30, 2001.

Net sales for the 2002 period were $289,753,000, a decrease of 2% compared to net sales of $295,109,000 in the 2001 period. Net sales decreased because of the factors discussed in the below divisional reviews, but were lower in the 2002 period due largely to deflationary impacts in two divisions and weak units sales in another division.

Egg Products Division net sales for the 2002 period reflected slightly increased unit sales and deflation for industrial egg products, with the former related to gains in most categories and the latter tied to weaker pricing in the national egg market. Unit sales rose for most value-added products and were mixed for other products. Graded shell egg prices decreased approximately 4% compared to second quarter 2001 levels, as reported by Urner Barry Publications - a widely quoted industry pricing service. Related egg market decreases lowered the cost of purchased eggs slightly. Approximately two-thirds of the Division’s annual egg needs are purchased under contracts or in the spot market. A substantial majority of these eggs are priced according to the cost of grain inputs or to egg market prices as reported by Urner Barry. Approximately one-third of annual egg needs are sourced from internal flocks, where feed costs typically represent roughly two-thirds of the cost of producing such eggs. Feed costs were higher in the 2002 period, compared to the 2001 period, due mainly to higher prices for corn. Overall, egg costs decreased slightly in the 2002 period, as compared to the 2001 period, while pricing for value-added egg products was generally flat.  This resulted in higher margins for certain egg products, particularly egg substitutes, precooked products and dried products, and higher divisional margins in total.

Refrigerated Distribution Division net sales for the 2002 period reflected lower unit sales, especially in the key cheese and butter categories. Unit sales were down due to several factors, including a national trend whereby private label cheeses have been taking market share from branded cheeses, generally weak retail grocery sales, and store closures by certain grocery chains served by the Division. Despite lower sales, earnings rose in the important cheese category.  Cheese pricing improved year-over-year while product costs declined, raising margins. This margin expansion was subdued, however, due to hedging activities that resulted in significant cheese ownership at above-market levels.

Dairy Products Division net sales for the 2002 period reflected higher unit sales, due mainly to strong creamer and specialty cartoned product sales. General dairy products deflation reduced pricing for certain product categories, which somewhat constrained dollar sales growth. The combination of sales growth, reduced ingredient costs and improved plant operating costs, the latter partially reflecting volume-induced economies of scale, raised gross, and operating, profit margins significantly.

Potato Products Division net sales for the 2002 period reflected unit sales increases in all product categories. Sales were particularly strong for mashed items — both at retail and at foodservice. New account activity, same-account sales growth and higher marketing spending levels all contributed to the sales gain. The operating profit increase in the 2002 period reflected improved operating costs and the impact of a favorable sales mix, with retail sales rising as a percent of the divisional total.

The increase in our gross profit margin for the 2002 period, as compared to the results of the 2001 period, reflected the factors discussed above, particularly sales mix improvements, decreased raw material costs in certain divisions and generally improved operating costs. It is our strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products’ contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins in most periods.

Selling, general and administrative expenses were stable as a percent of sales in the 2002 period, as compared to the results of the  2001 period, with both net sales and operating expenses declining by about 2% year-over-year.

SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

RESULTS OF OPERATIONS

Readers are directed to Note G - Business Segments for data on the unaudited financial results of the Company’s and the Predecessor’s four business segments and must combine 2001 three month periods to evaluate the six months ended June 30, 2001 as compared to the six months ended June 30, 2002.

Net sales in the 2002 period were $568,182,000, a decrease of less than 1% compared to net sales of $570,736,000 for the Company and the Predecessor in the 2001 period. Net sales decreased because of the factors discussed in the below divisional reviews, but were slightly lower in the 2002 period due largely to lower unit sales and deflationary impacts in one division and weak units sales in another division.

Egg Products Division net sales for the 2002 period reflected decreased unit sales and slight deflation for industrial egg products, with the former related mainly to planned shell egg sales decreases and the latter tied to weaker pricing in the national egg market. Unit sales rose for egg substitutes, hardcooked items and precooked products, and declined slightly for other products. Graded shell egg prices decreased approximately 4% compared to first half 2001 levels, as reported by Urner Barry Publications. Related egg market decreases lowered the cost of purchased eggs slightly. Approximately two-thirds of the Division’s annual egg needs are purchased under contracts or in the spot market. A substantial majority of these eggs are priced according to the cost of grain inputs or to egg market prices as reported by Urner Barry. Approximately one-third of annual egg needs are sourced from internal flocks, where feed costs typically represent roughly two-thirds of the cost of producing such eggs. Feed costs were slightly higher in the 2002 period, compared to the 2001 period, due mainly to higher prices for corn. Overall, egg costs decreased slightly in the 2002 period, as compared to the 2001 period, while pricing for value-added egg products was generally flat.  This resulted in higher margins for certain egg products, particularly egg substitutes, precooked products, hardcooked products and dried products, and higher divisional margins in total.

Refrigerated Distribution Division net sales for the 2002 period reflected lower unit sales, especially in the key cheese category. Unit sales were down due to several factors, including a national trend whereby private label cheeses have been taking market share from branded cheeses, generally weak retail grocery sales, and store closures by certain grocery chains served by the Division. Cheese pricing increased year-over-year, but our cheese sourcing costs rose more rapidly than did our selling prices.  This was largely due to hedging activities that resulted in significant cheese ownership at above-market levels. Cheese margins, and divisional margins, were lower in the 2002 period as a result of these conditions. By the end of the 2002 period cheese hedging activities had returned to more normal levels.

Dairy Products Division net sales for the 2002 period reflected higher unit sales, due mainly to strong creamer and specialty cartoned product sales. The combination of sales growth, reduced ingredient costs and improved plant operating costs, the latter partially reflecting volume-induced economies of scale, raised gross, and operating, profit margins significantly. Excluding an insurance settlement of approximately $3,218,000 from operating profit in the 2001 period would provide the reader with a better perspective of the strength of core operating results for the Division.

Potato Products Division net sales for the 2002 period reflected unit sales increases in all product categories. Sales were particularly strong for mashed items — both at retail and at foodservice. New account activity, same-account sales growth and higher marketing spending levels all contributed to the sales gain. The operating profit increase in the 2002 period reflected improved operating costs and the impact of a favorable sales mix, with retail sales rising as a percent of the divisional total.

The increase in our gross profit margin for the period ended June 30, 2002, as compared to the results of the 2001 period, reflected the factors discussed above, particularly sales mix improvements, decreased raw material costs in certain divisions and generally improved operating costs. It is our strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products’ contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins in most periods.

Selling, general and administrative expenses decreased as a percent of sales for the period ended June 30, 2002, as compared to the results of the 2001 period. However, within the 2001 period the Predecessor recorded non-recurring  expenses related to the Merger for financial, legal, advisory and regulatory filing fees. These expenses of  $11,050,000 are reflected in the Predecessor Consolidated Statement of Earnings for the three months ended March 31, 2001 as transaction expenses. Exclusive of these one-time transaction expenses, selling, general and administrative expenses increased as a percent of sales in the 2002 period as compared to the 2001 period. This increased expense ratio reflected higher expenses to support retail and foodservice marketing efforts and broadened sales efforts, and for our centralized purchasing department.

GENERAL

Certain of our products are sensitive to changes in commodity prices. Value-added egg products, such as extended shelf-life liquid and precooked products, account for approximately 60% of the Egg Products Division’s net sales. The remainder of Egg Products Division sales is derived from the sale of other egg products and shell eggs, which vary from being very commodity-sensitive to somewhat value-added. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Graded shell egg pricing in the 2002 six month period was approximately 4% below 2001 levels, as measured by a widely quoted pricing service, while feed costs rose slightly year-over-year. Gross profit margins for extended shelf-life liquid eggs, egg substitutes, and precooked and hardcooked egg products are less sensitive to commodity price fluctuations than are other egg products or shell eggs. Our Refrigerated Distribution Division derives approximately 75% of its net sales from refrigerated products produced by others, thereby reducing the effects of commodity price swings. The balance of refrigerated distribution sales are mainly from shell eggs, some of which are produced by the Egg Products Division, sold on a distribution, or non-commodity, basis.

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

We invested $7,386,000 in capital expenditures during the three months ended June 30, 2002 and $14,263,000 during the six months ended June 30, 2002. We plan to spend approximately $38,000,000 on capital expenditures in 2002, the majority of which is to expand or update production capacity for value-added products.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) in the 2002 six month period were $74,767,000, an increase of 9% compared to the Company’s and Predecessor’s combined $68,800,000 in the comparable 2001 period. EBITDA increased because of the factors discussed in the above results of operations divisional reviews. Our management believes that EBITDA is a relevant measurement of our financial results, as it is indicative of the relative strength of our cash flows and is a key measurement contained in the financial covenants of our senior indebtedness. In addition, as a highly leveraged company, the holders of our debt have a significant interest in our cash flows. We compute EBITDA as it is defined in our senior credit agreement (see Exhibit 10.1 of our Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 18, 2001). This definition may not be comparable to that used by other companies reporting similar financial information.

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

We have a senior secured credit facility with numerous banks, other financial institutions and investment groups, which totaled $470,000,000 at the time of the Merger. At June 30, 2002, there were no borrowings under the $100,000,000 line of credit portion of this facility, while the term A portion therein approximated $81,600,000 and the term B portion approximated $245,600,000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the six month period ended June 30, 2002.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                          Exhibits

99.1  Certification of Chief Executive Officer

99.2  Certification of Chief Financial Officer

(b)                         Reports on Form 8-K

We filed a Form 8-K on April 26, 2002 regarding a news release issued to our debtholders pertaining to our financial results for the three months ended March 31, 2002.

Subsequent to the reporting period herein, we filed a Form 8-K on July 25, 2002 regarding a news release issued to our debtholders pertaining to our financial results for the three months and six months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL FOODS, INC.
(Registrant)

Date: August 13, 2002	By:	/s/ Gregg A. Ostrander
Gregg A. Ostrander
(Chairman, President and
Chief Executive Officer)

Date: August 13, 2002	By:	/s/ John D. Reedy
John D. Reedy
(Executive Vice President, Treasurer,
Chief Financial Officer and
Principal Accounting Officer)