Form 10-Q
period 2002-09-30
MICHAEL FOODS INC /MN
filed 2002-11-12
CIK 768158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

ITEM 1.  FINANCIAL STATEMENTS

MICHAEL FOODS, INC.

(A WHOLLY-OWNED SUBSIDIARY OF M-FOODS HOLDINGS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS

CURRENT ASSETS
Cash and equivalents	$57,126,000	$27,660,000
Accounts receivable, less allowances	96,171,000	102,317,000
Inventories	93,367,000	78,941,000
Prepaid expenses and other	11,637,000	11,370,000
Total current assets	258,301,000	220,288,000

PROPERTY, PLANT AND EQUIPMENT-AT COST
Land	3,873,000	3,873,000
Buildings and improvements	104,964,000	99,561,000
Machinery and equipment	257,301,000	226,759,000
	366,138,000	330,193,000
Less accumulated depreciation	78,751,000	39,039,000
	287,387,000	291,154,000

OTHER ASSETS
Goodwill, net	345,746,000	341,021,000
Joint ventures and other assets	39,882,000	44,670,000
	385,628,000	385,691,000
	$931,316,000	$897,133,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$18,458,000	$12,962,000
Accounts payable	63,522,000	64,492,000
Accrued liabilities
Compensation	14,585,000	12,582,000
Insurance	8,738,000	8,191,000
Customer programs	23,567,000	21,996,000
Income taxes	12,220,000	9,853,000
Interest	16,122,000	10,619,000
Other	24,318,000	14,116,000
Total current liabilities	181,530,000	154,811,000

LONG-TERM DEBT, less current maturities	527,902,000	540,132,000
DEFERRED INCOME TAXES	48,605,000	48,725,000
COMMITMENTS AND CONTINGENCIES	—	—
NON-CONTROLLING INTEREST	475,000	475,000

SHAREHOLDERS’ EQUITY
Common stock	—	—
Additional paid-in capital	147,448,000	146,792,000
Retained earnings	29,858,000	9,815,000
Accumulated other comprehensive loss	(4,502,000)	(3,617,000)
	172,804,000	152,990,000
	$931,316,000	$897,133,000

See accompanying notes to condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A WHOLLY-OWNED SUBSIDIARY OF M-FOODS HOLDINGS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

Three Months Ended September 30,

(Unaudited)

	2002	2001
Net sales	$293,954,000	$299,225,000

Cost of sales	239,777,000	248,436,000

Gross profit	54,177,000	50,789,000

Selling, general and administrative expenses	29,207,000	30,066,000

Operating profit	24,970,000	20,723,000

Interest expense, net	12,844,000	13,416,000

Earnings before income taxes	12,126,000	7,307,000

Income tax expense	4,760,000	4,010,000

NET EARNINGS	$7,366,000	$3,297,000

See accompanying notes to condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A WHOLLY-OWNED SUBSIDIARY OF M-FOODS HOLDINGS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Company		Predecessor
	Nine Months Ended September 30, 2002	Six Months Ended September 30, 2001	Three Months Ended March 31, 2001
Net sales	$862,136,000	$594,334,000	$275,627,000

Cost of sales	702,639,000	493,291,000	227,707,000

Gross profit	159,497,000	101,043,000	47,920,000

Selling, general and administrative expenses	88,656,000	60,360,000	27,376,000
Transaction expenses	—	—	11,050,000

Operating profit	70,841,000	40,683,000	9,494,000

Interest expense, net	37,840,000	29,657,000	3,293,000

Earnings before income taxes	33,001,000	11,026,000	6,201,000

Income tax expense	12,960,000	6,060,000	2,430,000
Earnings before extraordinary item	20,041,000	4,966,000	3,771,000

Extraordinary item - early extinguishment of debt, net of taxes	—	—	(9,424,000)

NET EARNINGS (LOSS)	$20,041,000	$4,966,000	$(5,653,000)

See accompanying notes to condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A WHOLLY-OWNED SUBSIDIARY OF M-FOODS HOLDINGS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Company		Predecessor
	Nine Months Ended September 30, 2002	Six Months Ended September 30, 2001	Three Months Ended March 31, 2001

Net cash provided by operating activities	$78,577,000	$84,290,000	$14,016,000

Cash flows from investing activities:
Capital expenditures	(19,242,000)	(13,528,000)	(10,837,000)
Business acquisition	(17,593,000)	(626,925,000)	—
Investments in joint ventures and other assets	2,336,000	(3,949,000)	3,888,000

Net cash used in investing activities	(34,499,000)	(644,402,000)	(6,949,000)

Cash flows from financing activities:
Payments on notes payable and revolving line of credit	(5,000,000)	(46,450,000)	(52,000,000)
Proceeds from notes payable and revolving line of credit	10,000,000	29,500,000	45,500,000
Payments on long-term debt and other	(20,268,000)	(131,225,000)	(109,000)
Proceeds from long-term debt and other	—	570,000,000	—
Extension of stock options	—	—	310,000
Capital contribution from parent	656,000	174,800,000	546,000
Dividends	—	—	(1,465,000)
Net cash (used in) provided by financing activities	(14,612,000)	596,625,000	(7,218,000)

Net increase (decrease) in cash and equivalents	29,466,000	36,513,000	(151,000)

Cash and equivalents at beginning of period	27,660,000	4,270,000	4,421,000

Cash and equivalents at end of period	$57,126,000	$40,783,000	$4,270,000

See accompanying notes to condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A WHOLLY-OWNED SUBSIDIARY OF M-FOODS HOLDINGS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A - MERGER AGREEMENT

On April 10, 2001, Michael Foods, Inc. and its subsidiaries (“Michael Foods”, “Company”, “we”, “us”, “our”) was acquired in a transaction (the “Merger”) led by an investor group comprised of a management group led by Michael Foods’ Chairman, President and Chief Executive Officer, Gregg Ostrander, affiliates of Jeffrey Michael, a member of the Predecessor’s Board of Directors, and affiliates of two private equity investment firms, Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated, (collectively, “M-Foods Investors, LLC”). Under the terms of the Merger agreement, all outstanding shares of Michael Foods common stock were converted into the right to receive $30.10 per share in cash, or value equal thereto, and all outstanding stock options were converted into the right to receive, in cash, $30.10 per share reduced by the exercise price per share for all shares subject to such stock options. The purchase of the outstanding shares was financed through new equity financing of approximately $175,000,000, a senior secured credit facility of up to $470,000,000 at market-based variable interest rates (effective rate of approximately 6.8% as of September 30, 2002), and $200,000,000 of senior subordinated notes at an 11.75% annual interest rate. As a result of the Merger, the stock of pre-merger Michael Foods (“Predecessor”) is no longer publicly traded and, therefore, earnings per share calculations are no longer included for financial statement presentation.

Immediately after the close of the Merger, we contributed the assets of our Dairy division into two limited liability corporations, M-Foods Dairy, LLC and M-Foods Dairy TXCT, LLC (collectively, the “Dairy LLCs”) and in exchange received voting preferred and voting common units from these entities equal to the fair value of the net assets contributed, which collectively were approximately $35,800,000. The preferred units issued to us have an annual 10% preferred return guarantee and represent 100% of the preferred units issued and outstanding. In addition, we received 5% of the common units issued by the Dairy LLCs, with the common units held by the Company representing 100% of the voting common units issued and outstanding. These common units have a stated value of $25,000. The remaining 95% of the common units, which are non-voting, are owned by M-Foods Dairy Holdings, LLC, which is owned by the same owners or affiliates of such owners, in the same proportion, as the unit holders of M-Foods Investors, LLC. The common unit interests owned by M-Foods Dairy Holdings, LLC were issued in exchange for $475,000 and are reflected as non-controlling interest in the accompanying consolidated balance sheet.

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

For accounting purposes, the Merger was considered a leveraged buyout. The total purchase price of approximately $562,881,000 was allocated to the acquired assets and assumed liabilities based on their fair values at April 1, 2001, net of the deemed dividend of $66,631,000. These allocations were based on a valuation by a third party appraisal firm. The allocation of the purchase price was as follows:

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

The following unaudited pro forma net sales and net earnings for the nine months ended September 30, 2001 are derived from the application of pro forma adjustments to the Predecessor’s historical statement of earnings, and assumes the Merger had occurred on January 1, 2001.  The pro forma net earnings for the nine months ended September 30, 2001 are also adjusted for goodwill amortization determined in accordance with the provisions of SFAS 142 (see Note D).  The net sales and net earnings for the nine months ended September 30, 2002 represent actual results for the period.

	Nine months ended
	September 30, 2002	September 30, 2001
Net sales	$862,136,000	$869,961,000
Net earnings before extraordinary item	20,041,000	10,272,000

NOTE B – ASSET PURCHASE

On August 26, 2002, we acquired the egg products assets of Canadian Inovatech Inc. for approximately $18,000,000.  We also entered into long-term leases for two plants operated by the seller.  This entity’s results of operations have been included in our operating results since the date of the asset purchase.  Also, as a result of this asset purchase, we now own 67%, rather than 33%, of a Canadian egg product’s joint venture — Trilogy Egg Products, Inc.  Hence, Trilogy became a consolidated entity under our financial reporting as of the date of the asset purchase.

The following unaudited pro forma statement of earnings information has been prepared assuming the asset purchase and the merger transaction described in Note A had occurred on January 1, 2002 and 2001:

	Nine months ended
	September 30, 2002	September 30, 2001
Net sales	$896,491,000	$897,141,000
Net earnings before extraordinary item	21,396,000	11,403,000

This unaudited pro forma information is not necessarily indicative of the combined results of operations that would have occurred had the asset purchase occurred on the noted dates, nor is it indicative of the results which may occur in the future.

NOTE C – BASIS OF PRESENTATION

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

We utilize, and the Predecessor utilized, a fiscal year consisting of either 52 or 53 weeks, ending on the Saturday nearest to December 31 each year. The quarters ended September 30, 2002 and 2001 each included thirteen weeks of operations. For clarity of presentation, the Company and Predecessor have described both periods presented as if the quarters ended on September 30th.

The accompanying unaudited financial statements and footnote information as of and for the three month period ended March 31, 2001 were prepared in accordance with Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) using the historical books and records of the Predecessor and reflect the historical cost basis of assets and liabilities of the Predecessor. The accompanying unaudited financial statements and footnote information of the Company as of and for the six month period ended September 30, 2001 and the three and nine month periods ended September 30, 2002 have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the SEC using the new basis of assets and liabilities of the Company. In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations for the periods indicated. The historical financial results of the Company and Predecessor are not necessarily indicative of their results for a full year.

These unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Use of Estimates

Preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

NOTE D – ADOPTION OF NEW ACCOUNTING POLICIES

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

During the first half of 2002, we completed the transitional impairment tests of goodwill and intangibles with no impairment indicated at January 1, 2002.

Our carrying amounts, net of accumulated amortization, for goodwill as of September 30, 2002 was $345,746,000 and at December 31, 2001 was $341,021,000.  Each segment’s share of this goodwill at these dates was as follows:

	September 30, 2002	December 31, 2001
Egg Products	$258,907,000	$254,182,000
Refrigerated Distribution	35,560,000	35,560,000
Potato Products	49,516,000	49,516,000
Dairy Products	1,763,000	1,763,000

The carrying amounts, net of accumulated amortization, for other indefinite-lived intangible assets (trademarks) as of September 30, 2002, and December 31, 2001 were $13,406,000. The Predecessor had no indefinite-lived intangible assets.

The following table presents a reconciliation of net earnings (loss), as reported in the financial statements, to those amounts adjusted for goodwill and intangible amortization determined in accordance with the provisions of SFAS 142.

	Company		Predecessor
	Nine months ended September 30, 2002	Six months ended September 30, 2001	Three months ended March 31, 2001
Reported net earnings (loss)	$20,041,000	$4,966,000	$(5,653,000)
Add back: goodwill amortization	—	4,383,000	885,000
Adjusted net earnings (loss)	$20,041,000	$9,349,000	$(4,768,000)

Our acquired intangible assets that have been determined to have a definite life and continue to be amortized as of September 30, 2002, are as follows:

	Gross Carrying Amount	Accumulated Amortization
Licenses and non-compete	$2,526,000	$(1,173,000)

The aggregate amortization expense for the nine months ended September 30, 2002 was approximately $540,000 and $310,000 for the six months ended September 30, 2001.  The Predecessor had amortization expense of approximately $500,000 during the three months ended March 31, 2001.  The estimated amortization expense for the years ended December 31, 2002 through December 31, 2006 is as follows:

For the Years Ended December 31,
2002	$715,000
2003	715,000
2004	186,000
2005	186,000
2006	87,000

Other New Pronouncements:

On January 1, 2002, we adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The adoption of SFAS 144 did not have a material effect on our consolidated financial statements.

In addition, we adopted Emerging Issues Task Force (EITF) Issue No. 00-25, Vendor Income Statement Characterization of Consideration to a Reseller on the Vendors Products, effective January 1, 2002.  The adoption of EITF Issue 00-25 did not have a material effect on our consolidated financial statements. In addition, we adopted EITF Issue No. 01-09, Accounting for Consideration given by a Vendor to a Customer (including a Reseller of the Vendor's Products), effective January 1, 2002.  The adoption of EITF Issue No. 01-09 did not have a material effect on our consolidated financial statements.

NOTE E – INVENTORIES

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful life of generally one to two years, assuming no salvage value.

Inventories consisted of the following:

	September 30, 2002	December 31, 2001
Raw materials and supplies	$17,911,000	$15,347,000
Work in process and finished goods	54,402,000	43,027,000
Flocks	21,054,000	20,567,000
	$93,367,000	$78,941,000

NOTE F – COMMITMENTS AND CONTINGENCIES

Egg Procurement Contracts

We maintain egg procurement contracts with numerous cooperatives and egg producers throughout the Midwestern and Eastern United States, which supply approximately 55% of our egg requirements. These contracts vary in length from 18 to 72 months with prices primarily indexed to grain or Urner Barry market indices. No single egg supplier provides more than 10% of our egg requirements.

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

NOTE G – COMPREHENSIVE INCOME (LOSS)

The components and changes in accumulated other comprehensive loss (AOCL), net of taxes, during the nine months ended September 30, 2002 were as follows:

	Cash Flow Hedges	Foreign Currency Translation	Total AOCL
COMPANY

Balance at January 1, 2002	$(3,556,000)	$(61,000)	$(3,617,000)
Foreign currency translation adjustment	—	326,000	326,000
Net unrealized change on cash flow hedges	(1,211,000)	—	(1,211,000)
Balance at September 30, 2002	$(4,767,000)	$265,000	$(4,502,000)

Balance at April 1, 2001	$—	$—	$—
Predecessor carry-over basis	(506,000)	(71,000)	(577,000)
Foreign currency translation adjustment	—	26,000	26,000
Net unrealized change on cash flow hedges	(4,995,000)	—	(4,995,000)
Less reclassification adjustments	92,000	—	92,000
Balance at September 30, 2001	$(5,409,000)	$(45,000)	$(5,454,000)

	Cash Flow Hedges	Foreign Currency Translation	Total AOCL
PREDECESSOR

Balance at January 1, 2001	$—	$(1,317,000)	$(1,317,000)
Foreign currency translation adjustment	—	(47,000)	(47,000)
Translation loss realized on termination of joint venture	—	1,135,000	1,135,000
Transition adjustment	775,000	—	775,000
Net unrealized change on cash flow hedges	(2,651,000)	—	(2,651,000)
Less reclassification adjustments	244,000	—	244,000
Balance at March 31, 2001	$(1,632,000)	$(229,000)	$(1,861,000)

Comprehensive income (loss), net of taxes, for the nine months ended September 30, 2002 and for the six months ended September 30, 2001 and for the predecessor’s three months ended March 31, 2001 was as follows:

COMPANY
Net income for the nine months ended September 30, 2002		$20,041,000
Net gains (loss) arising during the period from cash flow hedges:
Net unrealized derivative losses during period	(1,211,000)
Foreign currency translation adjustment	326,000

Other comprehensive loss		(885,000)

Comprehensive income for the nine months ended September 30, 2002		$19,156,000

Net income for the six months ended September 30, 2001		$4,966,000
Net gains (losses) arising during the period from cash flow hedges:
Net unrealized derivative losses during period	(4,995,000)
Reclassification adjustment	92,000
Foreign currency translation adjustment	26,000

Other comprehensive loss		(4,877,000)

Comprehensive income for the six months ended September 30, 2001		$89,000

PREDECESSOR
Net loss for the three months ended March 31, 2001		$(5,653,000)
Net gains (losses) arising during the period from cash flow hedges:
Net derivative transition gain	775,000
Net unrealized derivative losses during period	(2,651,000)
Reclassification adjustment	244,000
Foreign currency translation adjustment	(47,000)
Foreign currency loss realized	1,135,000

Other comprehensive loss		(544,000)

Comprehensive loss for the three months ended March 31, 2001		$(6,197,000)

NOTE H – BUSINESS SEGMENTS

We operate in four reportable segments – Egg Products, Refrigerated Distribution, Dairy Products and Potato Products. The Merger, as more fully described in Note A, did not have an impact on our segment classification or the interaction between the segments. Certain financial information on our operating segments, and the Predecessor’s, is as follows (unaudited, in thousands):

	Company
	Egg Products	Refrigerated Distribution	Dairy Products	Potato Products	Corporate	Total
THREE MONTHS ENDED SEPTEMBER 30, 2002:
External net sales	$165,944	$58,409	$51,425	$18,176	N/A	$293,954
Intersegment sales	3,030	—	—	932	N/A	3,962
Operating profit (loss)	17,718	3,748	2,305	3,120	(1,921)	24,970
Depreciation and amortization	10,681	564	1,182	1,165	8	13,600

THREE MONTHS ENDED SEPTEMBER 30, 2001:
External net sales	$163,334	$63,692	$54,889	$17,310	N/A	$299,225
Intersegment sales	2,829	—	—	861	N/A	3,690
Operating profit (loss)	17,292	170	2,634	1,914	(1,287)	20,723
Depreciation and amortization	12,647	680	1,090	1,612	9	16,038

NINE MONTHS ENDED SEPTEMBER 30, 2002:
External net sales	$483,018	$178,617	$147,727	$52,774	N/A	$862,136
Intersegment sales	8,803	—	—	2,555	N/A	11,358
Operating profit (loss)	52,712	8,306	7,914	7,551	(5,642)	70,841
Depreciation and amortization	32,436	1,547	3,388	3,494	28	40,893

SIX MONTHS ENDED SEPTEMBER 30, 2001:
External net sales	$325,916	$128,123	$106,710	$33,585	N/A	$594,334
Intersegment sales	5,691	1	—	1,706	N/A	7,398
Operating profit (loss)	32,822	2,405	4,633	3,473	(2,650)	40,683
Depreciation and amortization	25,027	1,322	2,100	3,173	19	31,641

	Predecessor
THREE MONTHS ENDED MARCH 31, 2001:
External net sales	$163,529	$61,185	$35,328	$15,585	N/A	$275,627
Intersegment sales	4,246	—	—	1,003	N/A	5,249
Operating profit (loss)	12,915	3,639	3,958	1,688	(12,706)	9,494
Depreciation and amortization	9,611	339	1,274	1,278	33	12,535

NOTE I – SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our revolving line of credit, A and B term loans and senior subordinated notes have been guaranteed, on a joint and several basis, by us and our domestic subsidiaries. The revolving line of credit and A and B term loans are also guaranteed by our parent, M-Foods Holdings, Inc.

The following condensed consolidating financial information presents our consolidated balance sheet as of September 30, 2002 and December 31, 2001, the statements of earnings for the three months ended September 30, 2002 and 2001 and for the nine months ended September 30, 2002 and the six months ended September 30, 2001, and the statements of cash flows for the nine months ended September 30, 2002 and the six months ended September 30, 2001; and the Predecessor’s consolidated statements of earnings and cash flows for the three months ended March 31, 2001. These financial statements reflect Michael Foods, Inc. (the parent), the wholly owned guarantor subsidiaries (on a combined basis), the non-wholly owned guarantor subsidiaries, and elimination entries necessary to combine such entities on a consolidated basis. Included elsewhere in this Form 10-Q are the unaudited financial statements of the non-wholly owned guarantor subsidiaries.

COMPANY

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

SEPTEMBER 30, 2002

(in thousands)

	PARENT	WHOLLY OWNED GUARANTOR SUBSIDIARIES	NON-WHOLLY OWNED GUARANTOR SUBSIDIARIES		ELIMINATIONS	CONSOLIDATED
			M-FOODS DAIRY, LLC	M-FOODS DAIRY TXCT, LLC
ASSETS
Current Assets:
Cash and equivalents	$60,579	$(3,453)	$—	$—	$—	$57,126
Accounts receivable, less allowances	68	85,140	6,995	5,116	(1,148)	96,171
Inventories	—	84,099	4,866	4,402	—	93,367
Notes receivable – related party	—	—	814	579	(1,393)	—
Prepaid expenses and other	707	10,538	329	63	—	11,637
Total current assets	61,354	176,324	13,004	10,160	(2,541)	258,301
Property, Plant and Equipment – net	51	257,750	18,031	11,555	—	287,387
Other assets:
Goodwill, net	—	343,983	1,763	—	—	345,746
Preferred return receivable for subs	—	13,295	—	—	(13,295)	—
Joint ventures and other assets	16,776	22,295	150	661	—	39,882
Investment in subsidiaries	633,951	—	—	—	(633,951)	—
	650,727	379,573	1,913	661	(647,246)	385,628
	$712,132	$813,647	$32,948	$22,376	$(649,787)	$931,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$15,886	$172	$—	$2,400	$—	$18,458
Accounts payable	72	56,645	4,128	3,825	(1,148)	63,522
Notes payable – related party	—	1,444	—	—	(1,444)	—
Accrued liabilities	46,181	49,704	2,507	1,107	51	99,550
Total current liabilities	62,139	107,965	6,635	7,332	(2,541)	181,530
Long-term debt, less current maturities	480,729	47,173	—	—	—	527,902
Deferred income taxes	(4,015)	52,620	—	—	—	48,605
Preferred shareholder return payable	—	—	11,866	1,429	(13,295)	—
Non-controlling interest	475	—	—	—	—	475
Total liabilities	539,328	207,758	18,501	8,761	(15,836)	758,512
Shareholders’ Equity	172,804	605,889	14,447	13,615	(633,951)	172,804
	$712,132	$813,647	$32,948	$22,376	$(649,787)	$931,316

COMPANY

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2001

(in thousands)

	PARENT	WHOLLY OWNED GUARANTOR SUBSIDIARIES	NON-WHOLLY OWNED GUARANTOR SUBSIDIARIES		ELIMINATIONS	CONSOLIDATED
			M-FOODS DAIRY, LLC	M-FOODS DAIRY TXCT, LLC
Assets
Current Assets
Cash and equivalents	$33,947	$(6,287)	$—	$—	$—	$27,660
Accounts receivable, net	223	91,744	6,535	5,765	(1,950)	102,317
Inventories	—	72,034	3,592	3,315	—	78,941
Prepaid expenses and other	972	9,850	496	52	—	11,370
Total current assets	35,142	167,341	10,623	9,132	(1,950)	220,288
Property, Plant and Equipment – net	78	263,893	15,657	11,526	—	291,154
Other assets:
Goodwill, net	—	339,258	1,763	—	—	341,021
Joint ventures and other assets	19,521	24,091	—	1,058	—	44,670
Preferred unit holder return receivable.	—	8,188	—	—	(8,188)	—
Investment in subsidiaries	675,556	—	—	—	(675,556)	—
	695,077	371,537	1,763	1,058	(683,744)	385,691
Total assets	$730,297	$802,771	$28,043	$21,716	$(685,694)	$897,133
Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of long-term debt	$10,255	$307	$—	$2,400	$—	$12,962
Accounts payable	265	60,223	2,612	3,342	(1,950)	64,492
Accrued liabilities	30,210	44,020	2,151	976	—	77,357
Total current liabilities	40,730	104,550	4,763	6,718	(1,950)	154,811
Long-term debt, less current maturities	537,395	337	—	2,400	—	540,132
Deferred income taxes	(1,293)	50,018	—	—	—	48,725
Total liabilities	576,832	154,905	4,763	9,118	(1,950)	743,668
Non-controlling interest	475	—	—	—	—	475
Preferred unit holder return payable	—	—	7,500	688	(8,188)	—
Shareholders’ Equity	152,990	647,866	15,780	11,910	(675,556)	152,990
Total liabilities and shareholders’ equity	$730,297	$802,771	$28,043	$21,716	$(685,694)	$897,133

COMPANY

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

THREE MONTHS ENDED SEPTEMBER 30, 2002

(in thousands)

	PARENT	WHOLLY OWNED GUARANTOR SUBSIDIARIES	NON-WHOLLY OWNED GUARANTOR SUBSIDIARIES		ELIMINATIONS	CONSOLIDATED
			M-FOODS DAIRY, LLC	M-FOODS DAIRY TXCT, LLC
Net sales	$—	$246,491	$28,016	$23,409	$(3,962)	$293,954
Cost of sales	—	196,733	26,325	20,681	(3,962)	239,777
Gross profit	—	49,758	1,691	2,728	—	54,177
Selling, general and administrative expenses	1,921	26,175	1,325	992	(1,206)	29,207
Operating profit (loss)	(1,921)	23,583	366	1,736	1,206	24,970
Interest expense, net	11,995	889	(29)	(11)	—	12,844
Other income	1,206	—	—	—	(1,206)	—
Earnings (loss) before equity in earnings of subsidiaries and income taxes	(12,710)	22,694	395	1,747	—	12,126
Equity in earnings of subsidiary	15,776	2,142	(395)	(1,747)	(15,776)	—
Earnings before income taxes	3,066	24,836	—	—	(15,776)	12,126
Income tax expense (benefit)	(4,300)	9,060	—	—	—	4,760
NET EARNINGS (LOSS)	7,366	15,776	—	—	(15,776)	7,366
Other comprehensive income (loss):
Change in foreign currency translation	—	(1,000)	—	—	—	(1,000)
Change in cash flow hedges	(2,511)	1,562	—	—	—	(949)
Comprehensive income (loss)	$4,855	$16,338	$—	$—	$(15,776)	$5,417

COMPANY

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

THREE MONTHS ENDED SEPTEMBER 30, 2001

(in thousands)

	PARENT	WHOLLY OWNED GUARANTOR SUBSIDIARIES	NON-WHOLLY OWNED GUARANTOR SUBSIDIARIES		ELIMINATIONS	CONSOLIDATED
			M-FOODS DAIRY, LLC	M-FOODS DAIRY TXCT, LLC
Net sales	$—	$248,027	$24,542	$30,346	$(3,690)	$299,225
Cost of sales	—	201,990	21,126	29,010	(3,690)	248,436
Gross profit	—	46,037	3,416	1,336	—	50,789
Selling, general and administrative expenses	1,287	27,711	1,093	1,255	(1,280)	30,066
Operating profit (loss)	(1,287)	18,326	2,323	81	1,280	20,723
Interest expense, net	13,433	117	(145)	11	—	13,416
Other income	1,280	—	2	(2)	(1,280)	—
Earnings (loss) before equity in earnings of subsidiaries and income taxes	(13,440)	18,209	2,470	68	—	7,307
Equity in earnings of subsidiary	9,342	2,538	(2,470)	(68)	(9,342)	—
Earnings before income taxes	(4,098)	20,747	—	—	(9,342)	7,307
Income tax expense (benefit)	(7,395)	11,405	—	—	—	4,010
NET EARNINGS (LOSS)	3,297	9,342	—	—	(9,342)	3,297
Other comprehensive income (loss):
Change in foreign currency translation	—	53	—	—	—	53
Change in cash flow hedges	(3,364)	(1,913)	—	—	—	(5,277)
Comprehensive income (loss)	$(67)	$7,482	$—	$—	$(9,342)	$(1,927)

COMPANY

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

NINE MONTHS ENDED SEPTEMBER 30, 2002

(in thousands)

	PARENT	WHOLLY OWNED GUARANTOR SUBSIDIARIES	NON-WHOLLY OWNED GUARANTOR SUBSIDIARIES		ELIMINATIONS	CONSOLIDATED
			M-FOODS DAIRY, LLC	M-FOODS DAIRY TXCT, LLC
Net sales	$—	$725,767	$79,841	$67,886	$(11,358)	$862,136
Cost of sales	—	580,747	71,230	62,020	(11,358)	702,639
Gross profit	—	145,020	8,611	5,866	—	159,497
Selling, general and administrative expenses	5,642	79,436	4,182	2,986	(3,590)	88,656
Operating profit (loss)	(5,642)	65,584	4,429	2,880	3,590	70,841
Interest expense, net	35,295	2,493	34	18	—	37,840
Other income	3,590	—	—	—	(3,590)	—
Earnings (loss) before equity in earnings of subsidiaries and income taxes	(37,347)	63,091	4,395	2,862	—	33,001
Equity in earnings of subsidiary	43,438	7,257	(4,395)	(2,862)	(43,438)	—
Earnings before income taxes	6,091	70,348	—	—	(43,438)	33,001
Income tax expense (benefit)	(13,950)	26,910	—	—	—	12,960
NET EARNINGS (LOSS)	20,041	43,438	—	—	(43,438)	20,041
Other comprehensive income (loss):
Change in foreign currency translation	—	326	—	—	—	326
Change in cash flow hedges	(5,218)	4,007	—	—	—	(1,211)
Comprehensive income (loss)	$14,823	$47,771	$—	$—	$(43,438)	$19,156

COMPANY

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

SIX MONTHS ENDED SEPTEMBER 30, 2001

(in thousands)

	PARENT	WHOLLY OWNED GUARANTOR SUBSIDIARIES	NON-WHOLLY OWNED GUARANTOR SUBSIDIARIES		ELIMINATIONS	CONSOLIDATED
			M-FOODS DAIRY, LLC	M-FOODS DAIRY TXCT, LLC
Net sales	$—	$495,023	$47,484	$59,225	$(7,398)	$594,334
Cost of sales	—	402,866	41,254	56,569	(7,398)	493,291
Gross profit	—	92,157	6,230	2,656	—	101,043
Selling, general and administrative expenses	2,650	55,563	2,058	2,660	(2,571)	60,360
Operating profit (loss)	(2,650)	36,594	4,172	(4)	2,571	40,683
Interest expense, net	29,680	217	(198)	(42)	—	29,657
Other income	2,571	—	2	(2)	(2,571)	—
Earnings (loss) before equity in earnings of subsidiaries and income taxes	(29,759)	36,377	4,372	36	—	11,026
Equity in earnings of subsidiary	18,354	4,408	(4,372)	(36)	(18,354)	—
Earnings before income taxes	(11,405)	40,785	—	—	(18,354)	11,026
Income tax expense (benefit)	(16,371)	22,431	—	—	—	6,060
NET EARNINGS (LOSS)	4,966	18,354	—	—	(18,354)	4,966
Other comprehensive income (loss):
Change in foreign currency translation	—	26	—	—	—	26
Change in cash flow hedges	(3,364)	(1,539)	—	—	—	(4,903)
Comprehensive income (loss)	$1,602	$16,841	$—	$—	$(18,354)	$89

PREDECESSOR

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

THREE MONTHS ENDED MARCH 31, 2001

(in thousands)

	PARENT	WHOLLY OWNED GUARANTOR SUBSIDIARIES	NON-WHOLLY OWNED GUARANTOR SUBSIDIARIES		ELIMINATIONS	CONSOLIDATED
			M-FOODS DAIRY, LLC	M-FOODS DAIRY TXCT, LLC
Net sales	$—	$245,548	$17,684	$17,644	$(5,249)	$275,627
Cost of sales	—	200,854	14,994	17,108	(5,249)	227,707
Gross profit	—	44,694	2,690	536	—	47,920
Selling, general and administrative expenses	1,656	27,720	1,027	1,712	(1,522)	30,593
Recall insurance settlement	—	—	(3,217)	—	—	(3,217)
Transaction costs	11,050	—	—	—	—	11,050
Operating profit (loss)	(12,706)	16,974	4,880	(1,176)	1,522	9,494
Interest (income) expense, net	3,308	(14)	(1)	—	—	3,293
Other income	1,522	—	—	—	(1,522)	—
Earnings (loss) before equity in earnings of subsidiaries, income taxes, and extraordinary item	(14,492)	16,988	4,881	(1,176)	—	6,201
Equity in earnings of subsidiaries	12,573	—	—	—	(12,573)	—
Earnings (loss) before income taxes and extraordinary item	(1,919)	16,988	4,881	(1,176)	(12,573)	6,201
Income tax expense (benefit)	(5,690)	6,649	1,918	(447)	—	2,430
Earnings (loss) before extraordinary item	3,771	10,339	2,963	(729)	(12,573)	3,771
Extraordinary item – early extinguishment of debt, net of taxes	(9,424)	—	—	—	—	(9,424)
NET EARNINGS (LOSS)	(5,653)	10,339	2,963	(729)	(12,573)	(5,653)
Other comprehensive income (loss):
Change in foreign currency translation	—	1,088	—	—	—	1,088
Change in cash flow hedges	—	(1,632)	—	—	—	(1,632)
Comprehensive income (loss)	$(5,653)	$9,795	$2,963	$(729)	$(12,573)	$(6,197)

COMPANY

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2002

(in thousands)

	PARENT	WHOLLY OWNED GUARANTOR SUBSIDIARIES	NON-WHOLLY OWNED GUARANTOR SUBSIDIARIES		CONSOLIDATED
			M-FOODS DAIRY, LLC	M-FOODS DAIRY TXCT, LLC
Net cash provided by operating activities	$31,229	$37,684	$5,243	$4,421	$78,577
Cash flows from investing activities:
Capital expenditures	—	(13,847)	(3,760)	(1,635)	(19,242)
Business acquisitions	—	(17,593)	—	—	(17,593)
Investments in joint ventures and other assets	(156)	2,642	(150)	—	2,336

Net cash used in investing activities	(156)	(28,798)	(3,910)	(1,635)	(34,499)

Cash flows from financing activities:
Payments on notes payable and Revolving line of credit	(5,000)	—	—	—	(5,000)
Proceeds on notes payable and revolving line of credit	10,000	—	—	—	10,000
Payments on long-term debt	(17,641)	(227)	—	(2,400)	(20,268)
Proceeds on long-term debt	—	—	—	—	—
Capital contribution from parent	656	—	—	—	656
Investment in subsidiaries	7,544	(5,825)	(1,333)	(386)	—
Net cash used in financing activities	(4,441)	(6,052)	(1,333)	(2,786)	(14,612)
Net increase in cash and equivalents	26,632	2,834	—	—	29,466
Cash and equivalents at beginning of period	33,947	(6,287)	—	—	27,660
Cash and equivalents at end of period	$60,579	$(3,453)	$—	$—	$57,126

COMPANY

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED SEPTEMBER 30, 2001

(in thousands)

	PARENT	WHOLLY OWNED GUARANTOR SUBSIDIARIES	NON-WHOLLY OWNED GUARANTOR SUBSIDIARIES		CONSOLIDATED
			M-FOODS DAIRY, LLC	M-FOODS DAIRY TXCT, LLC
Net cash provided by operating activities	$27,384	$50,870	$1,196	$4,840	$84,290
Cash flows from investing activities:
Capital expenditures	(9)	(9,876)	(1,203)	(2,440)	(13,528)
Business acquisition	(626,925)	—	—	—	(626,925)
Investments in joint ventures and other assets	(339)	(3,610)	—	—	(3,949)

Net cash used in investing activities	(627,273)	(13,486)	(1,203)	(2,440)	(644,402)

Cash flows from financing activities:
Payments on notes payable	(46,450)	—	—	—	(46,450)
Proceeds on notes payable	29,500	—	—	—	29,500
Payments on long-term debt	(128,675)	(150)	—	(2,400)	(131,225)
Proceeds from long-term debt	570,000	—	—	—	570,000
Proceeds from issuance of stock	174,800	—	—	—	174,800
Investment in subsidiaries	41,167	(41,167)	—	—	—
Net cash provided by (used in) financing activities	640,342	(41,317)	—	(2,400)	596,625
Net increase (decrease) in cash and equivalents	40,453	(3,933)	(7)	—	36,513
Cash and equivalents at beginning of period	4,327	(64)	7	—	4,270
Cash and equivalents at end of period	$44,780	$(3,997)	$—	$—	$40,783

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

M-FOODS DAIRY, LLC

(A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)

INDEX TO FINANCIAL STATEMENTS

Balance Sheets
Statements of Earnings
Statements of Cash Flows
Notes to Financial Statements

M-FOODS DAIRY, LLC

(A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)

BALANCE SHEETS

(unaudited, in thousands)

	SEPTEMBER 30, 2002	DECEMBER 31, 2001
ASSETS
CURRENT ASSETS
Accounts receivable, less allowances	$6,995	$6,535
Inventories	4,866	3,592
Notes receivable – related party	814	—
Prepaid expenses and other	329	496
Total current assets	13,004	10,623
PROPERTY, PLANT AND EQUIPMENT – AT COST
Land	855	855
Buildings and improvements	4,291	3,999
Machinery and equipment	15,519	12,051
	20,665	16,905
Less accumulated depreciation	2,634	1,248
	18,031	15,657
OTHER ASSETS
Goodwill, net	1,763	1,763
Other assets	150	—
	1,913	1,763
	$32,948	$28,043

LIABILITIES AND UNIT HOLDER AND OPERATING UNIT EQUITY

CURRENT LIABILITIES
Accounts payable	$4,128	$2,612
Accrued liabilities:
Compensation	733	688
Insurance	144	124
Customer programs	945	836
Other	685	503
Total current liabilities	6,635	4,763
COMMITMENTS AND CONTINGENCIES	—	—
PREFERRED UNIT HOLDER RETURN PAYABLE	11,866	7,500
UNIT HOLDER AND OPERATING UNIT EQUITY	14,447	15,780
	$32,948	$28,043

The accompanying notes are an integral part of these financial statements.

M-FOODS DAIRY, LLC

(A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)

STATEMENTS OF EARNINGS

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

(unaudited, in thousands)

	2002	2001
Net sales	$28,016	$24,542

Cost of sales	26,325	21,126

Gross profit	1,691	3,416

Selling, general and administrative expenses	1,325	1,093

Operating profit	366	2,323

Other income (expense)	29	147

Earnings before income taxes	395	2,470
Income tax expense	—	—

NET EARNINGS	$395	$2,470

The accompanying notes are an integral part of these financial statements.

M-FOODS DAIRY, LLC

(A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)

STATEMENTS OF EARNINGS

 (unaudited, in thousands)

	Company		Predecessor
	Nine Months Ended September 30, 2002	Six Months Ended September 30, 2001	Three Months Ended March 31, 2001
Net sales	$79,841	$47,484	$17,684

Cost of sales	71,230	41,254	14,994

Gross profit	8,611	6,230	2,690

Selling, general and administrative expenses	4,182	2,058	1,027
Recall insurance settlement	—	—	(3,217)

Operating profit	4,429	4,172	4,880

Other income (expense)	(34)	200	1

Earnings before income taxes	4,395	4,372	4,881

Income tax expense	—	—	1,918

NET EARNINGS	$4,395	$4,372	$2,963

The accompanying notes are an integral part of these financial statements.

M-FOODS DAIRY, LLC

(A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)

STATEMENTS OF CASH FLOWS

 (unaudited, in thousands)

	Company		Predecessor
	Nine Months Ended September 30, 2002	Six Months Ended September 30, 2001	Three Months Ended March 31, 2001

Net cash provided by (used in) operating activities	$5,243	$1,196	$(2,440)

Cash flows from investing activities:
Capital expenditures	(3,760)	(1,203)	(3,664)
Investments in joint ventures and other assets	(150)	—	—

Net cash used in investing activities	(3,910)	(1,203)	(3,664)

Cash flows from financing activities:
Net additional capital invested or (dividends paid)	(1,333)	—	6,111
Net cash provided by (used in) financing activities	(1,333)	—	6,111

Net increase (decrease) in cash and equivalents	—	(7)	7

Cash and equivalents at beginning of period	—	7	—

Cash and equivalents at end of period	$—	$—	$7

The accompanying notes are an integral part of these financial statements.

M-FOODS DAIRY, LLC

(A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

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

Merger

On April 10, 2001, Michael Foods, Inc. and its subsidiaries (“Michael Foods”) was acquired in a transaction (the “Merger”) led by an investor group comprised of a management group led by Michael Foods’ Chairman, President and Chief Executive Officer, Gregg Ostrander, affiliates of Jeffrey Michael, a member of the Predecessor Board of Directors, and affiliates of two private equity investment firms, Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated, collectively, M-Foods Investors, LLC.  Under the terms of the Merger agreement, all outstanding shares of Michael Foods common stock were converted into the right to receive $30.10 per share in cash, or value equal thereto, and all outstanding stock options were converted into the right to receive, in cash, $30.10 per share reduced by the exercise price per share for all shares subject to such stock options.  The purchase of the outstanding shares was financed through new equity financing of approximately $175,000,000, a senior secured credit facility of up to $470,000,000 at market-based variable interest rates (effective rate of approximately 6.8% as of September 30, 2002), and $200,000,000 of senior subordinated notes at an 11.75% annual interest rate.

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

The following unaudited pro forma net sales and net earnings for the nine months ended September 30, 2001 include results for the three months ended March 31, 2001, which were derived from the application of pro forma adjustments to the Predecessor’s historical statement of earnings, and assumes the Merger had occurred on January 1, 2001.  The pro forma net earnings for the nine months ended September 30, 2001 are also adjusted for goodwill amortization determined in accordance with the provisions of SFAS 142 (see Note B).  The net sales and net earnings for the nine months ended September 30, 2002 represent actual results for the period.

	Nine months ended
	September 30, 2002	September 30, 2001
Net sales	$79,841,000	$65,168,000
Net earnings	4,395,000	7,405,000

NOTE B — BASIS OF PRESENTATION

The Predecessor Statements of Earnings and Cash Flows for the three months ended March 31, 2001 have been prepared from the historical books and records of Michael Foods.  The respective Statements of Earnings include an allocation of general and administrative costs incurred by Michael Foods and allocations from this Operating Unit to the other Dairy LLC operating unit, M-Foods Dairy TXCT, LLC. The accompanying unaudited financial statements and footnote information of the Company as of and for the six month period ended September 30, 2001 and the three and nine month periods ended September 30, 2002, have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the SEC using the adjusted cost basis of assets and liabilities of the Company.  In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations and cash flows for the periods indicated.  The Unit’s financial statements include an allocation for general and administrative costs incurred by Michael Foods.  Management believes its allocations to these Operating Unit financial statements are reasonable.  Additionally, Operating Unit equity includes the cumulative net advances between the Operating Unit and Michael Foods, which are considered additional capital invested from or, constructive dividends to, Michael Foods.  Accordingly, the accompanying financial statements may not necessarily be indicative of the results that could have been obtained if the Operating Unit had been operated as a stand-alone entity.  The historical results of the Company and Predecessor for the periods indicated are not necessarily indicative of the results of the Company for a full year.

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

NOTE C — INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Inventories consisted of the following:

	September 30, 2002	December 31, 2001
Raw materials and supplies	$2,204,000	$1,625,000
Work in process and finished goods	2,662,000	1,967,000
	$4,866,000	$3,592,000

NOTE D – ADOPTION OF NEW ACCOUNTING POLICIES

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

The Company’s carrying amount, net of accumulated amortization, for goodwill as of September 30, 2002 and December 31, 2001 was $1,763,000.

The following table presents a reconciliation of net earnings, as reported in the financial statements, to those amounts adjusted for goodwill as determined in accordance with the provisions of SFAS 142:

	Company		Predecessor
	Nine months Ended September 30, 2002	Six months Ended September 30, 2001	Three months Ended March 31, 2001
Reported net earnings	$4,395,000	$4,372,000	$2,963,000
Add back: goodwill amortization	—	53,000	26,000
Adjusted net earnings	$4,395,000	$4,425,000	$2,989,000

Other New Pronouncements

On January 1, 2002, the Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The adoption of SFAS 144 did not have a material effect on the Company’s financial statements.

In addition, the Company adopted Emerging Issues Task Force (EITF) Issue No. 00-25, Vendor Income Statement Characterization of Consideration to a Reseller on the Vendors Products, effective January 1, 2002.  The adoption of EITF Issue 00-25 did not have a material effect on the Company’s financial statements.  In addition, we adopted EITF Issue No. 01-09, Accounting for Consideration given by a Vendor to a Customer (including a Reseller of the Vendor's Products), effective January 1, 2002.  The adoption of EITF Issue No. 01-09 did not have a material effect on our consolidated financial statements.

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

Company

For income tax purposes, the Company is a pass-through entity.  Therefore, income taxes have not been reflected on the Company’s financial statements.

NOTE G — COMMITMENTS AND CONTINGENCIES

Litigation

The Company is engaged in routine litigation incidental to its business.  Management believes the ultimate outcome of this litigation will not have a material effect on the Unit’s financial position, liquidity or results of operations.

M-FOODS DAIRY TXCT, LLC

(A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)

INDEX TO FINANCIAL STATEMENTS

Balance Sheets
Statements of Earnings
Statements of Cash Flows
Notes to Financial Statements

M-FOODS DAIRY TXCT, LLC

(A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)

BALANCE SHEETS

(unaudited, in thousands)

	SEPTEMBER 30, 2002	DECEMBER 31, 2001
ASSETS
CURRENT ASSETS
Accounts receivable, less allowances	$5,116	$5,765
Inventories	4,402	3,315
Notes receivable – related party	579	—
Prepaid expenses and other	63	52
Total current assets	10,160	9,132
PROPERTY, PLANT AND EQUIPMENT— AT COST
Leasehold improvements	3,023	3,023
Machinery and equipment	11,632	9,997
	14,655	13,020
Less accumulated depreciation	3,100	1,494
	11,555	11,526
OTHER ASSETS
Non-compete agreement, net	661	1,058
	$22,376	$21,716
LIABILITIES AND UNIT HOLDER AND OPERATING UNIT EQUITY
CURRENT LIABILITIES
Current maturities of non-compete commitment	$2,400	$2,400
Accounts payable	3,825	3,342
Accrued liabilities:
Compensation	348	292
Insurance	1	37
Customer programs	122	200
Other	636	447
Total current liabilities	7,332	6,718
NON-COMPETE COMMITMENT, less current maturities	—	2,400
COMMITMENTS AND CONTINGENCIES	—	—
PREFERRED UNIT HOLDER RETURN PAYABLE	1,429	688
UNIT HOLDER AND OPERATING UNIT EQUITY	13,615	11,910
	$22,376	$21,716

The accompanying notes are an integral part of these financial statements.

M-FOODS DAIRY TXCT, LLC

(A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)

STATEMENTS OF EARNINGS

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

(unaudited, in thousands)

	2002	2001
Net sales	$23,409	$30,346

Cost of sales	20,681	29,010

Gross profit	2,728	1,336

Selling, general and administrative expenses	992	1,255

Operating profit (loss)	1,736	81

Other income (expense)	11	(13)

Earnings (loss) before income taxes	1,747	68
Income tax benefit	—	—

NET EARNINGS (LOSS)	$1,747	$68

The accompanying notes are an integral part of these financial statements.

M-FOODS DAIRY TXCT, LLC

(A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)

STATEMENTS OF EARNINGS

(unaudited, in thousands)

	Company		Predecessor
	Nine Months Ended September 30, 2002	Six Months Ended September 30, 2001	Three Months Ended March 31, 2001
Net sales	$67,886	$59,225	$17,644

Cost of sales	62,020	56,569	17,108

Gross profit	5,866	2,656	536

Selling, general and administrative expenses	2,986	2,660	1,712

Operating profit (loss)	2,880	(4)	(1,176)

Other income (expense)	(18)	40	—

Earnings (loss) before income taxes	2,862	36	(1,176)

Income tax expense	—	—	(447)

NET EARNINGS (LOSS)	$2,862	$36	$(729)

The accompanying notes are an integral part of these financial statements.

M-FOODS DAIRY TXCT, LLC

(A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)

STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Company		Predecessor
	Nine Months Ended September 30, 2002	Six Months Ended September 30, 2001	Three Months Ended March 31, 2001

Net cash provided by (used in) operating activities	$4,421	$4,840	$(31)

Cash flows from investing activities:
Capital expenditures	(1,635)	(2,440)	(2,250)

Net cash used in investing activities	(1,635)	(2,440)	(2,250)

Cash flows from financing activities:
Payments on long-term debt	(2,400)	(2,400)	—
Net additional capital invested or (dividends paid)	(386)	—	2,281
Net cash provided by (used in) by financing activities	(2,786)	(2,400)	2,281

Net increase (decrease) in cash and equivalents	—	—	—

Cash and equivalents at beginning of period	—	—	—

Cash and equivalents at end of period	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

M-FOODS DAIRY TXCT, LLC

(A MAJORITY OWNED SUBSIDIARY OF MICHAEL FOODS, INC.)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

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

Merger

On April 10, 2001, Michael Foods, Inc. and its subsidiaries (“Michael Foods”) was acquired in a transaction (the “Merger”) led by an investor group comprised of a management group led by Michael Foods’ Chairman, President and Chief Executive Officer, Gregg Ostrander, affiliates of Jeffrey Michael, a member of the Predecessor Board of Directors, and affiliates of two private equity investment firms, Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated, collectively, M-Foods Investors, LLC.  Under the terms of the Merger agreement, all outstanding shares of Michael Foods common stock were converted into the right to receive $30.10 per share in cash, or value equal thereto, and all outstanding stock options were converted into the right to receive, in cash, $30.10 per share reduced by the exercise price per share for all shares subject to such stock options.  The purchase of the outstanding shares was financed through new equity financing of approximately $175,000,000, a senior secured credit facility of up to $470,000,000 at market-based variable interest rates (effective rate of approximately 6.8% as of September 30, 2002), and $200,000,000 of senior subordinated notes at an 11.75% annual interest rate.

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

Working capital	$7,420,000
Property, plant & equipment	8,980,000
Other assets, including intangibles	1,397,000
Other liabilities	4,800,000

The following unaudited pro forma net sales and net earnings (loss) for the nine months ended September 30, 2001 include results for the three months ended March 31, 2001, which were derived from the application of pro forma adjustments to the Predecessor’s historical statement of earnings, and assumes the Merger had occurred on January 1, 2001.  The net sales and net earnings for the nine months ended September 30, 2002 represent actual results for the period.

	Nine months ended
	September 30, 2002	September 30, 2001
Net sales	$67,886,000	$76,869,000
Net earnings (loss)	2,862,000	(537,000)

NOTE B — BASIS OF PRESENTATION

The Predecessor Statements of Earnings and Cash Flows for the three months ended March 31, 2001 have been prepared from the historical books and records of Michael Foods.  The respective Statements of Earnings include an allocation of general and administrative costs incurred by Michael Foods and allocations from this Operating Unit to the other Dairy LLC operating unit, M-Foods Dairy, LLC. The accompanying unaudited financial statements and footnote information of the Company as of and for the six month period ended September 30, 2001 and the three and nine month periods ended September 30, 2002, have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the SEC using the adjusted cost basis of assets and liabilities of the Company.  In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations and cash flows for the periods indicated.  The Unit’s financial statements include an allocation for general and administrative costs incurred by Michael Foods.  Management believes its allocations to these Operating Unit financial statements are reasonable.  Additionally, Operating Unit equity includes the cumulative net advances between the Operating Unit and Michael Foods, which are considered additional capital invested from or, constructive dividends to, Michael Foods.  Accordingly, the accompanying financial statements may not necessarily be indicative of the results that could have been obtained if the Operating Unit had been operated as a stand-alone entity.  The historical results of the Company and Predecessor for the periods indicated are not necessarily indicative of the results of the Company for a full year.

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

NOTE C – INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Inventories consisted of the following:

	September 30, 2002	December 31, 2001
Raw materials and supplies	$2,416,000	$1,880,000
Work in process and finished goods	1,986,000	1,435,000
	$4,402,000	$3,315,000

NOTE D – ADOPTION OF NEW ACOUNTING POLICIES

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

As a result of adopting SFAS No. 141 and SFAS No. 142, the Company’s accounting policies for goodwill and intangible assets changed effective January 1, 2002 as described below:

Goodwill

The Company recognizes the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed as goodwill.  The Company had no goodwill as of September 30, 2002 or December 31, 2001.  If goodwill is acquired in the future, it will be tested for impairment on an annual basis and between annual tests whenever there is an impairment indicated.  Impairment losses will be recognized whenever the implied fair value is less than the carrying value of the related asset.

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

Acquired intangible assets of the Company that have been determined to have a definite life and continue to be amortized as of September 30, 2002 are as follows:

	Gross Carrying Amount	Accumulated Amortization
Non-compete	$1,397,000	$(738,000)

The aggregate amortization expense for the nine months ended September 30, 2002 was approximately $398,000 and was approximately $256,000 for the six months ended September 30, 2001.  The Predecessor had amortization expense of $500,000 during the period ended March 31, 2001.  The estimated amortization expense for the years ended December 31, 2002 through December 31, 2003 is as follows:

For the Years Ended December 31,
2002	$529,000
2003	529,000

Other New Pronouncements

On January 1, 2002, the Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The adoption of SFAS 144 did not have a material effect on the Company’s financial statements.

In addition, the Company adopted Emerging Issues Task Force (EITF) Issue No. 00-25, Vendor Income Statement Characterization of Consideration to a Reseller on the Vendors Products, effective January 1, 2002.  The adoption of EITF Issue 00-25 did not have a material effect on the Company’s financial statements.  In addition, we adopted EITF Issue No. 01-09, Accounting for Consideration given by a Vendor to a Customer (including a Reseller of the Vendor's Products), effective January 1, 2002.  The adoption of EITF Issue No. 01-09 did not have a material effect on our consolidated financial statements.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

RESULTS OF OPERATIONS

Readers are directed to Note H - Business Segments for data on the unaudited financial results of our four business segments for the three months ended September 30, 2002 and September 30, 2001.

Net sales for the 2002 period were $293,954,000, a decrease of 2% compared to net sales of $299,225,000 in the 2001 period. Net sales decreased because of the factors discussed in the below divisional reviews, but were lower in the 2002 period due largely to deflationary impacts in two divisions, lower unit sales in another division, and intentionally lower Company-wide shell egg unit sales.

Egg Products Division net sales for the 2002 period reflected slightly decreased core unit sales, which were offset by the sales impact of an egg products acquisition (see Note B). Two of our largest categories, extended shelf-life liquid eggs and precooked items, saw unit sales decline slightly, reflecting generally soft foodservice sales. Egg substitutes, hard cooked items and frozen eggs all experienced unit sales increases, though such gains did not offset the declines elsewhere. Pricing for our egg products was slightly lower than 2001 period levels. Graded shell egg prices increased approximately 10% compared to third quarter 2001 levels, as reported by Urner Barry Publications - a widely quoted industry pricing service. Related egg market increases raised the cost of purchased eggs moderately.

Approximately two-thirds of the Egg Products Division’s annual egg needs are purchased under contracts or in the spot market. A substantial majority of these eggs are priced according to the cost of grain inputs or to egg market prices as reported by Urner Barry. Approximately one-third of annual egg needs are sourced from internal flocks, where feed costs typically represent roughly two-thirds of the cost of producing such eggs. Feed costs were higher in the 2002 period, compared to the 2001 period, particularly for corn. Because of higher open market egg prices and higher feed costs, overall egg costs increased moderately in the 2002 period, as compared to the 2001 period.  Despite these factors, production efficiencies and cost controls held egg products margins close to 2001 period levels.  Also, improvements were seen with industrial products collectively, which had been experiencing weak margins and, at times, losses, but which showed a margin recovery in the 2002 period. In total, divisional operating earnings increased slightly in the 2002 period, with a contribution from the acquired business.

Refrigerated Distribution Division net sales for the 2002 period reflected lower unit sales.  However, excluding the intentional decline in shell egg sales, unit sales rose slightly for distributed products. Deflation was also a factor in the divisional dollar sales decline, with butter prices, in particular, down sharply (approximately 50%) from 2001 period levels. Despite lower dollar sales, divisional earnings rose sharply from depressed 2001 levels, with the important cheese category accounting for much of the improvement. Cheese unit sales rose year-over-year, while a decline in product costs, combined with favorable wholesale price points, allowed for improved gross, and operating profit, margins.

Dairy Products Division net sales for the 2002 period reflected higher unit sales, due mainly to strong creamer and ice cream mix product sales, which were more than offset by deflationary impacts from the national butterfat market. Along with the lower divisional sales, operating costs were higher than expected at one of our three dairy plants, which resulted in reduced margins and earnings for the division. Operating cost matters are being addressed, with improvements expected in the current quarter and thereafter.

Potato Products Division net sales for the 2002 period reflected unit sales increases in all product categories. Sales were particularly strong for mashed items – both at retail and at foodservice. New account activity, same-account sales growth and higher marketing spending levels all contributed to the sales gain. The operating profit increase reflected the sales growth, improved operating costs and a recovery of foodservice category earnings from near break-even levels in the 2001 period to meaningful profitability in the 2002 period.

The strong increase in our gross profit margin for the 2002 period, compared to the 2001 period, reflected the factors discussed above, particularly sales mix improvements, decreased raw material costs in certain divisions and generally improved operating costs. It is our strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products’ contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins in most periods.

Selling, general and administrative expenses declined slightly as a percent of sales in the 2002 period, as compared to the results of the  2001 period, reflective of our cost control efforts across all divisions.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

RESULTS OF OPERATIONS

Readers are directed to Note H - Business Segments for data on the unaudited financial results of the Company’s and the Predecessor’s four business segments and must combine 2001 periods to evaluate the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2002.

Net sales in the 2002 period were $862,136,000, a decrease of less than 1% compared to net sales of $869,961,000 for the Company and the Predecessor in the 2001 period. Net sales decreased because of the factors discussed in the below divisional reviews, but were slightly lower in the 2002 period due largely to lower unit sales in two divisions.

Egg Products Division net sales for the 2002 period reflected decreased unit sales and slight deflation for industrial egg products, with the former related mainly to planned shell egg sales decreases and the latter tied to weaker pricing in the national industrial egg products market. Unit sales rose for egg substitutes, hard cooked items and precooked products, and declined slightly for other products. Graded shell egg prices were unchanged compared to levels in the 2001 period, as reported by Urner Barry Publications.

Approximately two-thirds of the Egg Products Division’s annual egg needs are purchased under contracts or in the spot market. A substantial majority of these eggs are priced according to the cost of grain inputs or to egg market prices as reported by Urner Barry. Approximately one-third of annual egg needs are sourced from internal flocks, where feed costs typically represent roughly two-thirds of the cost of producing such eggs. Feed costs were higher in the 2002 period, compared to the 2001 period, due mainly to higher prices for corn. Overall, egg costs increased slightly in the 2002 period.  Production efficiencies and cost controls helped raise margins for certain egg products, particularly egg substitutes, precooked products, hard cooked products and dried products, and increased divisional margins and operating earnings in total.

Refrigerated Distribution Division net sales for the 2002 period reflected lower unit sales, especially in the key cheese category. Unit sales were down due to several factors, including a national trend whereby private label cheeses are taking market share from branded cheeses, generally weak retail grocery sales, and store closures by certain grocery chains served by the Division. Cheese pricing increased year-over-year, but our cheese sourcing costs rose more rapidly than did our selling prices during the first half of 2002.  This was largely due to hedging activities that resulted in significant cheese ownership at above-market levels. During the third quarter of the current year, such excess hedging no longer existed and cheese margins recovered significantly. This improvement was sufficient to increase divisional operating earnings and margins for the 2002 nine month period, as compared to 2001 period levels.

Dairy Products Division net sales for the 2002 period reflected higher unit sales, due mainly to strong creamer and specialty cartoned product sales, which more than offset a slight decline in per gallon selling prices. The combination of sales growth and reduced ingredient costs raised gross profit margins significantly. However, operating profit declined in the 2002 period compared to the 2001 period due to the inclusion of an insurance settlement of approximately $3,217,000 in the 2001 period.

Potato Products Division net sales for the 2002 period reflected unit sales increases in all product categories. Sales were particularly strong for mashed items – both at retail and at foodservice. New account activity, same-account sales growth and higher marketing spending levels all contributed to the sales gain. The operating profit increase in the 2002 period reflected improved operating costs, the impact of a favorable sales mix, with retail sales rising as a percent of the divisional total, and a recovery of foodservice category earnings from modest profitability in the 2001 period, to meaningful profitability in the 2002 period.

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

Selling, general and administrative expenses decreased as a percent of sales in the 2002 period, as compared to the results of the 2001 period. However, within the 2001 period the Predecessor recorded non-recurring  expenses related to the Merger for financial, legal, advisory and regulatory filing fees. These expenses of  $11,050,000 are reflected in the Predecessor Consolidated Statement of Earnings for the three months ended March 31, 2001 as transaction expenses. Exclusive of these one-time transaction expenses, selling, general and administrative expenses increased slightly as a percent of sales in the 2002 period as compared to the 2001 period. This increased expense ratio reflected higher expenses to support retail and foodservice marketing efforts and broadened sales efforts, and for our centralized purchasing department.

GENERAL

Certain of our products are sensitive to changes in commodity prices. Value-added egg products, such as extended shelf-life liquid and precooked products, account for approximately 60% of the Egg Products Division’s net sales. The remainder of Egg Products Division sales is derived from the sale of other egg products and shell eggs, which vary from being very commodity-sensitive to somewhat value-added. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Graded shell egg pricing in the 2002 nine month period was approximately unchanged from 2001 levels, as measured by a widely quoted pricing service, while feed costs rose moderately year-over-year. Gross profit margins for extended shelf-life liquid eggs, egg substitutes, and precooked and hard cooked egg products are less sensitive to commodity price fluctuations than are other egg products or shell eggs. Our Refrigerated Distribution Division derives approximately 75% of its net sales from refrigerated products produced by others, thereby reducing the effects of commodity price swings. The balance of refrigerated distribution sales are mainly from shell eggs, some of which are produced by the Egg Products Division, sold on a distribution, or non-commodity, basis.

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

We invested $4,991,000 in capital expenditures during the three months ended September 30, 2002 and $19,255,000 during the nine months ended September 30, 2002.  We plan to spend approximately $10,000,000 on capital expenditures in the fourth quarter of 2002.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) in the 2002 nine month period were $113,871,000, an increase of 7% compared to the Company’s and Predecessor’s combined $106,194,000 in the comparable 2001 period. EBITDA increased because of the factors discussed in the above results of operations divisional reviews. We believe that EBITDA is a relevant measurement of our financial results, as it is indicative of the relative strength of our cash flows and is a key measurement contained in the financial covenants of our senior indebtedness. In addition, as a highly leveraged company, the holders of our debt have a significant interest in our cash flows. We compute EBITDA as it is defined in our senior credit agreement (see Exhibit 10.1 of our Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 18, 2001). This definition may not be comparable to that used by other companies reporting similar financial information.

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

We have a senior secured credit facility with numerous banks, other financial institutions and investment groups, which totaled $470,000,000 at the time of the Merger. At September 30, 2002, there was $10,000,000 borrowed under the $100,000,000 line of credit portion of this facility, while the term A portion therein approximated $79,400,000 and the term B portion approximated $245,600,000.  Subsequent to the period reported on herein, we made a voluntary prepayment of our term debt (both the term A and B portions) in the combined amount of $21,900,000 on October 1, 2002.

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

The indenture governing the notes, among other things, (a) restricts the ability of the issuer and its subsidiaries, including the guarantors of the notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, (b) prohibits certain restrictions on the ability of certain of the issuer’s subsidiaries, including the guarantors of the notes, to pay dividends or make certain payments to the issuer and (c) places restrictions on the ability of the issuer and its subsidiaries, including the guarantors of the notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the issuer. The indenture related to these notes and the senior credit facility also contain various covenants, which limit our discretion in the operation of our businesses.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the nine month period ended September 30, 2002.

PART II - OTHER INFORMATION

ITEM 4.  CONTROLS AND PROCEDURES

a.  Evaluation of disclosure controls and procedures.

Under the supervision, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c)/15d-14(c) under the Exchange Act) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

b.  Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 5.  OTHER INFORMATION

On August 26, 2002, we acquired the egg products assets of Canadian Inovatech Inc.  This entity’s results of operations have been included in our operating results since the date of the asset purchase.  Also, as a result of this asset purchase, we now own 67%, rather than 33%, of a Canadian egg products joint venture – Trilogy Egg Products, Inc.  Hence, Trilogy became a consolidated entity under our financial reporting as of the date of the asset purchase.

On September 24, 2002, we announced the retention of U.S. Bancorp Piper Jaffray to assist in the possible sale of our Crystal Farms Refrigerated Distribution Company subsidiary.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)        Reports on Form 8-K

We filed a Form 8-K on July 25, 2002 regarding a news release issued to our debt holders pertaining to our financial results for the three months and six months ended June 30, 2002.

We filed a Form 8-K on August 14, 2002 regarding a news release issued to our debt holders pertaining to our announcement that we had a pending acquisition of an egg products business.

We filed a Form 8-K on August 23, 2002 regarding a change to our independent accountant.

We filed a Form 8-K on September 24, 2002 regarding the retention of U. S. Bancorp Piper Jaffray to assist in the possible sale of our Crystal Farms Refrigerated Distribution Company subsidiary.

We filed a Form 8-K/A on September 25, 2002 regarding a change to our independent accountant.

Subsequent to the reporting period herein, we filed a Form 8-K on November 8, 2002 regarding a news release issued to our debt holders pertaining to our financial results for the three months and nine months ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL FOODS, INC.
(Registrant)

Date: November 12, 2002	By:	/s/ Gregg A. Ostrander
Gregg A. Ostrander
(Chairman, President and Chief Executive Officer)

Date: November 12, 2002	By:	/s/ John D. Reedy
John D. Reedy
(Executive Vice President, Treasurer, Chief Financial Officer and Principal Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

I, Gregg A. Ostrander, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Michael Foods, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to  make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Gregg A. Ostrander
Gregg A. Ostrander
Chairman, President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

I, John D. Reedy, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Michael Foods, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to  make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ John Reedy
John D. Reedy
Executive Vice President, Treasurer and
Chief Financial Officer