Form 10-K
period 2002-12-31
MICHAEL FOODS INC /MN
filed 2003-03-21
CIK 768158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 333-63722

MICHAEL FOODS, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0498850
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

401 Carlson Parkway Suite 300 Minnetonka, Minnesota	55305
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (952) 258-4000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in exchange Act Rule 12b-2). ☐ Yes  ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐  Not applicable

The Registrant’s common stock is not publicly traded.

PART I

ITEM 1 – BUSINESS

FORWARD-LOOKING STATEMENTS

Certain items herein are “forward-looking statements.” Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future sales or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, our competitive strengths and weaknesses, our business strategy and the trends we anticipate in the industries and economies in which we operate and other information that is not historical information and, in particular, appear under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used herein, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but there can be no assurance that our expectations, beliefs and projections will be realized.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-K include changes in domestic and international economic conditions. Additional risks and uncertainties include variances in the demand for our products due to consumer and industry developments, as well as variances in the costs to produce such products, including normal volatility in egg, feed, and dairy products costs. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

GENERAL

Michael Foods, Inc. and its subsidiaries (the “Company”, “we”, “us”, “our”) is a diversified producer and distributor of food products in four areas - egg products, refrigerated distribution, dairy products, and potato products. We believe, through our Egg Products Division, we are the largest producer of processed egg products in North America. The Refrigerated Distribution Division distributes a broad line of refrigerated grocery products to retail grocery outlets, including cheese, shell eggs, bagels, butter, margarine, muffins, potato products, juice and ethnic foods. The Dairy Products Division processes and distributes soft-serve mix, ice cream mix, and extended shelf-life ultrapasteurized milk, creamers and other specialty dairy products to domestic quick service businesses and other foodservice outlets, ice cream manufacturers and others. The Potato Products Division processes and distributes refrigerated potato products sold to the foodservice and retail grocery markets in the United States. Please see Note J to our consolidated financial statements for additional information about our business segments.

Our strategy is to grow value-added food product sales, primarily in the foodservice market, by focusing on developing, marketing and distributing innovative, refrigerated products. The key to this strategy is “value-added”, whether that is in the product, the distribution channel or in the service provided to customers.

In April 2001, we were acquired by an investor group comprised of a management group led by our Chairman, President and Chief Executive Officer, affiliates of Jeffrey Michael, a director of the Company, and two private equity investment firms through the merger of Michael Foods Acquisition Corp. with and into Michael Foods, Inc. (the “Merger”). The “Predecessor” refers to Michael Foods, Inc. prior to the Merger.

EGG PRODUCTS DIVISION

The Egg Products Division, comprised of M. G. Waldbaum Company (“Waldbaum”), Papetti’s Hygrade Egg Products, Inc. (“Papetti’s”), and MFI Food Canada, Ltd., produces, processes and distributes numerous egg products and shell eggs. Collectively, the three subsidiaries are also known as the Michael Foods Egg Products Company. We believe that the Egg Products Division is the largest egg products producer and the third largest egg producer in North America. Principal value-added egg products are ultrapasteurized, extended shelf-life liquid eggs (“Easy Eggs(R)”, “Table Ready(TM)”), and "Excell."egg white-based egg substitutes (“Better ‘n Eggs(TM)”, “Table Ready(TM)”, and “All Whites(TM)”), hardcooked and precooked egg products. Other egg products include frozen, liquid and dried egg whites, yolks and whole eggs. The Division is the largest supplier of extended shelf-life liquid eggs, precooked egg patties and omelets, dried, and hardcooked eggs in the United States and is a leading supplier of frozen and liquid whole eggs, whites and yolks.

The Division distributes its egg products to food processors and foodservice customers primarily throughout the United States, with some international sales in the Far East, South America and Europe. The largest selling product line within the Division, extended shelf-life liquid eggs, and other egg products are marketed nationally to a wide variety of foodservice and industrial customers. The Division also is a leading supplier of egg white-based egg substitutes sold in the U.S. retail and foodservice markets. Most of the Division’s annual shell egg sales are made to our Refrigerated Distribution Division, which, in turn, distributes them throughout its 30 state territory.

In 2002, the Division derived approximately 97% of net sales from egg products, with 3% of net sales coming from shell eggs. Pricing for shell eggs and certain egg products in the United States reflects levels reported by Urner Barry Spot Egg Market Quotations (“Urner Barry”), a recognized industry publication. Prices of certain valued-added products, such as extended shelf-life liquid eggs, egg substitutes, and hardcooked and pre-cooked egg products, typically are not significantly affected by Urner Barry quoted price levels. Such products accounted for approximately 60% of the Division’s 2002 sales. Prices for the Division’s other products, including frozen, short shelf-life liquid, certain dried products and, particularly, shell eggs, are significantly affected by frequently changing market levels as reported by Urner Barry.

In 2002, approximately 30% of the Division’s egg needs were satisfied by production from Company-owned hens, with the balance being purchased under grower contracts and in the spot market. The cost of eggs from Company-owned facilities is largely dependent upon the cost of feed. Additionally, for an increasing proportion of eggs purchased under grower contracts, the egg cost is determined by the cost of feed, as the contracts are priced using a formula based upon the underlying feed costs. For the larger proportion of eggs purchased under grower contracts, plus eggs purchased in the spot market, the egg cost is determined by normal market forces. Such costs are largely determined by reference to Urner Barry quotations. Historically, feed costs have generally been less volatile than have egg market prices and internally produced eggs generally are lower in cost than are externally sourced eggs. Key feed costs, such as corn and soybean meal, are partially hedged through the use of futures and other purchase contracts. There is no market mechanism for hedging egg prices.

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

The Division’s principal egg processing plants are located in New Jersey, Minnesota, Nebraska, Pennsylvania, Iowa, Manitoba and Ontario. Certain of the Division’s facilities are fully integrated from the production and maintenance of laying flocks through the processing of egg products. Fully automated laying barns, housing approximately 13,000,000 producing hens, are located in Nebraska, Minnesota and South Dakota, of which approximately 1,600,000 are housed in contract facilities. Major laying facilities also maintain their own grain and feed storage facilities. Further, the production of approximately 7,500,000 hens is under long-term supply agreements, with an additional 21,000,000 hens under shorter-term agreements. The Division also maintains facilities with approximately 2,800,000 pullets located in Nebraska and Minnesota.

REFRIGERATED DISTRIBUTION DIVISION

The Refrigerated Distribution Division, comprised of Crystal Farms Refrigerated Distribution Company (“Crystal Farms”) and Wisco Farm Cooperative, distributes a wide range of refrigerated grocery products directly to retailers and to wholesale warehouses. The Division believes that its strategy of offering quality branded products at a good value relative to national brands has contributed to its growth. These distributed refrigerated products, which consist principally of cheese, eggs, bagels, butter, margarine, muffins, potato products, juice and ethnic foods, are supplied by vendors, or other divisions of the Company, to the Division’s specifications. Cheese accounts for approximately 61% of divisional annual sales. While we do not produce cheese, we operate a cheese packaging facility in Lake Mills, Wisconsin, which processes and packages various cheese products for our Crystal Farms brand cheese business and for private label customers.

The Division has expanded its market area using both company-owned and leased resources and independent distributors. The Division’s market area includes 30 states primarily in the central United States. Retail locations carrying the Division’s products approximate 4,500 stores, though a majority are served via customers’ warehouses. In 2002, sales to the warehouse operations of SUPERVALU, Inc., and to its owned and franchised stores, represented approximately 41% of divisional sales. The Division maintains a fleet of refrigerated tractor-trailers to deliver products daily to its retail customers from ten distribution centers located centrally in its key marketing areas.

DAIRY PRODUCTS DIVISION

The Dairy Products Division, comprised of Kohler Mix Specialties, Inc. (“Kohler”), Kohler Mix Specialties of Connecticut, Inc., Midwest Mix, Inc., M-Foods Dairy, LLC, and M-Foods Dairy TXCT, LLC, processes and sells soft-serve mix, ice cream mix, frozen yogurt mix, creamers, milk and specialty dairy products, many of which are ultra-high temperature (“UHT”) pasteurized products. The Division sells its products throughout much of the United States from processing facilities in Minnesota, Texas and Connecticut.

UHT processing is designed to produce bacteria-free products with delicate flavors, such as milk, ice cream mixes and specialty dairy products such as coffee creamers, whipping cream, half and half and cordials. Many of the Division’s products have an extended shelf-life of up to ninety days, which extends the trade territory that can be effectively served by the Division to include most of the United States.

Soft-serve, frozen yogurt and ice cream mixes are made to customers’ specifications. Currently, the Division produces approximately 100 different formulations. We believe the customization of high quality products and high customer service levels are critical to the Division's business.

The Division has approximately 500 customers, including branded ice cream manufacturers, quick service restaurants, other foodservice outlets and independent ice cream retailers. The Division’s top five customers represented approximately 60% of 2002 divisional sales volume. Most of the Division’s sales are to customers who purchase products on a cost-plus basis. This includes sales to most of the large quick service restaurant chains operating in its market areas. Sales of soft-serve, milk shake, and ice cream mixes are more seasonal than the Company’s other products, with higher sales volume occurring between April and October. The addition of other specialty dairy products in recent years, such as non-refrigerated dairy creamers and cartoned items, has somewhat offset the impact on the Division’s sales and earnings from this seasonality.

POTATO PRODUCTS DIVISION

Refrigerated potato products are produced and sold by Northern Star Co. (“Northern Star”) and Farm Fresh Foods, Inc. (“Farm Fresh”) to both the foodservice and retail markets. Products consist of shredded hash browns and diced, sliced, mashed, and other specialty potato products. In 2002, approximately 61% of the Potato Products Division’s net sales were to the foodservice market, with the balance to the retail market.

The Division maintains its main processing facility in Minnesota, with a smaller facility located in Nevada. The Division typically purchases approximately 90%-95% of its annual potato requirements from contract producers. The balance of potato requirements are purchased on the spot market. The Division maintains a high percentage of its contracted supply from irrigated fields and also has geographical diversification of its potato sources. However, weather remains an important factor in determining raw potato prices and quality. Variations in the purchase price and/or quality of potatoes can affect the Potato Products Division’s operating results.

SALES, MARKETING AND CUSTOMER SERVICE

Each of our four divisions has developed a marketing strategy, which emphasizes high quality products and customer service. Michael Foods Sales, an internal sales group, coordinates the foodservice and retail sales of the Egg Products, Dairy Products and Potato Products divisions, primarily for national and regional accounts, and is supported by a centralized order entry and customer service staff. The consolidations of the historically distinct egg products sales groups, and related customer service groups, were completed in 2001. A group of foodservice brokers is used by Michael Foods Sales to supplement its internal sales efforts. Further, the Egg Products Division utilizes a separate broker group for the retail market and maintains a small sales group which handles certain industrial egg product sales. We have a marketing staff which executes marketing plans in the foodservice market and a smaller marketing staff which handles retail marketing plans, with additional resources available from outside agencies and consultants as needed.

The Refrigerated Distribution Division’s internal and external sales personnel obtain orders from retail stores which are usually placed no more than one day ahead of the requested delivery date. The Division’s marketing efforts are primarily focused on in-store and co-op advertising programs, which are executed with grocers on a market-by-market basis. During 2002, Crystal Farms increased its consumer support programs, with largely favorable sales volume results. The Egg Products Division also has consumer support programs to support its egg products sold in the retail market.

ACQUISITIONS

We have made many acquisitions and anticipate that we will continue to make acquisitions as part of our strategic plan. We made one acquisition in 2002.  We bought the egg products assets of Canadian Inovatech Inc. This acquisition, along with the effect of a consolidation of a previous joint venture, is expected to add approximately $60 million to our net sales in 2003.  There were no acquisitions in 2001.

CUSTOMERS

Our foodservice sales are primarily made under long-standing preferred supplier relationships with a majority of our customers. Our customers include each of the major broad-line foodservice distributors and most national restaurant chains that serve breakfast. The major customers in each of the market channels include leading foodservice distributors, such as Sysco and U.S. Foodservice (each more than 10% of our consolidated  net sales), national restaurant chains, such as  Burger King and International House of Pancakes, and major industrial ingredient customers, such as General Mills/Pillsbury and Unilever Bestfoods.

COMPETITION

All aspects of our businesses are extremely competitive. In general, food products are price sensitive and affected by many factors beyond our control, including changes in consumer tastes, fluctuating commodity prices, changes in supply due to weather, production variances and feed costs.

Our Egg Products Division is considered the largest egg products processor and the third largest egg producer in North America. The Egg Products Division competes with many suppliers of egg products and eggs. While the shell egg industry is highly fragmented, the egg products sector is less fragmented, as there has been a trend toward consolidation in recent years and further consolidation in the industry is expected. Other major egg producers include Cal-Maine Foods, Inc. and Rose Acre Farms, Inc. We believe our Egg Products Division is among the lowest cost egg producers in the United States. We believe that Easy Eggs’ (R) and Table Ready’s (TM) salmonella-negative aspects, extended shelf-lives and ease of use are significant competitive advantages in the foodservice and industrial food markets for eggs. We believe our largest competitor in egg products is the Sunny Fresh Foods, Inc. subsidiary of Cargill, Inc.

Our Refrigerated Distribution Division competes with the refrigerated products of other suppliers such as Beatrice Companies, Inc. (a subsidiary of ConAgra Foods, Inc.), Kraft Foods, Inc., Land O’ Lakes, Inc., and Sargento Cheese Company, Incorporated. The Division believes that its emphasis on a high level of service and lower-priced branded products has enabled it to compete effectively in its market area with larger national brand companies.

We believe the Dairy Products Division provides a significant amount of the soft-serve mix, and a significant percentage of ice cream mix, sold in Minnesota and Wisconsin. Kohler also has a large percentage of the UHT soft-serve mix and UHT fluid milk business with quick service restaurant chains in the central and eastern United States. Competitors mainly include local dairies utilizing conventional pasteurization and regional dairies with UHT products.  In certain lines, we compete with Dean Foods Co., a national dairy products producer.

The Potato Products Division has a leading market share in refrigerated potato products sold in the United States foodservice and retail markets, where competitors are generally smaller, local or regional companies. One refrigerated potato products competitor, Reser’s Fine Foods, Inc., has a national presence. Certain companies in the frozen potato products business, such as Ore-Ida Foods, Inc. (a subsidiary of H. J. Heinz Co.) and Lamb-Weston, Inc. (a subsidiary of ConAgra, Inc.), also sell frozen versions of potato products which are sold by the Division in refrigerated form.

PROPRIETARY TECHNOLOGIES AND TRADEMARKS

We use a combination of patents, trademarks and trade secrets to protect the intellectual property for our products. We own proprietary patents, and we have exclusive license agreements for several patents and technologies. In 1988, we entered into an exclusive license agreement to use patented processes developed and owned by North Carolina State University involving the ultra-pasteurization of liquid eggs. The patents licensed to us under this agreement expire between 2006 and 2010. Our license to use these patents will continue until the expiration of the patents. This patented process produces liquid eggs that are salmonella and listeria-negative, as defined by federal law, and extend the shelf-life of liquid eggs from less than two weeks to over ten weeks.

We also own an exclusive license to use a patented process, owned and developed by the University of Missouri, to eliminate salmonella from shell eggs. This patent expires in 2016. Our license to use this patent will continue until the expiration of the patent. We currently use this technology for processing in-shell pasteurized eggs sold through our refrigerated distribution division. We also have acquired licenses to other patents and technology from other third parties, including the University of Nebraska.

We believe that certain of our competitors infringe upon some of our patents and the patents licensed to us. Along with North Carolina State University, we have initiated litigation against several processors of competing liquid egg products claiming infringement of the original and subsequent related process and product patents licensed to us by North Carolina State University with respect to ultra-pasteurized liquid egg production. In 1992, a jury in the United States District Court for the Middle District of Florida found the original patent to be valid and that a processor, Bartow Food Co., willfully and deliberately infringed one of the patents. In another action, the United States District Court for the District of New Jersey found in 1992 and 1993 that Papetti’s had infringed certain of the patents and that the licensed patents are valid and enforceable. In 1994, the United States Court of Appeals for the Federal Circuit upheld this judgment. In 1993, Nulaid Foods, Inc. sought a declaratory judgment that the licensed patents are invalid. This action was subsequently settled and, in 2000, Nulaid Foods conceded the validity and enforceability of the patents, as well as their past infringement of the patents. Nulaid Foods is currently using the patented process by operating under a sublicense agreement. In 1996, reissue and reexamination proceedings were initiated by us and our competitors with the U.S. Patent and Trademark Office, or PTO, seeking to determine the scope and validity of some of the patents that we license from North Carolina State University. The PTO ruled that the claims in the licensed patents are valid and in full force and effect. In 2000, Sunny Fresh Foods, Inc., a division of Cargill, Inc., filed an action seeking declaratory judgment that Sunny Fresh Foods does not infringe upon the licensed patents and that the licensed patents are invalid. We have filed a counter claim alleging that Sunny Fresh Foods has infringed the patents. For more information, see Item 3—Legal Proceedings.

Although we actively pursue patent infringement litigation, we do not believe that the expiration of these patents will have a material adverse affect on our business or market share within these product segments because of our strong market position, combined with the fact that we believe our largest competitor is currently infringing on these patents.

The Egg Products Division maintains numerous trademarks and/or trade names for its products, including “Logan Valley,” “Wakefield,” “Sunny Side Up,” “Michael Foods,” “Deep Chill,” “MGW,” “Simply Eggs Brand,” “Better `n Eggs,” “All Whites,” “Chef’s Omelet Brand,” “Express Eggs,” “Quaker State Farms,” “Broke N’ Ready,” “Canadian Inovatech,” “Centromay” (trademark pending), “Centrova,” “Emulsa,” and “Inovatech.” Ultra-pasteurized liquid eggs are marketed using the “Easy Eggs,” “Table Ready,” and “Excelle” trade names.

Within the Potato Products Division, Northern Star Co. markets its refrigerated potato products to foodservice customers under a variety of brands, including “Northern Star,” “Farm Fresh” and “Quality Farms.” The “Simply Potatoes” and “Diner’s Choice” brands are used for retail refrigerated products.

Refrigerated Distribution Division products are marketed principally under the “Crystal Farms” trade name.  The Dairy Products Division does not have significant trade names.

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

Crystal Farms’ cheese and butter products and the Dairy Products Division’s various dairy products are affected by milk price supports established by the USDA. The support price serves as an artificial minimum price for these products, which may not be indicative of market conditions that would prevail if such supports were abolished.

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

The constitution empowers the Nebraska Attorney General, or if the Attorney General fails to act, a Nebraska citizen, to obtain a court order to, among other things, force a divestiture of land held in violation of this constitutional provision. If land subject to such a court order is not divested within a two-year period, the constitutional provision directs the court to declare the land escheated, or forfeited, to the State of Nebraska. We are not aware of any proceedings under this approximately 75 year-old constitutional provision pending or threatened against us or any other companies engaging in farming or ranching activities in Nebraska. We believe that we have adequate contingency arrangements in place in the event a determination is made that we engage in farming and/or ranching activities proscribed by the Nebraska constitution. Until the scope of such provision has been clarified by further judicial, legislative, or executive action, there can be no assurance as to the effect, if any, that it may have on our Egg Products Division.

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

We have made, and will continue to make, expenditures to maintain our compliance with environmental requirements. We have upgraded the wastewater treatment system at our Klingerstown, Pennsylvania facility and agreed to pay the city of Lenox, Iowa the cost to construct and operate a wastewater treatment plant used by our facility located there. We believe that these expenditures will reduce the risk of wastewater violations at these facilities. In addition, we updated our wastewater treatment system at our egg production facility in Bloomfield, Nebraska in 2002. Assessments of our wastewater treatment systems at the Egg Products Division’s facility in Gaylord, Minnesota and the Dairy Products Division’s facility in White Bear Lake, Minnesota are also underway. We may elect to upgrade the wastewater controls at these facilities or we may be required to upgrade such controls at these or other facilities in the future. However, we do not anticipate making any material capital expenditures for environmental controls for the foreseeable future.

EMPLOYEES

At December 31, 2002, we had approximately 4,371 employees. Of this total, the Egg Products Division employed approximately 2,975 full-time and 252 part-time employees, with 17 of these employees represented by the Teamsters Union. The Potato Products Division employed approximately 262 persons, approximately 180 of which were represented by the Bakery, Laundry, Allied Sales Drivers and Warehousemen Union, which is affiliated with the Teamsters. The Dairy Products Division employed approximately 292 people, approximately 92 of which were represented by the Milk Drivers and Dairy Employees Union. The Refrigerated Distribution Division employed approximately 450 employees, none of whom are represented by a union. The Michael Foods corporate, sales, distribution and customer service and information systems groups collectively employed approximately 140 people at December 31, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

See Item 10 — Directors and Executive Officers of the Registrant.

ITEM 2 – PROPERTIES

FACILITIES

CORPORATE. We maintain leased space for our corporate headquarters in suburban Minneapolis, Minnesota. Leased space within the same building houses the headquarters, financial and administrative services staffs of the Egg Products, Potato Products and Dairy Products divisions, as well as our customer service, distribution, sales, marketing and information services groups. We relocated all such staffs to our present location in mid-2002 in order to enhance work flow and communications among our foodservice businesses.

EGG PRODUCTS DIVISION. The following table summarizes information relating to the primary facilities of our Egg Products Division:

LOCATION	PRINCIPAL USE	SIZE (SQUARE FEET)	OWNED/ LEASED
Elizabeth, New Jersey	Processing	75,000	Leased
Elizabeth, New Jersey	Processing	125,000	Leased
Bloomfield, Nebraska	Processing	80,000	Owned
LeSueur, Minnesota	Processing	29,000	Owned
Wakefield, Nebraska	Processing	380,000	Owned
Klingerstown, Pennsylvania	Processing and Distribution	139,000	Leased
Klingerstown, Pennsylvania	Processing and Distribution	19,000	Leased
Lenox, Iowa	Processing and Distribution	143,000	Owned
Gaylord, Minnesota	Processing and Distribution	230,000	Owned
Elizabeth, New Jersey	Sales and Distribution	80,000	Leased
Bloomfield, Nebraska	Egg Production	619,000	Owned
Wakefield, Nebraska	Egg Production	658,000	Owned
LeSueur, Minnesota	Egg Production	345,000	Owned
Gaylord, Minnesota	Egg Production	349,000	Owned
Gaylord, Minnesota	Pullet Houses	130,000	Owned
Wakefield, Nebraska	Pullet Houses	432,000	Owned
Plainview, Nebraska	Pullet Houses	112,000	Owned
Winnipeg, Manitoba	Processing	102,000	Leased
St. Mary’s, Ontario	Processing	42,000	Leased
Mississauga, Ontario	Distribution	8,000	Leased
Abbotsford, British Columbia	Sales Office	5,000	Leased

The Egg Products Division also owns or leases, primarily for egg production operations, approximately 1,600 acres of land in Nebraska and Minnesota.

POTATO PRODUCTS DIVISION. The Potato Products Division owns a processing plant and land located in Minneapolis, Minnesota, consisting of approximately 175,000 square feet of production area. The division leases a building in North Las Vegas, Nevada consisting of approximately 31,000 square feet.

DAIRY PRODUCTS DIVISION. The Dairy Products Division’s facilities in White Bear Lake, Minnesota, consist of three owned buildings, with the main plant containing approximately 95,000 square feet. It also leases a dairy plant in Sulphur Springs, Texas, which is approximately 40,000 square feet, and a dairy plant in Newington, Connecticut, which is approximately 70,000 square feet.

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

The total annual base rent of the facilities described above is approximately $7 million. The leases for these facilities have varying length terms ranging from month-to-month to 2017. We believe that our owned and leased facilities, together with budgeted capital projects in each of our four operating divisions, are adequate to meet anticipated requirements for our current lines of business for the foreseeable future.  All of our owned property serves as collateral under the terms of our credit agreement.

ITEM 3 – LEGAL PROCEEDINGS

Four patents for ultrapasteurizing liquid eggs licensed to us by North Carolina State University were involved in proceedings before the PTO. In 1996, an examiner rejected certain claims under these patents as a result of challenges from competitors. We and North Carolina State University appealed this rejection to the PTO’s Board of Patent Appeals and Interferences. In September 1999, the PTO Board reversed the examiner’s rejection of the claims made under the patents. As a result of these proceedings, process claims of all four patents continue to be valid and in full force and effect. Also, the fourth patent was reissued in 2001 to include product claims.

In September 2000, Sunny Fresh Foods, Inc., a division of Cargill Inc., filed a declaratory judgment action in the United States District Court for the District of Minnesota requesting the adjudication of the unenforceability and invalidity of those patents exclusively licensed to us by North Carolina State University. We have filed a counter-claim against Sunny Fresh Foods, claiming willful infringement by Sunny Fresh Foods of these patents. This litigation is on-going and is expected to go to trial in June 2003.

Macartney Farms, a Canadian company that formerly distributed our egg products to the Canadian market, has filed a complaint against us seeking damages and asserting wrongful termination of its alleged exclusive marketing and distribution rights of Easy Eggs, intentional interference with economic relations, breach of fiduciary duty and recoupment of monies invested for the benefit of Michael Foods. Macartney also seeks an injunction against Michael Foods from soliciting Macartney’s customers. The litigation, which is pending in the Ontario Superior Court in Ottawa, is on-going and is expected to reach trial this fall.

In addition, we are from time to time party to other litigation, administrative proceedings and union grievances that arise in the ordinary course of our business. We do not have pending any litigation that, separately or in the aggregate, would, in our opinion, have a material adverse effect on our results of operations, liquidity, or financial condition.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

None. As a result of the Merger, our stock ceased to be publicly traded.

ITEM 6 – SELECTED FINANCIAL DATA

The following table sets forth selected consolidated historical financial data with respect to the Company and the Predecessor. The data presented below has been derived from the Company’s Consolidated Financial Statements. Due to the Merger, which was accounted for as a purchase, different bases of accounting have been used to prepare the Company and Predecessor Consolidated Financial Statements. The Merger resulted in additional interest expense for new debt incurred and higher depreciation and amortization of fixed assets and other intangible assets recorded. The accompanying Predecessor Balance Sheet and Statements of Operations data as of and for the three months ended March 31, 2001, and for the years ended December 31, 2000, 1999 and 1998 were prepared from the historical books and records of the Predecessor. Such data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere herein and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	COMPANY		PREDECESSOR
	YEAR ENDED DECEMBER 31, 2002	NINE MONTHS ENDED DECEMBER 31, 2001	THREE MONTHS ENDED MARCH 31, 2001	YEARS ENDED DECEMBER 31,
				2000	1999	1998
	(thousands)
STATEMENT OF OPERATIONS DATA
Net sales	$1,168,160	$885,642	$275,627	$1,080,601	$1,053,272	$1,020,484
Cost of sales	953,333	734,008	227,707	889,138	860,256	847,383
Gross profit	214,827	151,634	47,920	191,463	193,016	173,101
Selling, general and administrative expenses	116,444	87,484	27,376	104,657	106,686	93,548
Transaction expenses	—	—	11,050	—	—	—
Operating profit	98,383	64,150	9,494	86,806	86,330	79,553
Interest expense	50,179	42,335	3,293	13,206	11,664	10,136
Earnings before other expense and income taxes	48,204	21,815	6,201	73,600	74,666	69,417
Other expense	—	—	15,513	—	—	—
Earnings (loss) before income taxes	48,204	21,815	(9,312)	73,600	74,666	69,417
Income tax expense	18,543	12,000	(3,659)	28,890	30,610	29,160
Net earnings (loss)	$29,661	$9,815	$(5,653)	$44,710	$44,056	$40,257

AT PERIOD END BALANCE SHEET DATA
Working capital	$59,145	$65,477	$73,459	$78,628	$51,764	$61,297
Total assets	893,022	897,133	619,721	612,904	597,917	551,516
Long-term debt, including current maturities	511,389	553,094	192,200	198,809	178,534	166,107
Shareholder’s equity	179,326	152,990	257,151	258,733	264,599	244,149

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS APPEARING ELSEWHERE IN THIS FORM 10-K. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN FORWARD-LOOKING STATEMENTS. SEE ITEM 1—BUSINESS – FORWARD–LOOKING STATEMENTS.

GENERAL

We are a diversified producer and distributor of specialty egg, potato and dairy products to the foodservice, retail and industrial ingredient markets. We also distribute refrigerated grocery items, primarily cheese and other dairy products, to the retail grocery market in the central United States. The following sets forth selected historical financial data with respect to the Company and its subsidiaries, and the Predecessor. The data has been derived from the Company’s and the Predecessor’s audited Consolidated Financial Statements included elsewhere in this document. It is suggested that readers combine 2001 three month (Predecessor) and 2001 nine month (Company) periods in order to compare full-year 2002 to full-year 2001.

	Company				Predecessor
	2002		Nine Months ended December 31, 2001		Three Months ended March 31, 2001		Year ended December 31, 2000
	$	%	$	%	$	%	$	%
	($ in thousands)
STATEMENT OF OPERATIONS DATA:

External net sales:
Egg products division	657,824	56.3	482,324	54.4	163,529	59.3	637,355	59.0
Potato products division	72,170	6.2	51,268	5.8	15,585	5.7	60,731	5.6
Dairy products division	190,578	16.3	150,554	17.0	35,328	12.8	141,401	13.1
Refrigerated distribution division	247,588	21.2	201,496	22.8	61,185	22.2	241,114	22.3
Total net sales	1,168,160	100.0	885,642	100.0	275,627	100.0	1,080,601	100.0
Cost of sales	953,333	81.6	734,008	82.9	227,707	82.6	889,138	82.3

Gross profit	214,827	18.4	151,634	17.1	47,920	17.4	191,463	17.7
Selling, general and administrative expenses	116,444	10.0	87,484	9.9	27,376	9.9	104,657	9.7
Transaction expenses	—	—	—	—	11,050	4.0	—	—

Operating profit:
Egg products division	71,717	6.1	48,648	5.5	12,915	4.7	67,658	6.2
Potato products division	10,832	0.9	6,639	0.7	1,688	0.6	7,650	0.7
Dairy products division	9,918	0.8	7,885	0.8	3,958	1.4	1,322	0.1
Refrigerated distribution division	13,744	1.2	4,947	0.6	3,639	1.3	16,001	1.5
Corporate	(7,828)	(0.6)	(3,969)	(0.4)	(12,706)	(4.6)	(5,825)	(0.5)
Total operating profit	98,383	8.4	64,150	7.2	9,494	3.4	86,806	8.0
Interest expense, net	50,179	4.3	42,335	4.8	3,293	1.2	13,206	1.2
Net earnings (loss)	29,661	2.5	9,815	1.1	(5,653)	(2.1)	44,710	4.1

RESULTS OF OPERATIONS

RESULTS FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE COMBINED RESULTS FOR THE YEAR ENDED DECEMBER 31, 2001

NET SALES. Net sales for the year ended December 31, 2002 increased $6.9 million, approximately 1%, to $1,168.2 million from $1,161.3 million for the Company and the Predecessor for the year ended December 31, 2001. The strongest divisional sales growth occurred in the Potato Products Division, which recorded an 8% external net sales increase. External net sales growth of 2% and 3% was recorded by the Egg Products and Dairy Products divisions, respectively, with the former benefiting from an acquisition in August 2002. Refrigerated Distribution external net sales declined by 6% due to lower commodity prices for butter, lower unit sales, and customer store closings.

EGG PRODUCTS DIVISION SALES. Egg Products Division external net sales for the year ended December 31, 2002 increased $11.9 million, or 2%, to $657.8 million from $645.9 million for the Company and the Predecessor for year ended December 31, 2001. Sales rose for higher value-added products, in total, including pre-cooked items, egg substitutes and hardcooked eggs, and declined for the commodity-sensitive lines, such as frozen and dried products. As part of our strategy to sell more further-processed eggs, shell egg sales declined by 6% in 2002, while shell egg dozens sold decreased by over 12%. During 2002, shell egg prices increased by approximately 3% as reported by Urner Barry, resulting in somewhat better margins for frozen and dried egg products. However, in some cases, we declined to renew contracts for frozen products last year because of a lack of margin contribution. The Canadian egg products business acquired in August 2002, and the related consolidation of a joint venture, added approximately 3% to 2002 divisional net sales. Sales of higher value-added egg products represented approximately 60% of the egg products division’s sales in both 2002 and 2001.

POTATO PRODUCTS DIVISION SALES. Potato Products Division external net sales for the year ended December 31, 2002 increased $5.3 million, or 8%, to $72.2 million from $66.9 million for the Company and the Predecessor for the year ended December 31, 2001. This increase was mainly due to strong unit sales growth for retail refrigerated potato products, which increased approximately 16% from 2001. Foodservice unit sales increased by approximately 4%. Sales to new customers, growth in sales to existing customers, increased marketing and new product introductions all contributed to the sales increase, with mashed products showing the greatest growth in both business segments.

DAIRY PRODUCTS DIVISION SALES. Dairy Products Division external net sales for the year ended December 31, 2002 increased $4.7 million, or 3%, to $190.6 million from $185.9 million for the Company and the Predecessor for the year ended December 31, 2001. This increase mainly was due to strong unit sales volumes for certain specialty cartoned items contract packed for other dairies and notable growth in non-refrigerated creamer sales. National dairy ingredient prices decreased during the year, resulting in a lower pricing environment of approximately 4%, on average,  for the products sold by the Division. Hence, deflation was a factor in limiting divisional external net sales growth in 2002.

REFRIGERATED DISTRIBUTION DIVISION SALES. Refrigerated Distribution Division external net sales for the year ended December 31, 2002 decreased $15.1 million, or 6%, to $247.6 million from $262.7 million for the Company and the Predecessor for the year ended December 31, 2001. This decrease was due, in part, to lower unit sales for cheese, margarine and baked items. Customers’ store closings and a sluggish domestic grocery sales environment contributed to this sales decline. While dollar net sales declined 6%, quantities of distributed products fell by less than 1%.  Further, shell egg dozens sold declined by 6%, which was in line with our plans.  Deflation also contributed significantly to the divisional sales decline, with lower market prices prevailing for butter (down 34% in 2002) and margarine.

GROSS PROFIT. Gross profit for the year ended December 31, 2002 increased $15.2 million, or approximately 7%, to $214.8 million from $199.6 million for the Company and Predecessor in the year ended December 31, 2001. Our gross profit margin was 18.4% of net sales in 2002, whereas the combined gross profit margin was 17.2% in 2001. The increase in gross profit margin was due to increased gross profits from many products, including egg substitutes, precooked egg products, cheese and specialty dairy products.  In general, raw material costs were more favorable in 2002 than in 2001, and cost savings were realized from production efficiencies in several product categories.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended December 31, 2002 increased $1.5 million, or 1%, to $116.4 million from $114.9 million for the Company and the Predecessor for the year ended December 31, 2001. Selling, general and administrative expenses were nearly consistent at 10% of net sales in 2002 versus 9.9% for the Company and Predecessor in 2001. Whereas 2002 expenses no longer included goodwill amortization, there were increases in depreciation and incentives accruals in 2002.  The former reflected a full year of increased asset values (i.e., due to the purchase accounting at the time of the Merger) being depreciated as compared to a partial year in 2001.  Separate from selling, general and administrative expenses in 2001, the Predecessor recorded non-recurring expenses related to the Merger for financial, legal, advisory and regulatory filing fees. These expenses of approximately $11.1 million are reflected in the Predecessor’s Consolidated Statements of Earnings as transaction expenses.

OPERATING PROFIT. Operating profit for the year ended December 31, 2002 increased $24.8 million, or approximately 34%, to $98.4 million from $73.6 million for the Company and the Predecessor for the year ended December 31, 2001. This increase was due mainly to the increase in gross profit, as described above. Also, 2001 results included one-time transaction expenses for the Predecessor, also described above.

EGG PRODUCTS DIVISION OPERATING PROFIT. Egg Products Division operating profit for the year ended December 31, 2002 increased $10.1 million, or 16%, to $71.7 million from $61.6 million for the Company and the Predecessor for the year ended December 31, 2001. Operating profit for higher value-added egg products increased by $9.3 million, or 15%, from 2001, while operating profits from other egg products were near break-even levels, collectively, as compared to modest profitability in 2001. The increase in Divisional operating margin was due mainly to increased gross profits from value-added items, resulting from favorable raw material costs and production efficiencies. The 2001 operating profit for the Division was affected by an approximate $1.6 million loss from the Division’s termination of a European joint venture.

POTATO PRODUCTS DIVISION OPERATING PROFIT. Potato Products Division operating profit for the year ended December 31, 2002 increased $2.5 million, or 30%, to $10.8 million from $8.3 million for the Company and the Predecessor for the year ended December 31, 2001. This increase reflected gross profit improvement tied to volume growth, particularly from the more profitable retail segment, and continuing improvements in plant operations.

DAIRY PRODUCTS DIVISION OPERATING PROFIT. Dairy Products Division operating profit for the year ended December 31, 2002 decreased $1.9 million, or 16%, to $9.9 million from $11.8 million for the Company and the Predecessor for the year ended December 31, 2001.  Divisional operating profit in 2001 included a $3.2 million final insurance settlement payment related to a 1999 recall.  Exclusive of this settlement amount, the Division’s operating profit increased $1.3 million in 2002.  This reflected more favorable ingredient costs, which more than offset higher than expected production costs at one of our three dairy plants.

REFRIGERATED DISTRIBUTION DIVISION OPERATING PROFIT. Refrigerated Distribution Division operating profit for the year ended December 31, 2002 increased $5.1 million, or 60%, to $13.7 million from $8.6 million for the Company and the Predecessor for the year ended December 31, 2001. Profit margin for our key product line, cheese, rose in 2002 due to more normalized product costs prevailing through much of the year.  However, profit results for the first several months of 2002 were depressed due to cheese hedging, which resulted in cheese costs being in excess of market levels.  When cheese inventory costs returned to more normal levels, due to a reduction in hedging, operating profits for the Division increased significantly in the latter part of the year.

COMBINED RESULTS FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE PREDECESSOR’S RESULTS FOR THE YEAR ENDED DECEMBER 31, 2000

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

EGG PRODUCTS DIVISION SALES. Egg Products Division external net sales for the year ended December 31, 2001 increased $8.5 million, or 1%, to $645.9 million from $637.4 million for the year ended December 31, 2000. Sales growth for certain higher value-added products, such as pre-cooked patties and omelets, egg substitutes and hardcooked eggs, offset lower sales from commodity-sensitive lines such as dried products. During 2001, shell egg prices declined by approximately 3% as reported by Urner Barry, resulting in narrow margins for frozen, short-shelf life liquid and dried egg products. As a result, we limited sales volumes for frozen products, in particular, because of the adverse pricing and margin environment. Sales of higher value-added egg products represented approximately 60% of the egg products division’s sales in both 2001 and 2000.

POTATO PRODUCTS DIVISION SALES. Potato Products Division external net sales for the year ended December 31, 2001 increased $6.2 million, or 10%, to $66.9 million from $60.7 million for the year ended December 31, 2000. This increase was mainly due to a strong unit sales growth for retail refrigerated potato products, which increased approximately 25% from 2000. Also, foodservice unit sales increased by approximately 7%. Sales to new customers, growth in sales to existing customers, marketing spending and new product introductions all contributed to the sales increase.

DAIRY PRODUCTS DIVISION SALES. Dairy Products Division external net sales for the year ended December 31, 2001 increased by $44.5 million, or 31%, to $185.9 million from $141.4 million for the year ended December 31, 2000. This increase was mainly due to strong unit sales volumes for certain specialty cartoned items contract packed for other dairies and notable growth in non-refrigerated creamer sales. National dairy ingredient price increases during the year resulted in a higher pricing environment for the products sold by the Division. Hence, inflation was also a significant factor in the higher divisional external net sales in 2001. Sales in 2000 were adversely impacted as a result of volume declines and operating inefficiencies associated with the aftermath of a 1999 recall of cartoned milk.

REFRIGERATED DISTRIBUTION DIVISION SALES. Refrigerated Distribution Division external net sales for the year ended December 31, 2001 increased $21.6 million, or 9%, to $262.7 million from $241.1 million for the year ended December 31, 2000. This increase was mainly due to unit sales growth in cheese, margarine and bagels. Cheese sales growth was somewhat constrained, and butter sales declined, as a result of high retail price points during much of the year due to a high national butterfat market. Divisional volume growth in 2001 resulted from sales to new customers, particularly in new territories, promotional activity and increased consumer advertising. Inflation also contributed to divisional sales growth due to higher dairy prices.

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

EGG PRODUCTS DIVISION OPERATING PROFIT. Egg Products Division operating profit for the year ended December 31, 2001 decreased $6.1 million, or 9%, to $61.6 million from $67.7 million for the year ended December 31, 2000. Operating profit for higher value-added egg products decreased by $5.5 million, or 8%, from 2000, while operating profits from other egg products remained relatively flat. The decrease in operating margins was mainly due to an approximately $4.0 million increase in amortization of goodwill and increased depreciation of approximately $6.2 million as a result of asset appraisals related to the Merger. The 2001 operating profit for the Division was also affected by an approximately $1.6 million loss from the Division’s termination of a European joint-venture. A break-even return was recorded from the same joint-venture in 2000.

POTATO PRODUCTS DIVISION OPERATING PROFIT. Potato Products Division operating profit for the year ended December 31, 2001 increased $0.7 million, or 9%, to $8.3 million from $7.6 million for the year ended December 31, 2000. This increase reflected benefits from volume growth, particularly from the more profitable retail segment, and continuing improvements in plant operations.

DAIRY PRODUCTS DIVISION OPERATING PROFIT. Dairy Products Division operating profit for the year ended December 31, 2001 increased significantly, up $10.5 million to $11.8 million from $1.3 million for the year ended December 31, 2000. Divisional operating profit increased substantially as a result of strong unit sales growth, particularly from specialty items such as non-refrigerated creamers, and improved plant operating costs. Operating profits were also favorably impacted by a $3.2 million final insurance settlement payment related to a 1999 recall and reduced amortization expense of $1.2 million resulting from the appraisal of a non-compete agreement due to the Merger. Divisional operating profitability was depressed in 2000 due to the loss of a major industrial customer, increased bad debt expense resulting from a foodservice distributor’s bankruptcy filing, higher overhead expenses and above-average operating expenses as a result of a 1999 product recall.

REFRIGERATED DISTRIBUTION DIVISION OPERATING PROFIT. Refrigerated Distribution Division operating profit for the year ended December 31, 2001 decreased $7.4 million, or 46%, to $8.6 million from $16.0 million for the year ended December 31, 2000. Profit margins for key lines, such as cheese and butter, were depressed due to a rapid and sustained increase in dairy market-based ingredient costs through much of the year, without a comparable increase in retail selling prices. These market conditions were in sharp contrast to those which prevailed in 2000.

SEASONALITY AND INFLATION

Consolidated quarterly operating results are affected by the seasonality of our net sales and operating profits. Specifically, shell egg prices typically rise seasonally in the first and fourth quarters of the year due to increased demand during holiday periods. Consequently, net sales in the Egg Products Division increase in the fourth quarter. Generally, the Refrigerated Distribution Division has higher net sales and operating profits in the fourth quarter, coinciding with incremental consumer demand during the holiday season. Net sales and operating profits from the Dairy Products Division typically are significantly higher in the second and third quarters due to increased consumption of ice cream products during the summer months. Operating profits from the Potato Products Division are less seasonal, but tend to be higher in the second half of the year coinciding with the potato harvest. In recent years, other than fluctuations in raw material costs, largely related to short-term supply and demand variances, inflation has not been a significant factor in our operations. Inflation is not expected to have a significant impact on the business, financial condition or results of operations since we can generally offset the impact of inflation through a combination of productivity gains and price increases.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our liquidity requirements through internally generated funds, senior bank borrowings, and the issuance of other indebtedness. We believe such sources remain viable financing alternatives to meet our anticipated needs. Our investments in acquisitions, joint ventures and capital expenditures have been a significant use of capital. We plan to continue to invest in state-of-the-art production facilities to enhance our competitive position.

Cash flow provided by operating activities was $83.0 million for the year ended December 31, 2002, compared to $114.8 million, combining Company and Predecessor results, for the year ended December 31, 2001, and $69.1 million for the Predecessor’s year ended December 31, 2000. The decrease in cash flow provided by operating activities from 2001 to 2002 was due principally to an increase in operating working capital related to our Canadian acquisition. The increase in the Company’s and Predecessor’s cash flow provided by operating activities from 2000 to 2001 was due principally to significantly reduced operating working capital.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the year ended December 31, 2002 were $155,487,000, an increase of 7% compared to the Company’s and Predecessor’s combined $145,753,000 for the year ended December 31, 2001. EBITDA increased because of the factors discussed in the above results of operations divisional reviews. We believe that EBITDA is a relevant measurement of our financial results, as it is indicative of the relative strength of our cash flows and is a key measurement contained in the financial covenants of our senior indebtedness. In addition, as a highly leveraged company, the holders of our debt have a significant interest in our cash flows. We compute EBITDA as it is defined in our senior credit agreement (see Exhibit 10.1 of our Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 18, 2001). This definition may not be comparable to that used by other companies reporting similar financial information.

We believe EBITDA is a widely accepted financial indicator used to analyze and compare companies on the basis of operating performance. It should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles and is not indicative of operating profit or cash flow from operations as determined under generally accepted accounting principles. The following table reconciles our net earnings to EBITDA for the past two years:

	For the periods ended,
	December 31, 2002	December 31, 2001

Net earnings	$29,661,000	$4,162,000

Total interest expense, excluding amortization of debt issuance costs	46,593,000	43,722,000

Income taxes	18,543,000	8,341,000

Depreciation and amortization	54,258,000	59,480,000

Amortization of debt issuance costs	4,218,000	2,359,000

Transaction expenses	—	26,563,000

Other	2,214,000	1,126,000
EBITDA	$155,487,000	$145,753,000

As a result of the Merger, we incurred approximately $580 million of long-term debt, including $380 million of borrowings under our senior credit agreement and $200 million of indebtedness through the issuance of 11.75% senior subordinated notes due 2011. Our total annual interest expense related to the term loans under the credit agreement and the notes was in excess of $50 million in 2002. In addition, the aggregate maturities of our long-term debt, our lease commitments and our long-term purchase commitments for the years subsequent to December 31, 2002, are as follows:

	Long-term Debt	Lease Commitments	Long-term Purchase Commitments(1)	Total(2)
2003	$17,671,000	$6,901,000	$4,619,000	$29,191,000
2004	14,699,000	7,006,000	4,363,000	26,068,000
2005	18,401,000	5,553,000	—	23,954,000
2006	23,356,000	5,014,000	—	28,370,000
2007	175,193,000	3,324,000	—	178,517,000
2008 and thereafter	262,069,000	16,079,000	—	278,148,000
	$511,389,000	$43,877,000	$8,982,000	$564,248,000

(1)	Contracted commitments to purchase potatoes.

(2)

We have egg volume contracts with many suppliers which run from less than a year to multiple years, with our egg costs being determined by either the price of grains fed to the flocks producing under the agreements or by the periodic market price for eggs as reported by Urner Barry.  Based upon the best estimates available to us for grain and egg prices, we project that our purchases from our top five long-term contracted egg suppliers will approximate $141 million in 2003, $138 million in 2004, $82 million in 2005, $20 million in 2006, and $16 million in 2007, and that the 2003 amount will account for approximately 60% of our total egg purchases this year.

We have a credit agreement with various lenders, including commercial banks, other financial institutions and investment groups, which expires in 2007 and 2008 and provides credit facilities which originally provided $470 million. Within these credit facilities there is a $100 million revolving line of credit. As of December 31, 2002, approximately $300 million was outstanding under the credit agreement, with approximately $7.5 million secured under the revolving line of credit for letters of credit. The weighted average interest rate for our borrowings under the credit agreement, adjusted for the effects of hedging activities, was 6.76% at December 31, 2002. Given our business trends and cash flow forecast, we do not anticipate a significant use of the revolving line of credit during 2003. However, it is possible that one or more acquisitions could arise, which could result in much of the revolving line of credit being utilized at some point.

The credit agreement contains various restrictive covenants. It prohibits us from prepaying other indebtedness, including the notes, and it requires us to maintain specified financial ratios, such as a minimum ratio of EBITDA to interest expense, a minimum fixed charge coverage ratio, a maximum ratio of senior debt to EBITDA and a maximum ratio of total debt to EBITDA. In addition, the credit agreement prohibits us from declaring or paying any dividends and prohibits us from making any payments with respect to the notes if we fail to perform our obligations under, or fail to meet the conditions of, the credit agreement or if payment creates a default under the credit agreement. The indenture governing the subordinated notes, among other things: (i) restricts our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (ii) prohibits certain restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (iii) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indenture related to the notes and the credit agreement also contain various covenants which will limit our discretion in the operation of our businesses. We were in compliance with all of the covenants in the indenture and the credit agreement as of December 31, 2002.

We may repurchase from time to time a portion of our subordinated notes, subject to market conditions and other factors.  No assurance can be given as to whether or when, or at what prices, such repurchases will occur.  Any such repurchases would be limited by certain restrictions found in our credit agreement and in the indenture governing the subordinated notes.

Our ability to make payments on and to refinance our debt, including the subordinated notes, and to fund planned capital expenditures will depend on our ability to generate sufficient cash in the future. This, to some extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We believe that, based on current levels of operations, we will be able to meet our debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If our future cash flows from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the notes, on or before maturity. We can provide no assurances that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including the notes and our new credit agreement, may limit our ability to pursue any of these alternatives.

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

CAPITAL SPENDING

We invested approximately $27 million in capital expenditures during the year ended December 31, 2002, and the Company and Predecessor made capital investments of approximately $34 million in 2001 and approximately $37 million in 2000. Capital expenditures each year mainly related to expanding capacity for value-added products, especially in the egg and dairy products divisions, to expand warehouse space for all of our divisions, and the upgrading of computer technology. Also, during 2002, we purchased substantially all of the egg-related assets of Canadian Inovatech Inc. for approximately $18 million. Capital expenditures in 2002, 2001 and 2000 were funded from cash flow from operations and borrowings under credit facilities.

We plan to spend approximately $39.5 million in total capital expenditures for 2003, which will be used to maintain existing production facilities, expand refrigerated warehouse capacity, and to expand production capacity for value-added products, such as specialty potato and dairy products. This spending will be funded from operating cash flow, plus available capacity under our revolving line of credit, if need be.

DEBT GUARANTEES

We have guaranteed the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of several municipalities where we have food processing facilities. The repayment of these bonds is funded through the wastewater treatment charges paid by the Company. However, should those charges not be sufficient to pay the bond payments as they become due, we have agreed to pay any shortfall. The remaining principal balance of these bonds at December 31, 2002 was approximately $6,700,000.

INSURANCE

In general, our insurance costs have increased over the past three years. The insurance industry trends toward significantly higher premiums were accelerated by global geo-political events in the fall of 2001. We anticipate our 2003 property and casualty insurance premiums will rise by approximately 15% from 2002 levels, with further premium increases likely in 2004. We have also experienced, and expect to continue to see, rising premiums for the Company’s portion of health and dental insurance benefits offered to our employees.

CRITCIAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate estimates, including those related to the allowance for doubtful accounts, goodwill and intangible assets, accrued promotion costs, accruals for insurance, financial instruments and income tax provision.  We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies reflect the significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for doubtful accounts

We make estimates of the uncollectibility of our accounts receivable. In determining the adequacy of the allowance, we analyze the value of our customer’s financial statements, historical collection experience, aging of receivables and other economic and industry factors. It is possible that the accuracy of the estimation process could be materially impacted by different judgments as to collectibility based on the information considered and further deterioration of accounts.

Goodwill and Intangibles

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors which could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the use of acquired assets or our strategy, and significant negative industry or economic trends.  For intangible assets and long-lived assets, an assessment may occur if the carrying value of the asset exceeds the undiscounted cash flows from the asset.

When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of an impairment, we measure any potential impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model.  On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and were required to assess our goodwill for impairment issues upon adoption, and are required to do so at least annually now.

Accrued promotion costs

The amount and timing of expense recognition for customer promotion activities involve management judgment related to estimated participation, performance levels, and historical promotion data and trends. The vast majority of year-end liabilities associated with these activities are resolved within the following fiscal year and, therefore, do not require highly uncertain long-term estimates.

Accruals for insurance

We are primarily self-insured for our medical and dental liability costs.  We maintain “high deductible” insurance policies for our workers compensation and general and automobile liability costs. It is our policy to record our self-insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported. Any projection of losses concerning medical, dental, workers compensation and general and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

Financial instruments

We use derivative financial instruments to manage our exposure to various market risks, including certain interest rates, grain and feed costs.

Income tax provision

Income tax expense involves management judgment as to the ultimate resolution of any tax issues. Historically, our assessments of the ultimate resolution of tax issues have been reasonably accurate. The current open issues are not dissimilar from historical items.

RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, we adopted Emerging Issues Task Force (EITF) Issue No. 00-25, Vendor Income Statement Characterization of Consideration to a Reseller on the Vendors Products, effective January 1, 2002.  The adoption of EITF Issue 00-25 did not have a material effect on our consolidated financial statements. In addition, we adopted EITF Issue No. 01-09, Accounting for Consideration given by a Vendor to a Customer (including a Reseller of the Vendor’s Products), effective January 1, 2002.  The adoption of EITF Issue No. 01-09 did not have a material effect on our consolidated financial statements.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” which provides accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We believe the adoption of SFAS No. 143 will not have a material impact on our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as an extraordinary item only if they are part of the entities recurring operations and not unusual or infrequent.  The effect of adopting this standard on our financial statements was to reclassify our extraordinary loss in the three-month period ended March 31, 2001 to other expense in the statement of operations.

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  Prior to the adoption of this Standard, a liability for an exit cost, as defined by Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, was recognized at the date of an entity’s commitment to an exit plan.  SFAS No. 146 was effective for the Company for exit plans or disposal activities initiated after December 31, 2002.  Adoption is not expected to have a material impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosure requirements in the financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The disclosure requirements of this interpretation were effective for us on December 31, 2002, but did not require any additional disclosure. The recognition provisions of the interpretation are applicable only to guarantees issued or modified after December 31, 2002. We do not expect adoption of these recognition provisions to have a material impact on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities." This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are the determined to be the primary beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for variable interest entities in existence prior to January 31, 2003 and outlines consolidation requirements for variable interest entities created after January 31, 2003. Adoption is not expected to have a material impact on our consolidated financial statements.

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

The primary raw materials used in the production of eggs are corn and soybean meal. We purchase these materials to feed our approximately 13 million hens, which produce approximately 30% of our annual egg requirements. Shell and liquid eggs are purchased from third-party suppliers and in the spot market for the remainder of the Egg Products Division’s needs. Eggs, corn and soybean meal are commodities that are subject to significant price fluctuations due to market conditions which, in certain circumstances, can adversely affect the results of operations.

In order to reduce the impact of changes in commodity prices on our operating results, a risk management strategy that includes the following elements has been developed:

•                                          We hedge a significant percentage of our grain commodity requirements for both internal egg production and third-party egg procurement contracts that are priced based on grain prices, which collectively account for approximately 65% of our egg requirements. This activity protects against unexpected increases in grain prices and provides predictability with respect to a portion of future raw materials costs. Hedging can diminish the opportunity to benefit from the improved margins that would result from an unanticipated decline in grain prices. The degree to which we are hedged varies based on our expectation of future commodity prices.

•                                          We seek to align our procurement and sales volumes by matching the percentage of variable pricing contracts with our customers and the percentage of raw materials procured on a variable basis. This matching of our variable priced procurement contracts with that of variable priced sales contracts provides us with a natural hedge during times of grain and egg market volatility. As part of this effort, we are attempting to transition customers to variable pricing contracts that are priced off the same index used to purchase shell and liquid eggs. These efforts have generally been successful over the past two years.

•                                          We have negotiated agreements with certain of our fixed price customers which allow us to raise prices by giving 30 to 60 days notice in response to increased commodity prices. The majority of these contracts are with major broad-line foodservice distributorcustomers who are generally less sensitive to price increases because their customers purchase food products from them on a cost-plus basis.

•                                          We are continuing to transition customers from lower value-added egg products to higher margin, higher value-added specialty products. These products are less sensitive to fluctuations in underlying commodity prices because the raw material component is a smaller percentage of total cost and we generally have the ability to pass through certain cost increases related to our higher value-added egg products to customers. This transition to higher value-added specialty products has taken place gradually over the last five to six years. These products represented approximately 60% of our egg products sales in 2002, up from approximately 52% in 1997.

The following table is a sensitivity analysis that estimates our exposure to market risk associated with corn and soybean meal futures contracts. The notional value of commodity positions represents the notional value of the corn and soybean meal futures contracts for the year ended December 31, 2002. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in commodity prices (amounts in thousands).

	Notional value	Market risk
Corn futures contracts:

Highest position	$40,255	$4,026
Lowest position	16,594	1,659
Average position	23,918	2,392

Soybean meal futures contracts:

Highest position	$20,126	$2,013
Lowest position	13,696	1,370
Average position	14,995	1,500

During 2001, we began using futures contracts to cover a portion of our estimated cheese procurement needs. During 2002 we used such contracts to hedge a portion of our needs for a portion of the year.  At December 31, 2002, there were no such contracts.

Additionally, we hedge some of our natural gas requirements for producing our products by fixing the price for a portion of our natural gas usage.  At December 31, 2002, the net fair value of such fixed price purchases was approximately $4.6 million.  These monthly purchases have been made through March 2003 and cover approximately 75% of our estimated usage requirements during that period.  The potential loss in fair value of these contacts resulting from a 10% adverse change in the underlying commodity prices would be approximately $0.5 million.

Additionally, we partially mitigate the risk of variability of our transportation-related fuel costs through the use of home heating oil futures contracts. At December 31, 2002, the net fair value of such contracts was approximately $0.5 million. These contracts expire at various times through March 2003 and cover approximately 25% of our estimated usage and exposure during that period. The potential loss in fair value of these contracts resulting from a 10% adverse change in the underlying commodity prices would be approximately $0.05 million.

INTEREST RATES

Due to our Merger, we have fixed rate debt of $200 million, which we believe has a fair value of approximately the same amount as of the end of 2002. The market risk related to this fixed rate debt, which represents the impact on the fair value from a hypothetical 100 basis point change in interest rates, is $2 million. Our credit agreement debt obligations of approximately $300 million carry a variable rate of interest. We believe the fair value of this debt approximates $300 million as of the end of 2002. The interest paid on those obligations floats with market changes in interest rates. As part of our risk management strategy, we have entered into interest swap arrangements that correspond with the interest payment terms on $215 million borrowed under the variable portion of our credit agreement. As such, the market risk related to these interest rate swaps using the same assumption as above would be $2.15 million.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk, above.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes and schedules required by this Item are set forth in Part IV, Item 15 herein.

	QUARTER
2002	FIRST	SECOND	THIRD	FOURTH

Net sales	$278,429	$289,753	$293,954	$306,024
Gross profit	51,116	54,204	54,177	55,330
Net earnings	5,359	7,316	7,366	9,620

2001	Predecessor	Company

Net sales	$275,627	$295,109	$299,225	$291,308
Gross profit	47,920	50,254	50,789	50,591
Net earnings (loss)	(5,653)	1,669	3,297	4,849

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 23, 2002, we dismissed Grant Thornton LLP (“Grant Thornton”) as our independent auditor and appointed PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) as our new independent accountants for the fiscal year ending December 31, 2002.  This determination followed a decision of our Audit Committee, upon recommendation of our equity sponsors, to seek proposals from other independent auditing firms to audit our financial statements for fiscal 2002.  The decision not to renew the engagement of Grant Thornton and to retain PricewaterhouseCoopers as our independent auditor for fiscal 2002 was approved by our Board of Directors upon the recommendation of the Audit Committee.  The decision not to retain Grant Thornton was not a reflection of Grant Thornton’s capabilities or quality of service.  Grant Thornton provided quality service and demonstrated a high level of professionalism throughout its relationship with us.

Grant Thornton’s reports on our consolidated financial statements for each of the fiscal years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2001 and 2000, to the date of dismissal of Grant Thornton, there were no disagreements with Grant Thornton on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Grant Thornton’s satisfaction, would have caused it to make a reference to the subject matter in connection with its report for such years.  None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within our two most recent fiscal years and the subsequent interim period.  Current Reports on Form 8-K and Form 8-K/A were filed with the Commission on August 23, 2002 and September 25, 2002 regarding this dismissal.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Michael Foods, Inc. is a wholly owned subsidiary of M-Foods Holdings, Inc., a corporation owned by M-Foods Investors, LLC, whose members include affiliates of Vestar Capital Partners and Goldner Hawn Johnson & Morrison, members of our senior management and affiliates of the Michael family. Each member of the management committee of M-Foods Investors is also a director of Michael Foods and was elected pursuant to the terms of a securityholders agreement. For more information, see Item 13— Certain Relationships and Related Transactions.

The executive officers, directors and key employees of Michael Foods, and their ages and positions, are as follows:

NAME	AGE	POSITION
Gregg A. Ostrander	50	President, Chief Executive Officer and Chairman
John D. Reedy	57	Executive Vice President, Chief Financial Officer and Treasurer
Mark D. Witmer	45	Assistant Treasurer and Secretary
James D. Clarkson	50	President—Potato Products, Dairy Products and Refrigerated Distribution Divisions
Bill L. Goucher	56	President—Egg Products Division
Bradley L. Cook	47	Executive Vice President of Corporate Development—Egg Products Division
Max R. Hoffmann	44	Chief Financial Officer—Potato Products, Dairy Products and Refrigerated Distribution Divisions
James Mohr	51	Vice President—Supply Chain Logistics
Harold D. Sprinkle	56	Vice President/General Manager of Potato Products and Dairy Products Divisions
J. Christopher Henderson (1)(3)	35	Director
Jerome J. Jenko (2)(3)(4)	65	Director
James P. Kelley (2)(4)	48	Director
Leonard Lieberman (1)(4)	74	Director
Jeffrey J. Michael (1)	46	Director
John L. Morrison (2)(3)	57	Director
Kevin A. Mundt (2)	49	Director

(1) Members of our Audit Committee

(2) Members of our Compensation Committee

(3) Members of our Risk Management Committee

(4) Members of our ad hoc Litigation Committee

GREGG A. OSTRANDER is our President and Chief Executive Officer and has held these positions since 1994. Mr. Ostrander has also been Chairman since 2001. Mr. Ostrander had been a director of the Predecessor beginning in 1994. In 1993, Mr. Ostrander served as the Predecessor’s Chief Operating Officer. Mr. Ostrander is also a director of Arctic Cat Inc. and of Birds Eye Foods, Inc.

JOHN D. REEDY is our Executive Vice President, Chief Financial Officer and Treasurer and has held these positions since 2000. From 1988 to 2000, Mr. Reedy was the Predecessor’s Vice President—Finance and Chief Financial Officer, and he has been Predecessor and Company Treasurer since 1990.

MARK D. WITMER is our Assistant Treasurer and Secretary. He has held the former position, with the Predecessor and the Company, since 1995 and has held the latter position since 2001. Mr. Witmer joined the Predecessor as the Director of Corporate Communications in 1989.

JAMES D. CLARKSON is President of the Potato Products, Dairy Products and Refrigerated Distribution divisions, positions he has held since 1995, 2000 and 2002, respectively. Mr. Clarkson joined the Predecessor in 1994 as Vice President and General Manager of Crystal Farms.

BILL L. GOUCHER is the President of the Egg Products Division, a position he has held since 2000. He has also been President of Waldbaum since joining the Predecessor in 1993.

BRADLEY L. COOK is Executive Vice President of Corporate Development of our Egg Products Division. He has held this position since 2002 and previously was Executive Vice President and Chief Financial Officer for the Division, and previously Waldbaum, beginning in 1992.

MAX R. HOFFMANN is the Chief Financial Officer for our Potato Products, Dairy Products and Refrigerated Distribution divisions. He has held the Potato Products position since 1995, the Dairy Products position since 2000, and the Refrigerated Distribution position since early 2002. He previously served as Controller of the Refrigerated Distribution Division from 1993 to 1995.

JAMES MOHR is our Vice President—Supply Chain Logistics, a position he has held with the Predecessor and the Company since 1996.

HAROLD D. (DEAN) SPRINKLE is our Vice President/General Manager of the Potato Products and Dairy Products Divisions, a position he has held since 2002.  Previously Mr. Sprinkle was Executive Vice President—Sales for the Predecessor and the Company.  He joined the Predecessor in 1989 and has held various positions, including Vice President of Foodservice Sales, National Accounts and U.S. Business Development.

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

JEROME J. JENKO has been a director and a member of the management committee of M-Foods Investors since 2001. Mr. Jenko had been a director of the Predecessor beginning in 1998. He has been a Senior Advisor with Goldsmith, Agio, Helms and Company, an investment banking firm, since 1997. Mr. Jenko is a director of Ocean Spray Cranberries, Inc.

JAMES P. KELLEY has been a director and a member of the management committee of M-Foods Investors since 2001. Mr. Kelley is President of Vestar Capital Partners and was a founding partner of Vestar Capital Partners in 1988. Mr. Kelley is a director of Consolidated Container Company LLC, St. John Knits International, Incorporated and SAB Wabco.

LEONARD LIEBERMAN has been a director and a member of the management committee of M-Foods Investors since 2001. Since 1988, Mr. Lieberman has served as a consultant to Vestar Capital Partners and its affiliates. Currently, Mr. Lieberman is a director of Sonic Corporation, Consolidated Container Company LLC, Nice-Pak Products, Inc. and Enterprise NewsMedia, Inc.

JEFFREY J. MICHAEL has been a director and a member of the management committee of M-Foods Investors since 2001. Mr. Michael had been a director of the Predecessor beginning in 1990. Mr. Michael is President, Chief Executive Officer and director of Corstar Holdings, Inc., a holding company owning businesses engaged in providing medical cost containment, managed care services, and voice and data connectivity products and services. Mr. Michael has held these positions since 1997. Mr. Michael is a director of CorVel Corporation.

JOHN L. MORRISON has been director and a member of the management committee of M-Foods Investors since 2001. Mr. Morrison is a Managing Director of Goldner Hawn Johnson & Morrison, a private investment company, a position he has held since 1989. Mr. Morrison is a director of Claire-Sprayway, Inc., Woodcraft Industries, Inc., Havco Wood Products, Inc., American Engineered Components, Inc. and Andersen Windows Corporation.

KEVIN A. MUNDT has been a director and a member of the management committee of M-Foods Investors since 2001. Mr. Mundt is Vice President, a member of the Board of Directors and head of the Retail and Consumer and Financial Services practices of Mercer Management Consulting. Mercer is a global management consulting firm which advises CEO’s on issues of strategy, operations and brand architecture. Since 1982, Mr. Mundt has served as a consultant to multinational corporations, working for Corporate Decisions, Inc. until its merger into Mercer Management Consulting. Mr. Mundt is a director of Remington Products Company, L.L.C. and Telephone and Data Systems.

Note:  In February 2002 one of our directors, Daniel O’Connell, of Vestar Capital Partners, resigned from the Board of Directors due to other business time commitments.

ITEM 11 – EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our chief executive officer and each of our four most highly compensated executive officers during each of the last three fiscal years.

SUMMARY COMPENSATION TABLE

	ANNUAL COMPENSATION			LONG-TERM COMPENSATION
NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY	BONUS	SECURITIES UNDERLYING OPTIONS(1)	LTIP PAYOUTS(2)	ALL OTHER COMPENSATION(3)

Gregg A. Ostrander	2002	$650,000	$520,000	—	$—	$13,654
Chairman, President and Chief Executive Officer	2001	618,269	463,702	—	110,226	12,000
	2000	584,731	347,150	75,000	—	7,621

John D. Reedy	2002	295,000	218,300	—	—	14,557
Executive Vice President, Chief Financial Officer and Treasurer	2001	283,462	184,250	—	53,157	12,909
	2000	273,269	167,593	23,000	—	7,780

Bill L. Goucher	2002	295,000	218,300	—	—	12,192
President-Egg Products Division	2001	283,462	184,250	—	49,153	10,706
	2000	258,269	145,240	30,000	—	7,090

James D. Clarkson	2002	295,000	218,300	—	—	10,580
President - Potato Products, Dairy Products and Refrigerated Distribution Divisions	2001	272,885	177,375	—	43,133	8,999
	2000	231,192	132,737	40,000	—	7,087

Bradley L. Cook	2002	208,846	113,550	—	—	8,270
Executive Vice President-Egg Products Division	2001	197,692	92,718	—	25,194	6,956
	2000	177,346	74,008	5,000	—	6,928

(1)                                  There were no Predecessor stock option awards made to named executives in 2001.  Pursuant to the Predecessor’s 1994 Executive Incentive Plan, as amended, stock option awards were made to certain executive officers in February 2000 based upon 1999 performance. The number of shares of common stock purchasable under such option awards made to named executive officers were: Mr. Ostrander – 4,500 shares; Mr. Reedy – 3,000 shares; Mr. Goucher –3,000  shares; Mr. Clarkson – 3,000 shares. Incentive Plan option grants are reflected in year earned, rather than year of grant. In addition, the following stock option grants were made under the discretionary authority of the Predecessor’s compensation committee in 2000: Mr. Ostrander – 75,000; Mr. Reedy – 23,000; Mr. Goucher – 30,000; Mr. Clarkson – 40,000; Mr. Cook – 5,000.

(2)                                  Reflects the cash value of shares awarded under the Predecessor’s 1994 Executive Incentive Plan, as amended, which vested upon the Merger affecting a change in control. These Predecessor share awards had been provisionally earned in previous years, but were not vested prior to the Merger. Upon the Merger, the share awards were converted to cash based upon the Merger price of $30.10 per share.

(3)                                  Reflects the value of contributions made by Michael Foods under the retirement savings plan and the value of life insurance premiums paid by us.

Note:                 All the above amounts exclude stock options granted and any deferred compensation arrangements from M-Foods Holdings, Inc., our parent company.

DIRECTOR COMPENSATION

All members of our board of directors are reimbursed for their usual and customary expenses incurred in connection with attending all board and other committee meetings. Members of the board of directors who are also our employees, employees of Vestar Capital Partners or Goldner Hawn Johnson & Morrison do not receive remuneration for serving as members of the board. Other non-employee directors receive an annual retainer of $24,000 and are paid $3,000 for each board meeting attended. Non-employee directors are paid $1,000 for each committee meeting attended, with committee chairs paid $1,500 per meeting. Non-employee directors are paid $500 for each telephonic committee or special board meeting attended, with committee chairs paid $1,000. Directors’ fees and travel expense reimbursements in 2002 totaled $145,052.

EMPLOYMENT AGREEMENTS

GENERAL PROVISIONS

The employment agreement with Gregg Ostrander provides for a term of two years, subject to certain termination rights, and automatic one year extensions beginning with the first anniversary of the closing of the Merger. The Ostrander employment agreement provides that Mr. Ostrander will receive an annual base salary of at least $595,000 and that he will participate in certain bonus arrangements, long-term incentive plans and employee benefit plans of Michael Foods. Mr. Ostrander would be subject to a noncompetition covenant, with respect to the businesses of the production, distribution or sales of eggs or egg products, and a nonsolicitation provision through the second anniversary of his termination. As of August 1, 2001, Mr. Ostrander’s annual base salary was adjusted to $650,000.

The employment agreement with John Reedy provides for a term of two years, subject to certain termination rights and automatic one year extensions beginning with the first anniversary of the closing of the Merger. The Reedy employment agreement provides that Mr. Reedy will receive an annual base salary of at least $275,000 and that he will participate in certain bonus arrangements, long-term incentive plans and employee benefit plans of Michael Foods. Mr. Reedy would be subject to a noncompetition covenant with respect to the businesses of the production, distribution or sales of eggs or egg products, and a nonsolicitation provision through the second anniversary of his termination. As of August 1, 2001, Mr. Reedy’s annual base salary was adjusted to $295,000.

The employment agreement with Bill Goucher provides for a term beginning with the closing of the Merger through the second anniversary of a change in control, as defined in the Goucher employment agreement, subject to certain termination rights. Mr. Goucher’s annual base salary will be at least $275,000, and he will participate in certain bonus arrangements and employee benefit plans of Michael Foods. Mr. Goucher would be subject to a noncompetition covenant with respect to the businesses of the production, distribution or sales of eggs or egg products, and a nonsolicitation provision through the second anniversary of Mr. Goucher’s termination. As of August 1, 2001, Mr. Goucher’s annual base salary was adjusted to $295,000.

The employment agreement with James Clarkson provides for a term beginning with the close of the Merger through the second anniversary of a change in control, as defined in the Clarkson employment agreement, subject to certain termination rights. Mr. Clarkson’s annual base salary will be at least $250,000, and he will participate in certain bonus arrangements and employee benefit plans of Michael Foods. Mr. Clarkson would be subject to a noncompetition covenant with respect to the businesses of the production, distribution or sales of refrigerated potato products or specialty dairy products and mixes, and a nonsolicitation provision through the second anniversary of his termination. As of August 1, 2001, Mr. Clarkson’s annual base salary was adjusted to $295,000.

TERMINATION PROVISIONS

The Ostrander employment agreement provides that if Mr. Ostrander’s employment is terminated by his death or disability, Mr. Ostrander, or his estate or beneficiaries, will receive, within 30 days, a payment equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for months of employment in that year, plus any eligible unpaid other benefits, plus three times the total of Mr. Ostrander’s current annual base salary and target bonus.

If Mr. Ostrander’s employment is terminated for cause or he terminates without good reason, as described below, Mr. Ostrander will receive his annual base salary through the date of termination and other benefits not yet paid under any plan, program, policy, contract or agreement with or practice of Michael Foods. “Good reason” includes, among other things, any diminution in position, authority, duties and responsibilities or any requirement to relocate or travel extensively. If Mr. Ostrander terminates his employment for good reason or if Michael Foods terminates his employment other than for cause, death or disability, Mr. Ostrander will receive a lump sum, within 30 days, in an amount equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for months of employment in that year, plus any eligible unpaid other benefits, plus three times the total of Mr. Ostrander’s current annual base salary and target bonus. In addition, Mr. Ostrander will receive for three years following the termination date, or until such earlier time as Mr. Ostrander becomes eligible to receive comparable benefits, certain medical, dental and life insurance benefits for himself and his family.

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

The Reedy employment agreement provides that if Mr. Reedy’s employment is terminated by his death or disability, Mr. Reedy, or his estate or beneficiaries, will receive within 30 days a payment equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for months of employment in that year, plus any eligible unpaid other benefits, plus two times the total of Mr. Reedy’s current annual base salary and target bonus.

If Mr. Reedy’s employment is terminated for cause or he terminates without good reason, such term having a meaning substantially similar to the meaning given such term in the Ostrander employment agreement, Mr. Reedy will receive his annual base salary through the date of termination and other benefits not yet paid under any plan, program, policy, contract or agreement with or practice of Michael Foods. If Mr. Reedy terminates his employment for good reason or if Michael Foods terminates his employment other than for cause, death or disability, Mr. Reedy will receive a lump sum within 30 days in an amount equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for months of employment in that year, plus any eligible unpaid benefits, plus two times the total of Mr. Reedy’s current annual base salary and target bonus. In addition, Mr. Reedy will receive for two years following the termination date, or until such earlier time as Mr. Reedy becomes eligible to receive comparable benefits, certain medical, dental and life insurance benefits for himself and his family.

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

The Goucher employment agreement provides that if Mr. Goucher is terminated by his death or disability, Mr. Goucher, or his estate or beneficiaries, will receive, within 30 days, a payment equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for months of employment in that year, plus any eligible unpaid other benefits, plus an amount equal to Mr. Goucher’s current annual base salary.

If Mr. Goucher is terminated for cause or without good reason, as defined in the Goucher employment agreement, Mr. Goucher will receive his annual base salary through the date of termination and other benefits not yet paid under any plan, program, policy, contract or agreement with or practice of Michael Foods. If Mr. Goucher’s employment is terminated prior to a change in control, as described below, by Michael Foods other than for cause, death or disability, Mr. Goucher will receive a lump sum within 30 days equal to any annual base salary through the date of termination not yet paid, plus any eligible unpaid other benefits, plus an amount equal to Mr. Goucher’s current annual base salary.

If Mr. Goucher is terminated by Michael Foods other than for cause, or if Mr. Goucher terminates his employment for good reason, in anticipation of or within two years following a change in control, Mr. Goucher will receive within 30 days a payment equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for months of employment in that year, plus any eligible unpaid other benefits, plus two times Mr. Goucher’s current annual base salary. A change in control refers to a transaction where another party acquires voting control of Michael Foods, another party acquires substantially all of the assets of Michael Foods, or, prior to an initial public offering of Michael Foods, Vestar and its affiliates cease to have the ability to elect a majority of the board of directors of Michael Foods.

The Clarkson employment agreement contains severance provisions substantially identical to the severance provisions contained in the Goucher employment agreement.

BENEFIT PLANS, SEVERANCE PLANS AND DEFERRED COMPENSATION ARRANGEMENTS

The severance plan of the Predecessor remains effective until the second anniversary of the Merger and each of Messrs. Witmer, Cook, Sprinkle, Mohr and Hoffmann has rights under the severance plan pursuant to his respective severance and deferred compensation agreement.

Participants in the Predecessor’s severance plan are eligible for certain severance arrangements should they be terminated without cause within twenty-four months following the Merger. Under the plan, certain key employees are entitled to receive a lump sum payment equal to one times their total annual compensation, with some key employees being entitled to a payment of two times total annual compensation. Annual compensation is defined as the employee’s highest annual rate of salary, excluding bonuses, benefits, allowances, etc., within the three calendar year periods prior to the date of termination of employment. However, if an employee has been employed by Michael Foods or a predecessor for less than three years, total annual compensation equals the highest annualized salary during the period of employment.

M–FOODS HOLDINGS STOCK OPTION PLAN

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

Fifty percent of the options reserved for issuance under this stock option plan were issued to Messrs. Ostrander, Reedy, Goucher, Clarkson, Cook, Hoffmann, Sprinkle and Mohr in July 2001. The exercise price is payable (1) in cash, (2) after an initial public offering of Michael Foods’ common stock, through simultaneous sales of underlying shares by brokers or (3) through the exchange of M-Foods Holdings securities held by the optionee for longer than six months.

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

OPTION GRANTS IN LAST YEAR

There were no stock option grants to the named executive officers in 2002.

OPTION EXERCISES IN LAST YEAR AND YEAR-END OPTION VALUES

There were no shares exercised under options in 2002 by the named executive officers. The number of shares of common stock of M-Foods Holdings represented by options held at December 31, 2002 by the named executive officers follows.

NAME	SHARES ACQ. ON EXERCISE	VALUE REALIZED	NUMBER OF UNEXERCISED OPTIONS AT YEAR-END		VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT YEAR-END(1)
			EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE
Gregg A. Ostrander	—	—	1,050	4,200	—	—
John D. Reedy	—	—	375	1,500	—	—
Bill L. Goucher	—	—	375	1,500	—	—
James D. Clarkson	—	—	300	1,200	—	—
Bradley L. Cook	—	—	100	400	—	—

(1)                                  There is no public market for M-Foods Holdings’ common stock. Hence, the value of options granted is not readily available.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Michael Foods, Inc. is a wholly owned subsidiary of M-Foods Holdings, Inc., a corporation owned, in part, by M-Foods Investors, LLC, whose members include affiliates of Vestar Capital Partners and Goldner Hawn Johnson & Morrison, certain members of our management and affiliates of the Michael family. After giving effect to the exercise of all options reserved for issuance in connection with M-Foods Holdings’ stock option plan, M-Foods Investors owns approximately 95% of M-Foods Holdings’ common stock.

The following table sets forth certain information regarding beneficial ownership of M-Foods Investors by: (i) each person or entity known to us to own more than 5% of any class of M-Foods Investors’ outstanding securities and (ii) each member of M-Foods Investors’ management committee (which functions as did the Predecessor’s board of directors), each of our named executive officers and all members of the management committee and executive officers as a group. M-Foods Investors’ outstanding securities consist of approximately 2,134,997 Class A Units, 99,078 Class B Units and 100,000 Class C Units. The Class A Units, Class B Units and Class C Units generally have identical rights and preferences, except the Class C Units are nonvoting as to certain distributions.  The Amended and Restated Limited Liability Company Agreement of M-Foods Investors was filed as Exhibit 10.13 to our Registration Statement on Form S-4, filed July 18, 2001, and is incorporated by reference. To our knowledge, each of such securityholders has sole voting and investment power as to the units shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

	SECURITIES BENEFICIALLY OWNED
NAME AND ADDRESS	NUMBER OF CLASS A UNITS	NUMBER OF CLASS B UNITS	PERCENTAGE OF CLASS A AND B UNITS	NUMBER OF CLASS C UNITS	PERCENTAGE OF CLASS C UNITS
PRINCIPAL SECURITYHOLDERS:
Vestar Capital Partners IV, L.P. (1)	1,364,976.81	—	61.1	—	—
Vestar/Michael, LLC (1)	35,023.19		1.6
Marathon Fund Limited Partnership IV (2)	350,000	—	15.7	—	—
4J2R1C Limited Partnership (3)	195,650	—	8.8	—	—
3J2R Limited Partnership (3)	188,125	—	8.4	—	—
MANAGEMENT COMMITTEE MEMBERS AND EXECUTIVE OFFICERS:
Jeffrey J. Michael (3)	383,775	—	17.2	—	—
Gregg A. Ostrander (4)	—	42,000	1.9	42,000	42.0
John D. Reedy (4)	—	15,000	*	15,000	15.0
Bill L. Goucher (4)	—	15,000	*	15,000	15.0
James D. Clarkson (4)	—	12,000	*	12,000	12.0
Bradley L. Cook (4)	—	4,000	*	4,000	4.0
Jerome J. Jenko (5)	300	—	*	—	—
All management committee members and named executive officers as a group (12 persons)	384,075	88,000	21.1	88,000	88.0

*              Less than 1%.

(1)                                  The address for the Vestar entities is c/o Vestar Capital Partners, 245 Park Avenue, 41st Floor, New York, New York 10167.

(2)                                  The address for Marathon Fund Limited Partnership IV is c/o Goldner Hawn Johnson & Morrison, 5250 Wells Fargo Center, Minneapolis, Minnesota 55402.

(3)                                  Both 4J2R1C and 3J2R are Minnesota limited partnerships. The general partners of 4J2R1C are James H. Michael, Jeffrey J. Michael and 2JM Enterprises, Inc., a Minnesota corporation. The directors of 2JM Enterprises are James H. Michael and Jeffrey J. Michael, and the officers of 2JM Enterprises are Jeffrey J. Michael, President and Treasurer, and James H. Michael, Vice President and Secretary. The general partners of 3J2R are Jeffrey J. Michael, as managing general partner, and 2JM Enterprises. As a general partner of 4J2R1C and 3J2R, Mr. Michael may be deemed to beneficially own the securities held by such partnerships. Mr. Michael disclaims beneficial ownership except to the extent of his  pecuniary interest as a partner in the limited partnerships’ assets. The  address for each of 4J2R1C Limited Partnership, 3J2R Limited Partnership and Jeffrey J. Michael is 10851 Louisiana Avenue South, Bloomington, Minnesota 55438.

(4)                                  The address for each of the named executive officers is c/o Michael Foods, Inc., 401 Carlson Parkway, Suite 300, Minnetonka, Minnesota 55305.

(5)                                  The address for Mr. Jenko is 44818 Oro Grande Circle, Indian Wells, California 92210.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to a management agreement with Vestar Capital Partners and Goldner Hawn Johnson & Morrison, the Company pays them a combined annual fee of $1,000,000 or .75% of consolidated earnings before interest, taxes, depreciation and amortization, whichever is greater. The management fee for 2002 was approximately $1,166,000 (see MANAGEMENT AGREEMENT). In addition, these affiliates were paid approximately $10,500,000 by us for services rendered and expenses incurred in connection with the Merger.

CERTAIN AGREEMENTS RELATING TO THE MERGER

SECURITYHOLDERS AGREEMENT

Pursuant to the securityholders agreement entered into in connection with the acquisition, units of M-Foods Investors (or common stock following a change in corporate form) beneficially owned by certain of our executives and any other employees of M-Foods Investors and its subsidiaries, which we collectively refer to as the management investors, Marathon Fund Limited Partnership IV, a limited partnership associated with Goldner Hawn Johnson & Morrison, and 4J2R1C Limited Partnership and 3J2R Limited Partnership, each of which are associated with the Michael family, are subject to certain restrictions on transfer, other than certain exempt transfers as defined in the securityholders agreement, as well as the other provisions described below. When reference is made to “units” of M-Foods Investors in the discussion that follows, it includes common stock of M-Foods Investors following a change in corporate form, whether in preparation for an initial public offering or otherwise.

The securityholders agreement provides that Vestar Capital Partners IV, L.P., Marathon Fund Limited Partnership IV, 4J2R1C Limited Partnership, 3J2R Limited Partnership, the management investors and all other parties to the agreement will vote all of their units to elect and continue in office management committees or boards of directors of M-Foods Investors and each of its subsidiaries, other than subsidiaries of Michael Foods, consisting of up to nine members or directors composed of:

•                                          five (5) persons designated by Vestar Capital Partners IV, L.P.;

•                                          one (1) person designated by Marathon Fund Limited Partnership IV;

•                                          one (1) person designated by 4J2R1C Limited Partnership and 3J2R Limited Partnership, which are associated with the Michael family;

•                                          the chief executive officer of Michael Foods; and

•                                          one (1) independent person designated by the chief executive officer of Michael Foods.

The securityholders agreement also provides:

•                                          Marathon Fund Limited Partnership IV, 4J2R1C Limited Partnership, 3J2R Limited Partnership and the management investors with customary “tag-along” rights with respect to transfers of M-Foods Investors units beneficially owned by Vestar Capital Partners IV, L.P., its partners or their transferees; and

•                                          Vestar Capital Partners IV, L.P. with “drag-along” rights with respect to M-Foods Investors units owned by Marathon Fund Limited Partnership IV, 4J2R1C Limited Partnership, 3J2R Limited Partnership and the management investors in a sale of M-Foods Investors. In addition, Vestar Capital Partners IV, L.P., and, after M-Foods Investors’ first public offering, Marathon Fund Limited Partnership IV and 4J2R1C Limited Partnership and 3J2R Limited Partnership, have certain rights to require M-Foods Investors to register units held by them under the Securities Act, up to four, two and two times, respectively.

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

MANAGEMENT AGREEMENT

Pursuant to the management agreement entered into in connection with the acquisition, Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated will render to each of M-Foods Investors, M-Foods Holdings and Michael Foods, and each of their subsidiaries, certain advisory and consulting services. In consideration of those services, M-Foods Investors, M-Foods Holdings and Michael Foods jointly and severally will pay to Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated, semi-annually in advance, an aggregate per annum management fee equal to the greater of:

•                                          $1,000,000 and

•                                          an amount equal to 0.75% of the consolidated earnings before interest, taxes, depreciation and amortization of M-Foods Investors and its subsidiaries for such fiscal year, but before deduction of any such fee, determined as set forth in documents related to the proposed senior credit facility.

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

ITEM 14 - CONTROLS AND PROCEDURES.

a.             Evaluation of Disclosure Controls and Procedures.

Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c)/15d-14(c) under the Exchange Act) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the

Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

b.             Changes in Internal Controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)                                  The following consolidated financial statements of the Company and the Predecessor, the financial statements of the Company’s non-wholly-owned guarantor subsidiaries, and the related Reports of Independent Accountants, are included in this report:

1.             Financial Statements

2.             Financial Statement Schedules

The following financial statement schedules are included in this report and should be read in conjunction with the financial statements referred to above:

Report of Independent Accountants on Financial Statement Schedules

Michael Foods, Inc. and Subsidiaries – Valuation and Qualifying Accounts

M-Foods Dairy, LLC – Valuation and Qualifying Accounts

All other schedules are omitted, as the required information is not applicable or the information is presented in the financial statements or related notes.

3.  Exhibits

Reference is made to Item 15 (c) footnote (2) for exhibits filed with this form.

(b)                                 Reports on Form 8-K

Reference is made to reports filed on Form 8-K dated February 21, 2002, April 25, 2002, July 25, 2002, and November 8, 2002, regarding news releases to our debtholders pertaining to our interim financial results.  Reference is also made to reports filed on Form 8-K or Form 8-K/A dated August 14, 2002, August 23, 2002, September 24, 2002, and September 25, 2002, regarding other corporate developments.

(c)                                  Exhibits and Exhibit Index

EXHIBIT NO.	DESCRIPTION

2.1	Agreement and Plan of Merger, dated December 21, 2000, by and among Michael Foods Acquisition Corp., Michael Foods, Inc. and M-Foods Holdings, Inc.(1)
2.2	Amendment Number One to Agreement and Plan of Merger, dated March 6, 2001, by and among Michael Foods Acquisition Corp., Michael Foods, Inc. and M-Foods Holdings, Inc.(1)
3.1	Amended and Restated Articles of Incorporation of Michael Foods, Inc.(1)
3.2	Bylaws of Michael Foods, Inc.(1)
4.1	Purchase Agreement, dated March 16, 2001, between Michael Foods Acquisition Corp., Michael Foods, Inc., and Banc of America Securities, LLC and Bear, Stearns & Co.(1)
4.2	Indenture, dated March 27, 2001, between Michael Foods Acquisition Corp. and BNY Midwest Trust Company, as trustee(1)
4.3

Supplemental Indenture, dated as of April 10, 2001, by and among Michael Foods, Inc., M-Foods Holdings, Inc., Michael Foods of Delaware, Inc., Northern Star Co., Minnesota Products, Inc., Farm Fresh Foods, Inc., Crystal Farms Refrigerated Distribution Company, WFC, Inc., Wisco Farm Cooperative, M. G. Waldbaum Company, Papetti’s Hygrade Egg Products, Inc., Casa Trucking, Inc., Papetti Electroheating Corporation, Kohler Mix Specialties, Inc., Midwest Mix, Inc., Kohler Mix Specialties of Connecticut, Inc. and Midwest Mix, Inc. and BNY Midwest Trust Company(1)

4.4	Second Supplemental Indenture, dated as of May 2, 2001, by and among M-Foods Dairy, LLC and M-Foods Dairy TXCT, LLC, Michael Foods, Inc. and BNY Midwest Trust Company(1)
4.5	Registration Rights Agreement, dated March 27, 2001, by and among Michael Foods Acquisition Corp., and Banc of America Securities, LLC and Bear, Stearns & Co.(1)
4.6

Collateral Pledge and Security Agreement, dated March 27, 2001, between Michael Foods Acquisition Corp., and Banc of America Securities, LLC and Bear, Stearns & Co. and BNY Midwest Trust Company as collateral agent and securities intermediary(1)

10.1

Credit Agreement, dated April 10, 2001, among Michael Foods, Inc., M-Foods Holdings, Inc., the Guarantors, Bank of America, N.A., as Agent, Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Running Manager, and Bear, Stearns & Co., as Syndication Agent(1)

10.2	Pledge Agreement, dated April 10, 2001, between Michael Foods, Inc., Bank of America, N.A. and Banc of America Securities, LLC(1)
*10.3	M-Foods Holdings, Inc. 2001 Stock Option Plan(1)
*10.4	Form of M-Foods Holdings 2001 Stock Option Plan Stock Option Award Agreement(1)
*10.5	Employment Agreement, dated April 10, 2001, by and among Michael Foods, Inc., M-Foods Holdings, Inc. and Gregg A. Ostrander(1)
*10.6	Employment Agreement, dated April 10, 2001, by and among Michael Foods, Inc., M-Foods Holdings, Inc. and John D. Reedy(1)
*10.7	Employment Agreement, dated April 10, 2001, by and among Michael Foods, Inc., M-Foods Holdings, Inc. and James D. Clarkson(1)

*10.8	Employment Agreement, dated April 10, 2001, by and among Michael Foods, Inc., M-Foods Holdings, Inc. and Bill L. Goucher(1)
*10.9	Severance and Deferred Compensation Agreement, dated April 10, 2001, by and among Michael Foods, Inc., M-Foods Holdings, Inc. and James Mohr(1)
*10.10	Severance and Deferred Compensation Agreement, dated April 10, 2001, by and among Michael Foods, Inc., M-Foods Holdings, Inc. and Harold D. Sprinkle(1)
*10.11	Severance and Deferred Compensation Agreement, dated April 10, 2001, by and among Michael Foods, Inc., M-Foods Holdings, Inc. and Max Hoffmann(1)
*10.12	Severance and Deferred Compensation Agreement, dated April 10, 2001, by and among Michael Foods, Inc., M-Foods Holdings, Inc. and Bradley Cook(1)
10.13	Amended and Restated Limited Liability Company Agreement of M-Foods Investors, LLC(1)
*10.14

Securityholders Agreement, dated April 10, 2001, between M-Foods Dairy Holdings, LLC, Marathon Dairy Investment Corp., Vestar Capital Partners IV, L.P., 4J2R1C Limited Partnership, 3J2R Limited Partnership, Gregg A. Ostrander, John D. Reedy, Bill L. Goucher, James D. Clarkson, James Mohr, Harold D. Sprinkle, Bradley Cook, and Max Hoffmann(1)

*10.15	Management Stock Purchase and Unit Subscription Agreement, dated April 10, 2001, among M-Foods Investors, LLC, M-Foods Holdings, Inc., and Gregg A. Ostrander(1)
*10.16	Management Stock Purchase and Unit Subscription Agreement, dated April 10, 2001, among M-Foods Investors, LLC, M-Foods Holdings, Inc., and John D. Reedy(1)
*10.17	Management Stock Purchase and Unit Subscription Agreement, dated April 10, 2001, among M-Foods Investors, LLC, M-Foods Holdings, Inc., and James D. Clarkson(1)
*10.18	Management Stock Purchase and Unit Subscription Agreement, dated April 10, 2001, among M-Foods Investors, LLC, M-Foods Holdings, Inc., and Bill L. Goucher(1)
*10.19	Management Stock Purchase and Unit Subscription Agreement, dated April 10, 2001, among M-Foods Investors, LLC, M-Foods Holdings, Inc., and Max Hoffmann(1)
*10.20	Management Stock Purchase and Unit Subscription Agreement, dated April 10, 2001, among M-Foods Investors, LLC, M-Foods Holdings, Inc., and Harold D. Sprinkle(1)
*10.21	Management Stock Purchase and Unit Subscription Agreement, dated April 10, 2001, among M-Foods Investors, LLC, M-Foods Holdings, Inc., and Bradley Cook(1)
*10.22	Management Stock Purchase and Unit Subscription Agreement, dated April 10, 2001, among M-Foods Investors, LLC, M-Foods Holdings, Inc., and James Mohr(1)
*10.23	Management Unit Subscription Agreement, dated April 10, 2001, between M-Foods Dairy Holdings, LLC, and Gregg A. Ostrander(1)
*10.24	Management Unit Subscription Agreement, dated April 10, 2001, between M-Foods Dairy Holdings, LLC, and John D. Reedy(1)
*10.25	Management Unit Subscription Agreement, dated April 10, 2001, between M-Foods Dairy Holdings, LLC, and James D. Clarkson(1)
*10.26	Management Unit Subscription Agreement, dated April 10, 2001, between M-Foods Dairy Holdings, LLC, and Bill L. Goucher(1)
*10.27	Management Unit Subscription Agreement, dated April 10, 2001, between M-Foods Dairy Holdings, LLC, and Max Hoffmann(1)
*10.28	Management Unit Subscription Agreement, dated April 10, 2001, between M-Foods Dairy Holdings, LLC, and Harold D. Sprinkle(1)
*10.29	Management Unit Subscription Agreement, dated April 10, 2001, between M-Foods Dairy Holdings, LLC, and Bradley Cook(1)
*10.30	Management Unit Subscription Agreement, dated April 10, 2001, between M-Foods Dairy Holdings, LLC, and James Mohr(1)
*10.31

Securityholders Agreement, dated April 10, 2001, between M-Foods Investors, LLC, M-Foods Holdings, Inc., Marathon Fund Limited Partnership IV, Vestar Capital Partners IV, L.P., 4J2R1C Limited Partnership, 3J2R Limited Partnership, Gregg A. Ostrander, John D. Reedy, Bill L. Goucher, James D. Clarkson, James Mohr, Harold D. Sprinkle, Bradley Cook, and Max Hoffmann(1)

12.1	Computation of Ratio of Earnings to Fixed Charges(2)
21.1	Subsidiaries of Michael Foods, Inc.(2)

*                      Management Contract or Compensation Plan Arrangement

(1)               Incorporated by reference from the Company’s Registration Statement on Form S-4 filed July 18, 2001.

(2)               Filed as an exhibit to this Form 10-K.

Report of Independent Accountants on
Financial Statement Schedules

To the Board of Directors
of Michael Foods, Inc.

Our audit of the 2002 consolidated financial statements referred to in our report dated February 18, 2003 appearing in the 2002 Annual Report on Form 10-K of Michael Foods, Inc. also included an audit of the 2002 financial statement schedules listed in Item 15(a)(2) of this Form 10-K.  In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, MN
February 18, 2003

(d) Schedules	SCHEDULE II

MICHAEL FOODS, INC. AND SUBSIDIARIES

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charges to Other Accounts- Describe	Deductions -Describe (a)	Balance at End of Period

Allowance for Doubtful Accounts

PREDECESSOR
For the Year ended December 31, 2000	$2,051,000	$2,360,000	$0	$2,179,000	$2,232,000

For the Three Months ended March 31, 2001	$2,232,000	$239,000	$0	$0	$2,471,000

COMPANY
For the Nine Months ended December 31, 2001	$2,471,000	$679,000	$0	$500,000	$2,650,000

For the Year ended December 31, 2002	$2,650,000	$636,000	$0	$176,000	$3,110,000

(a)                                  Write-offs of accounts deemed uncollectible

SCHEDULE II

M-FOODS DAIRY, LLC

(A majority owned subsidiary of Michael Foods, Inc.)

VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charges to Other Accounts- Describe	Deductions Describe (a)	Balance at End of Period

Allowance for Doubtful Accounts

PREDECESSOR
For the Year ended December 31, 2000	$138,000	$853,000	$0	$838,000	$153,000

For the Three Months ended March 31, 2001	$153,000	$15,000	$0	$0	$168,000

COMPANY
For the Nine Months ended December 31, 2001	$168,000	$46,000	$0	$14,000	$200,000

For the Year ended December 31, 2002	$200,000	$57,000	$0	$2,000	$255,000

(a)                                  Write-offs of accounts deemed uncollectible

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHAEL FOODS, INC.

Date: March 20, 2003	By:	/s/ Gregg A. Ostrander
Gregg A. Ostrander
(Chairman, President and Chief Executive Officer)

Date: March 20, 2003	By:	/s/ John D. Reedy
John D. Reedy
(Executive Vice President, Chief Financial Officer, Treasurer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ J. Christopher Henderson	March 20, 2003
J. Christopher Henderson (Director)

/s/ Jerome J. Jenko	March 20, 2003
Jerome J. Jenko (Director)

/s/ James P. Kelley	March 20, 2003
James P. Kelley (Director)

/s/ Leonard Lieberman	March 20, 2003
Leonard Lieberman (Director)

/s/ Jeffrey J. Michael	March 20, 2003
Jeffrey J. Michael (Director)

/s/ John L. Morrison	March 20, 2003
John L. Morrison (Director)

/s/ Kevin A. Mundt	March 20, 2003
Kevin A. Mundt (Director)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Gregg A. Ostrander, certify that:

1.  I have reviewed this annual report on Form 10-K of Michael Foods, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 20, 2003

/s/ Gregg A. Ostrander
Chairman, President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, John D. Reedy, certify that:

1.  I have reviewed this annual report on Form 10-K of Michael Foods, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 20, 2003

/s/ John D. Reedy
Executive Vice President, Treasurer and Chief Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy statement has been sent to securityholders during the Registrant’s last fiscal year.

EXHIBIT INDEX

Exhibit No.

12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Schedule of Michael Foods, Inc. Subsidiaries

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

Report of Independent Accountants

BOARD OF DIRECTORS

MICHAEL FOODS, INC.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholder’s equity and of cash flows present fairly, in all material respects, the financial position of Michael Foods, Inc. and its subsidiaries (the Company), a wholly owned subsidiary of M-Foods Holdings, Inc., at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

The financial statements of the Company as of December 31, 2001 and for the nine months then ended were audited by other independent certified public accountants whose report, dated February 8, 2002, expressed an unqualified opinion on those statements.

The financial statements of Michael Foods, Inc. and subsidiaries (the Predecessor) for the three months ended March 31, 2001 and for the year ended December 31, 2000 were audited by other independent certified public accountants whose report, dated May 15, 2001, expressed an unqualified opinion on those statements.

As discussed in Note C to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statement 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” on January 1, 2002.

/s/PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 18, 2003

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

BOARD OF DIRECTORS

MICHAEL FOODS, INC.

We have audited the accompanying consolidated balance sheet of Michael Foods, Inc. and subsidiaries (a wholly-owned subsidiary of M-Foods Holdings, Inc.) as of December 31, 2001 and the related consolidated statements of earnings, shareholder’s equity, and cash flows for the nine months then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

BOARD OF DIRECTORS

MICHAEL FOODS, INC.

We have audited the consolidated statements of operations, shareholder’s equity, and cash flows of Michael Foods, Inc. and subsidiaries (the Predecessor") for the year ended December 31, 2000 and the three months ended March 31, 2001.  These financial statements are the responsibility of the Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Michael Foods, Inc. and subsidiaries for the year ended December 31, 2000 and for the three months ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the year ended December 31, 2000 and for the three months ended March 31, 2001. In our opinion, this schedule, when considered in relation to the basic financial statement taken as a whole, presents fairly, in all material respects, the information therein.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
May 15, 2001, (except for the third paragraph of "Recent Accounting Pronouncements" within Note C, as to which the date is February 18, 2003)

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
CURRENT ASSETS
Cash and equivalents	$20,572,000	$27,660,000
Accounts receivable, less allowances	101,579,000	102,317,000
Inventories	95,807,000	78,941,000
Prepaid expenses and other	13,571,000	11,370,000
Total current assets	231,529,000	220,288,000
PROPERTY, PLANT AND EQUIPMENT
Land	3,873,000	3,873,000
Buildings and improvements	110,702,000	99,561,000
Machinery and equipment	259,501,000	226,759,000
	374,076,000	330,193,000
Less accumulated depreciation	91,723,000	39,039,000
	282,353,000	291,154,000
OTHER ASSETS
Goodwill	341,028,000	341,021,000
Joint ventures and other assets	38,112,000	44,670,000
	379,140,000	385,691,000
	$893,022,000	$897,133,000
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$17,671,000	$12,962,000
Accounts payable	65,990,000	64,492,000
Accrued liabilities
Compensation	15,251,000	12,582,000
Insurance	7,855,000	8,191,000
Customer programs	26,484,000	21,996,000
Income taxes	7,403,000	9,853,000
Interest	9,336,000	10,619,000
Hedging derivative liability	11,001,000	4,186,000
Other	11,393,000	9,930,000
Total current liabilities	172,384,000	154,811,000
LONG-TERM DEBT, less current maturities	493,718,000	540,132,000
DEFERRED INCOME TAXES	47,119,000	48,725,000
COMMITMENTS AND CONTINGENCIES	—	—
NON-CONTROLLING INTEREST	475,000	475,000
SHAREHOLDER’S EQUITY
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	147,498,000	146,792,000
Retained earnings	39,476,000	9,815,000
Accumulated other comprehensive loss	(7,648,000)	(3,617,000)
	179,326,000	152,990,000
	$893,022,000	$897,133,000

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Company		Predecessor

	Year ended December 31, 2002	Nine Months ended December 31, 2001	Three Months ended March 31, 2001	Year ended December 31, 2000

Net sales	$1,168,160,000	$885,642,000	$275,627,000	$1,080,601,000
Cost of sales	953,333,000	734,008,000	227,707,000	889,138,000
Gross profit	214,827,000	151,634,000	47,920,000	191,463,000
Selling, general and administrative expenses	116,444,000	87,484,000	27,376,000	104,657,000
Transaction expenses	—	—	11,050,000	—
Operating profit	98,383,000	64,150,000	9,494,000	86,806,000
Interest expense, net	50,179,000	42,335,000	3,293,000	13,206,000
Earnings before other expense and income taxes	48,204,000	21,815,000	6,201,000	73,600,000
Other expense-early extinguishment of debt	—	—	15,513,000	—
Earnings (loss) before income taxes	48,204,000	21,815,000	(9,312,000)	73,600,000
Income tax expense (benefit)	18,543,000	12,000,000	(3,659,000)	28,890,000
NET EARNINGS (LOSS)	$29,661,000	$9,815,000	$(5,653,000)	$44,710,000

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL SHAREHOLDER’S EQUITY
	SHARES ISSUED	AMOUNT
Predecessor
Balance at January 1, 2000	20,301,624	$203,000	$102,777,000	$162,577,000	$(958,000)	$264,599,000
Repurchase of common stock	(2,109,400)	(21,000)	(46,104,000)	—	—	(46,125,000)
Incentive plan stock compensation	40,890	—	876,000	—	—	876,000
Stock options exercised, net of shares surrendered for exercise price and income taxes	56,370	1,000	650,000	—	—	651,000
Tax benefit from stock options exercised	—	—	307,000	—	—	307,000
Net earnings	—	—	—	44,710,000	—	44,710,000
Foreign currency translation adjustment loss	—	—	—	—	(359,000)	(359,000)
Comprehensive income	—	—	—	—	—	44,351,000
Dividends ($.31 per share)	—	—	—	(5,926,000)	—	(5,926,000)
Balance at December 31, 2000	18,289,484	183,000	58,506,000	201,361,000	(1,317,000)	258,733,000
Incentive plan stock compensation	39,703	—	1,169,000	—	—	1,169,000
Stock options exercised, net of shares surrendered for exercise price and income taxes	36,543	1,000	545,000	—	—	546,000
Tax benefit from stock options exercised	—	—	4,055,000	—	—	4,055,000
Stock options extended	—	—	310,000	—	—	310,000
Net loss	—	—	—	(5,653,000)	—	(5,653,000)
Foreign currency translation adjustment income	—	—	—	—	1,088,000	1,088,000
Futures loss	—	—	—	—	(1,632,000)	(1,632,000)
Comprehensive income (loss)	—	—	—	—	—	(6,197,000)
Dividends ($.08 per share)	—	—	—	(1,465,000)	—	(1,465,000)
Balance at March 31, 2001	18,365,730	$184,000	$64,585,000	$194,243,000	$(1,861,000)	$257,151,000
Company
Balance at March 31, 2001	18,365,730	$184,000	$64,585,000	$194,243,000	$(1,861,000)	$257,151,000
Merger with M-Foods Holdings, Inc.	(18,365,730)	(184,000)	(64,585,000)	(194,243,000)	1,861,000	(257,151,000)
Proceeds from issuance of common stock, $0.01 par	1,000	—	213,393,000	—	—	213,393,000
Deemed dividend to continuing shareholders	—	—	(66,631,000)	—	—	(66,631,000)
Allocation of deemed dividend to accumulated other comprehensive loss	—	—	—	—	(577,000)	(577,000)
Balance at April 1, 2001	1,000	—	146,762,000	—	(577,000)	146,185,000
Additional capital invested by parent	—	—	30,000	—	—	30,000
Net earnings	—	—	—	9,815,000	—	9,815,000
Foreign currency translation adjustment income	—	—	—	—	10,000	10,000
Interest rate swap	—	—	—	—	(1,206,000)	(1,206,000)
Futures loss	—	—	—	—	(1,844,000)	(1,844,000)
Comprehensive income	—	—	—	—	—	6,775,000
Balance at December 31, 2001	1,000	—	146,792,000	9,815,000	(3,617,000)	152,990,000
Additional capital invested by parent	—	—	706,000	—	—	706,000
Net earnings	—	—	—	29,661,000	—	29,661,000
Foreign currency translation adjustment income	—	—	—	—	141,000	141,000
Interest rate swap	—	—	—	—	(5,384,000)	(5,384,000)
Futures gain	—	—	—	—	1,212,000	1,212,000
Comprehensive income	—	—	—	—	—	25,630,000
Balance at December 31, 2002	1,000	$—	$147,498,000	$39,476,000	$(7,648,000)	$179,326,000

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Company		Predecessor

	Year ended December 31, 2002	Nine months ended December 31, 2001	Three months ended March 31, 2001	Year ended December 31, 2000

Cash flows from operating activities:
Net earnings (loss)	$29,661,000	$9,815,000	$(5,653,000)	$44,710,000
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	53,543,000	39,689,000	11,114,000	42,355,000
Amortization of intangibles	716,000	7,256,000	1,421,000	5,628,000
Amortization of deferred financing costs	4,218,000	2,359,000	—	—
Deferred income taxes	(1,606,000)	(2,749,000)	(1,547,000)	2,707,000
Tax benefit from stock options exercised	—	—	4,055,000	307,000
Changes in operating assets and liabilities:
Accounts receivable	1,648,000	18,569,000	(7,903,000)	(20,274,000)
Inventories	(10,630,000)	3,400,000	(4,944,000)	(4,537,000)
Prepaid expenses and other	(1,902,000)	(3,784,000)	293,000	(199,000)
Accounts payable	560,000	4,837,000	5,443,000	7,203,000
Accrued liabilities	6,797,000	21,401,000	11,737,000	(8,815,000)
Net cash provided by operating activities	83,005,000	100,793,000	14,016,000	69,085,000
Cash flows from investing activities:
Capital expenditures	(27,394,000)	(23,299,000)	(10,837,000)	(37,373,000)
Business acquisitions	(17,883,000)	(626,925,000)	—	—
Joint ventures and other assets	4,752,000	(4,953,000)	3,888,000	(1,127,000)
Net cash used in investing activities	(40,525,000)	(655,177,000)	(6,949,000)	(38,500,000)
Cash flows from financing activities:
Payments on revolving line of credit	(30,000,000)	(65,750,000)	(52,000,000)	(168,400,000)
Proceeds from revolving line of credit	25,000,000	53,800,000	45,500,000	191,600,000
Payments on long-term debt	(45,274,000)	(155,106,000)	(109,000)	(3,109,000)
Proceeds from long-term debt	—	570,000,000	—	184,000
Repurchase of common stock	—	—	—	(46,125,000)
Proceeds from issuance of common stock	—	174,800,000	546,000	651,000
Additional capital invested by parent	706,000	30,000	—	—
Dividends	—	—	(1,465,000)	(5,926,000)
Other	—	—	310,000	—
Net cash provided by (used in) financing activities	(49,568,000)	577,774,000	(7,218,000)	(31,125,000)
Net increase (decrease) in cash and equivalents	(7,088,000)	23,390,000	(151,000)	(540,000)
Cash and equivalents at beginning of period	27,660,000	4,270,000	4,421,000	4,961,000
Cash and equivalents at end of period	$20,572,000	$27,660,000	$4,270,000	$4,421,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$46,959,000	$28,866,000	$5,945,000	$13,484,000
Income taxes	15,098,000	7,467,000	1,025,000	27,225,000

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—MERGER AGREEMENT

On April 10, 2001, Michael Foods, Inc. and its subsidiaries (“Michael Foods”, “Company”, “we”, “us”, “our”) was acquired in a transaction (the “Merger”) led by an investor group comprised of a management group led by Michael Foods’ Chairman, President and Chief Executive Officer, Gregg Ostrander, affiliates of Jeffrey Michael, a member of the Predecessor’s Board of Directors, and affiliates of two private equity investment firms, Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated, (collectively, “M-Foods Investors, LLC”). Michael Foods, Inc. is a wholly-owned subsidiary of M-Foods Holdings, Inc.; M-Foods Holdings, Inc. is a wholly-owned subsidiary of M-Foods Investors, LLC. Under the terms of the Merger agreement, all outstanding shares of Michael Foods common stock were converted into the right to receive $30.10 per share in cash, or value equal thereto, and all outstanding stock options were converted into the right to receive, in cash, $30.10 per share reduced by the exercise price per share for all shares subject to such stock options. The purchase of the outstanding shares was financed through new equity financing of approximately $175,000,000, a senior secured credit facility of up to $470,000,000 at market-based variable interest rates, and $200,000,000 of senior subordinated notes at an 11.75% annual interest rate. As a result of the Merger, the stock of pre-merger Michael Foods (“Predecessor”) is no longer publicly traded and, therefore, earnings per share calculations are no longer included for financial statement presentation.

Immediately after the close of the Merger, we contributed the assets of our Dairy Products Division into two limited liability corporations, M-Foods Dairy, LLC and M-Foods Dairy TXCT, LLC (collectively, the “Dairy LLCs”) and in exchange received voting preferred and voting common units from these entities equal to the fair value of the net assets contributed, which collectively were approximately $35,800,000. The preferred units issued to us have an annual 10% preferred return guarantee and represent 100% of the preferred units issued and outstanding. In addition, we received 5% of the common units issued by the Dairy LLCs, with the common units held by the Company representing 100% of the voting common units issued and outstanding. These common units have a stated value of $25,000. The remaining 95% of the common units, which are non-voting, are owned by M-Foods Dairy Holdings, LLC, which is owned by the same owners or affiliates of such owners, in the same proportion, as the unit holders of M-Foods Investors, LLC. The common unit interests owned by M-Foods Dairy Holdings, LLC were issued in exchange for $475,000 and are reflected as non-controlling interest in the accompanying consolidated balance sheet.

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

For accounting purposes, the Merger was considered a leveraged buy-out. The total purchase price of approximately $562,881,000 was allocated to the acquired assets and assumed liabilities based on their fair values at April 1, 2001, net of the deemed dividend of $66,631,000. These allocations were based on a valuation by a third party appraisal firm. The allocation of the purchase price was as follows:

Working capital	$88,663,000
Property, plant & equipment	307,544,000
Other assets	42,816,000
Goodwill	347,537,000
Long-term debt	588,426,000
Other liabilities	51,474,000

In connection with the Merger, the Predecessor incurred transaction expenses of approximately $26,600,000 associated with the Merger and change-in-control provisions of various compensation, debt and other agreements, which have been reflected in the Predecessor financial statements. These transaction expenses include the expense related to the early extinguishment of debt resulting from the change-in-control. In addition, we incurred other merger related and debt issuance costs of approximately $40,000,000, which have been capitalized as direct costs of the Merger and deferred financing costs in our consolidated balance sheet.

The following unaudited pro forma net sales and earnings before other expense and income taxes for the year ended December 31, 2001 are derived from the application of pro forma adjustments to the Predecessor’s historical statement of earnings, and assume the Merger had occurred on January 1, 2001.  The pro forma earnings for the year ended December 31, 2001 are also adjusted for goodwill amortization determined in accordance with the provisions of SFAS 142 (see Note C, Goodwill and Intangibles).  The net sales and earnings before other expense and income taxes for the year ended December 31, 2002 represent actual results for the period.

	Year ended December 31, 2002	Year ended December 31, 2001

Net sales	$1,168,160,000	$1,161,269,000
Earnings before other expense and income taxes	48,204,000	19,446,000

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

NOTE B – ASSET PURCHASE

On August 26, 2002, we acquired the egg products assets of Canadian Inovatech Inc. for approximately $18,000,000.  The total purchase price was allocated to the acquired assets and liabilities based on their fair values at the acquisition date as determined by a third party appraisal firm.  The allocation of the purchase price resulted in goodwill of $4,807,000.  We also entered into long-term leases for two plants operated by the seller.  This entity’s results of operations have been included in our operating results since the date of the asset purchase.  Also, as a result of this asset purchase, we now own 67%, rather than 33%, of a Canadian egg products joint venture — Trilogy Egg Products, Inc.  Hence, Trilogy became a consolidated entity under our financial reporting as of the date of the asset purchase.

The following unaudited pro forma statement of earnings information has been prepared assuming the asset purchase and the merger transaction described in Note A had occurred on January 1, 2001:

	Year ended December 31, 2002	Year ended December 31, 2001
Net sales	$1,202,515,000	$1,197,509,000
Earnings before other expense and income taxes	50,434,000	22,447,000

This unaudited pro forma information is not necessarily indicative of the combined results of operations that would have occurred had the transactions occurred on the noted dates, nor is it indicative of the results which may occur in the future.

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

The Company is a diversified producer and distributor of food products in four areas—egg products, refrigerated distribution, dairy products, and potato products. The Company believes it is the largest producer of processed egg products in the United States, and is a leading producer and distributor of specialty potato and dairy products to the foodservice, retail and industrial markets. The Company also distributes refrigerated grocery items, primarily cheese and other dairy items, to the retail grocery market in the central United States.

The Company adopted the accounting policies of the Predecessor.

Principles of Consolidation and Fiscal Year

The consolidated financial statements include the accounts of Michael Foods, Inc. and all majority owned subsidiaries in which it has control. All significant inter-company accounts and transactions have been eliminated. The Company's investments in non-controlled entities in which it has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Saturday nearest to December 31, but for clarity of presentation, describes all periods as if the year end is December 31. The years ended December 31, 2002, 2001 and 2000 each consisted of fifty-two weeks.

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2000 and for the year then ended and for the three months ended March 31, 2001 have been taken from the historical books and records of the Predecessor.

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

Cash and Equivalents

The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents.  Substantially all of the Company’s cash and equivalents is with one bank.

Accounts Receivable

The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due.  Management performs on-going credit evaluations of customers.  The Company maintains an allowance for potential credit losses which, when realized, have been within management’s expectations.  The allowance was $3,110,000 and $2,650,000 at December 31, 2002 and 2001.

Inventories

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful lives of generally one to two years.

Inventories consisted of the following at December 31:

	2002	2001

Raw materials and supplies	$18,552,000	$15,347,000
Work in process and finished goods	54,574,000	43,027,000
Flocks	22,681,000	20,567,000
	$95,807,000	$78,941,000

Accounting for Hedge Activities

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This standard establishes accounting and reporting standards for derivative financial instruments and hedge activities. Certain of the Company’s operating segments hold derivative instruments, such as corn, soybean meal, cheese and fuel futures that the Company believes provide an economic hedge of future transactions and are designated as cash flow hedges.  As the commodities being hedged are either grain ingredients fed to the Company’s flocks, raw materials or production inputs, the changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of these items.  In addition, the Company has also entered into interest rate swap agreements, which correspond with the interest payment terms of a portion of the Company’s variable rate senior secured credit facility.  As the significant components of the swap agreements and the credit facility are highly correlative, the Company expects the swaps to be highly effective over the terms of the agreements.  The amount of hedge ineffectiveness was immaterial for the years ended December 31, 2002 and 2001.

The Company actively monitors its exposure to commodity price risks and uses derivative commodity instruments to manage the impact of certain of these risks. The Company uses derivatives, primarily futures contracts, only for the purpose of managing risks associated with underlying exposures. The Company’s futures contracts are cash flow hedges of firm purchase commitments and anticipated production requirements, as they reduce the Company’s exposure to changes in the cash price of the respective items and generally extend for less than one year.

The Company does not trade or use instruments with the objective of earning financial gains on the commodity price, nor does it use instruments where there are not underlying exposures. Gains and losses on futures contracts are deferred as a component of Accumulated Other Comprehensive Loss ("AOCL") in the Company’s equity section of the balance sheet and a corresponding amount is recorded in other current assets or liabilities, as appropriate.  The amounts deferred are subsequently recognized in cost of sales when the associated products are sold.  The cost or benefit of contracts closed prior to the execution of the underlying purchase is deferred until the anticipated purchase occurs. As a result of the volatility of the markets, deferred gains and losses in AOCL may fluctuate until the related contract is closed.

Initially, upon adoption of the new derivative accounting standard, and prospectively as required by the standard on the date new derivatives are entered into, the Company formally documents all relationships between hedging instruments and hedged items, as well as the Company’s risk management objectives and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, the Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. If it is determined that a derivative ceases to be a highly effective hedge or the forecasted transaction being hedged will no longer occur, the Company will discontinue hedge accounting, and any gains or losses on the derivative instrument will be recognized in earnings during the period in which it no longer qualifies as a hedge. No such instances occurred in the years ended December 31, 2002 or 2001.

Property, Plant and Equipment

Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on the straight-line basis. Estimated service lives range from 10-40 years for buildings and improvements and 3-10 years for machinery and equipment. Accelerated and straight-line methods are used for income tax purposes. The Company and Predecessor capitalized interest costs relating to the construction and installation of property, plant and equipment of $196,000 and $224,000 for the nine months ended December 31, 2001 and the year ended December 31, 2000, respectively. No interest was capitalized by the predecessor during the three months ended March 31, 2001 or by the Company for the year ended December 31, 2002.

Goodwill and Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SAFS No. 142, “Goodwill and Other Intangible Assets.”  SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations, requiring that all business combinations initiated after June 30, 2001 be accounted for using the purchase method.  SFAS 142 provides that goodwill is no longer amortized, but rather is reviewed for impairment at least annually and more frequently in certain circumstances using a two-step process.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.”  This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supercedes SFAS 121.  SFAS 144 does, however, retain the fundamental provisions of SFAS 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale.

As of January 1, 2002, we adopted SFAS 141, 142 and 144.  The effect of adopting SFAS 142 was to reduce amortization expense by approximately $8,824,000 for the year ended December 31, 2002.  As a result of adopting these standards, our accounting policies for goodwill and intangible assets changed effective January 1, 2002, as described below:

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

Other Intangibles

We recognize an acquired intangible asset apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset, or liability.  An intangible asset other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite.  Impairment losses are recognized if the carrying amount of an intangible asset subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

The adoption of SFAS 141 and 144 did not affect our financial position or results of operations.  During the second quarter of 2002 pursuant to SFAS 142, we completed the transitional impairment test of goodwill with no impairment indicated at January 1, 2002.  During the fourth quarter of 2002, pursuant to SFAS 142, we completed the annual impairment test of goodwill with no impairment indicated.

The change in the carrying amount of goodwill for the year ended December 31, 2002 is as follows:

Balance at December 31, 2001	$341,021,000
Goodwill related to the Inovatech acquisition (see Note B)	4,807,000
Reduction related to resolution of certain tax contingencies recorded at the date of the Merger	(4,800,000)
Balance at December 31, 2002	$341,028,000

Each segment's share of this goodwill was as follows:

	2002	2001
Egg Products	$254,189,000	$254,182,000
Refrigerated Distribution	35,560,000	35,560,000
Potato Products	49,516,000	49,516,000
Dairy Products	1,763,000	1,763,000

The following table presents a reconciliation of net earnings (loss), as reported in the financial statements, to those amounts adjusted for goodwill and intangible amortization determined in accordance with the provisions of SFAS 142.

	Year ended December 31, 2002	Nine months ended December 31, 2001	Three months ended March 31, 2001
	(Company)		(Predecessor)
Reported net earnings (loss)	$29,661,000	$9,815,000	$(5,653,000)
Add back: goodwill amortization	—	6,516,000	885,000
Adjusted net earnings (loss)	$29,661,000	$16,331,000	$(4,768,000)

The carrying amount for other indefinite-lived intangible assets (trademarks) as of December 31, 2002 and 2001 was $13,406,000.  The Predecessor had no indefinite-lived intangible assets.

Our acquired intangible assets that have been determined to have a definite life and continue to be amortized as of December 31, 2002 are as follows:

	Gross Carrying Amount	Accumulated Amortization
Licenses and non-compete	$2,526,000	$(1,353,000)

The aggregate amortization expense for the year ended December 31, 2002 was approximately $716,000 and $637,000 for the nine months ended December 31, 2001.  The Predecessor had amortization expense of approximately $500,000 during the three months ended March 31, 2001.  The estimated amortization expense for the years ended December 31, 2003 through December 31, 2006 is as follows:

2003	$715,000
2004	186,000
2005	186,000
2006	86,000

Deferred Financing Costs

In connection with the Merger financing, deferred financing costs of $21,035,000 were capitalized.  These costs are included in other assets and are being amortized using the interest method over the lives of the respective debt agreements.  Accumulated amortization was $6,473,000 and $2,359,000 at December 31, 2002 and 2001 respectively.

Foreign Joint Ventures and Currency Translation

The Company has invested in foreign joint ventures in Europe and Canada related to its Egg Products Division. The European joint venture investment is accounted for using the equity method of accounting. The financial statements for this entity are measured in their local currency and then translated into U.S. dollars. The balance sheet accounts are translated using the current exchange rate at the balance sheet date and the operating results are translated using the average rates prevailing throughout the reporting period. Accumulated translation gains or losses are recorded in AOCL and are included as a component of comprehensive income (loss).  The Company now owns 67% of the Canadian joint venture and therefore its financial statements are included in the consolidated financial statements of the Company.  The financial statements of the Canadian joint venture are translated using the same methodology as used for the European joint venture with the accumulated translation gains or losses being recorded in AOCL and are included as a component of comprehensive income (loss).

Revenue Recognition

Sales are recognized when goods are shipped to customers and are recorded net of estimated customer programs and returns.

Stock-Based Compensation

The Predecessor utilized the intrinsic value method of accounting for its stock-based employee compensation plans. Pro forma information related to the fair value method of accounting is provided in Note I.  The Company does not have any stock-based compensation plans.

Recent Accounting Pronouncements

On January 1, 2002, we adopted Emerging Issues Task Force (EITF) Issue No. 00-25, Vendor Income Statement Characterization of Consideration to a Reseller on the Vendors Products, effective January 1, 2002.  The adoption of EITF Issue 00-25 did not have a material effect on our consolidated financial statements. In addition, we adopted EITF Issue No. 01-09, Accounting for Consideration given by a Vendor to a Customer (including a Reseller of the Vendor's Products), effective January 1, 2002.  The adoption of EITF Issue No. 01-09 did not have a material effect on our consolidated financial statements.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" which provides accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We believe the adoption of SFAS No. 143 will not have a material impact on our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as an extraordinary item only if they are part of the entities recurring operations and not unusual or infrequent.  The effect of adopting this standard on our financial statements was to reclassify our extraordinary loss in the three-month period ended March 31, 2001 to other expense in the statement of operations.

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  Prior to the adoption of this Standard, a liability for an exit cost, as defined by Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 was effective for the Company for exit plans or disposal activities initiated after December 31, 2002.  Adoption is not expected to have a material impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “ Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation elaborates on the disclosure requirements in the financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The disclosure requirements of this interpretation were effective for us on December 31, 2002 but did not require any additional disclosure. The recognition provisions of the interpretation are applicable only to guarantees issued or modified after December 31, 2002. We do not expect adoption of these recognition provisions to have a material impact on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are the determined to be the primary beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for variable interest entities in existence prior to January 31, 2003 and outlines consolidation requirements for variable interest entities created after January 31, 2003. Adoption is not expected to have a material impact on our consolidated financial statements.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $8,973,000 for the year ended December 31, 2002 and $3,779,000 during the nine months ended December 31, 2001.  The Predecessor incurred advertising expense of $3,011,000 during the three months ended March 31, 2001 and $9,132,000 for the year ended December 31, 2000.

NOTE D—LONG-TERM DEBT

Long-term debt consisted of the following on December 31:

	2002	2001

Revolving lines of credit	$—	$5,000,000
Senior notes payable	300,305,000	342,650,000
Subordinated notes payable	200,000,000	200,000,000
Other	11,084,000	5,444,000
	511,389,000	553,094,000
Less current maturities	17,671,000	12,962,000
	$493,718,000	$540,132,000

Concurrent with the Merger, the Company entered into a new senior credit agreement, which consists of a $100,000,000 revolving credit facility, a $100,000,000 senior term loan A, both of which are due April 2007, and a $270,000,000 senior term loan B due April 2008. The Company's senior credit facility bears interest at a floating base rate plus an applicable margin, as defined in the agreement (effective rate of 6.8% at December 31, 2002). In addition, the Company also issued $200,000,000 of 11.75% senior subordinated notes due April 2011, which are subordinated to the senior credit agreement.

The revolving credit and senior term loans are collateralized by substantially all of the assets of the Company. The revolving credit loan, the A and B term loans and senior subordinated notes contain restrictive covenants, including restrictions on dividends and distributions to shareholders and unit holders, a minimum fixed charge coverage ratio, a maximum leverage ratio, and a minimum interest coverage ratio, in addition to limitations on additional indebtedness and liens. Covenants related to operating performance are primarily based on earnings before income tax, interest expense and depreciation and amortization expense. In addition, the revolving credit, A and B term loans and senior subordinated note agreements also include guarantees by substantially all of the Company's domestic subsidiaries. The fair value of the Company's long-term debt at December 31, 2002 approximated the carrying value.

Aggregate maturities of the Company's long-term debt are as follows:

Years Ending December 31,
2003	$17,671,000
2004	14,699,000
2005	18,401,000
2006	23,356,000
2007	175,193,000
Thereafter	262,069,000
$511,389,000

NOTE E—INCOME TAXES

The Merger was accomplished through a cash-for-stock transaction. As a result, the basis of the Company's assets and liabilities did not change for income tax reporting purposes.  Goodwill arising through the Merger is not deductible.  A portion of Predecessor goodwill, which was deductible for tax purposes prior to the Merger, will continue to be deductible.

The taxable income or loss of the Dairy LLCs will be distributed primarily to the Company until it has received payment for its preferred units and a 10% cumulative return on the preferred units, and all senior and subordinated debt has been retired.

Income tax expense (benefit) consists of the following:

	Company		Predecessor
	Year ended December 31, 2002	Nine months ended December 31, 2001	Three months ended March 31, 2001	Year ended December 31, 2000
Current:
Federal	$17,579,000	$10,998,000	$3,100,000	$23,447,000
Foreign	266,000	—	—	—
State	2,304,000	1,792,000	877,000	2,736,000
	20,149,000	12,790,000	3,977,000	26,183,000
Deferred:
Federal	(1,456,000)	(720,000)	(1,406,000)	2,461,000
State	(150,000)	(70,000)	(141,000)	246,000
	(1,606,000)	(790,000)	(1,547,000)	2,707,000
	$18,543,000	$12,000,000	$2,430,000	$28,890,000

The net deferred tax liability associated with the cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes are as follows:

	December 31,
	2002	2001

Depreciation	$41,301,000	$43,120,000
Flock inventories	6,008,000	5,730,000
Goodwill	3,830,000	3,150,000
Trademarks	4,970,000	4,980,000
Non-compete agreement	(3,404,000)	(3,390,000)
Other	(5,586,000)	(4,865,000)
	$47,119,000	$48,725,000

The following is a reconciliation of the federal statutory income tax rate to the consolidated effective tax rate:

	Company		Predecessor

	Year ended December 31, 2002	Nine Months ended December 31, 2001	Three Months ended March 31, 2001	Year ended December 31, 2000

Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	2.9	5.1	1.9	2.6
Goodwill	—	10.2	3.4	1.2
Other	0.6	4.7	(1.0)	0.5
	38.5%	55.0%	39.3%	39.3%

NOTE F—EMPLOYEE RETIREMENT PLAN

Full-time employees who meet certain service requirements are eligible to participate in a defined contribution retirement plan. The Company matches up to 4% of each participant's eligible compensation. Company contributions for the year ended December 31, 2002 were $2,699,000 and for the nine months ended December 31, 2001 were $1,964,000.  Predecessor contributions totaled $1,194,000 for the three months ended March 31, 2001 and $2,692,000 in the year ended December 31, 2000.

The Company also contributes funds to two union retirement plans which totaled $139,000 for the year ended 2002 and $101,000 for the nine months ended December 31, 2001.  Predecessor contributions to the two union plans totaled $34,000 for the three months ended March 31, 2001 and $163,000 for the year ended December 31, 2000.

NOTE G—RELATED PARTY TRANSACTIONS

Pursuant to management agreements with Vestar and Goldner Hawn Johnson and Morrison, the Company pays them a combined annual fee of $1,000,000 or .75% of consolidated earnings before interest, taxes, depreciation and amortization, whichever is greater.  The management fee for the year ended December 31, 2002 was $1,166,000 and for the nine month period ended December 31, 2001 was approximately $800,000.

In February 1997, the Predecessor acquired Papetti's Hygrade Egg Products, Inc. and affiliated companies (collectively, "Papetti's"). In connection with this acquisition, the Predecessor entered into various operating leases with the previous owners of Papetti's for the majority of Papetti's operating facilities. The future annual minimum rental commitments under these leases are approximately $2,100,000 through February 2007, with the exception of one lease that expires in February 2017. In addition, the Company and Predecessor purchase eggs under an annual egg supply agreement with a partnership in which various Papetti family members own a 50% interest. Annual purchases in 2001 from this partnership were approximately $10,000,000.  Following the Merger, the previous owners of Papetti's are no longer considered to be related parties, as these individuals no longer own Company stock. The Company continues to be obligated under the operating lease obligations and egg supply contracts described above.

NOTE H—COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company’s corporate offices and several of its manufacturing facilities are leased under operating leases expiring at various times through February 2017.  The leases provide that real estate taxes, insurance, and maintenance expenses are obligations of the Company.  In addition, the Company leases some of its transportation and manufacturing equipment under operating leases.

Rent expense, including real estate taxes and maintenance expenses, was approximately $11,258,000 for the year ended December 31, 2002 and $8,795,000 for the nine months ended December 31, 2001.  Predecessor rent expense was $2,002,000 for the three months ended March 31, 2001 and $8,639,000 for the year ended December 31, 2000.  The following is a schedule of minimum rental commitments for base rent for the years ending December 31:

2003	$6,901,000
2004	7,006,000
2005	5,553,000
2006	5,014,000
2007	3,324,000
Thereafter	16,079,000

Debt Guarantees

The Company has guaranteed the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of several municipalities where the Company has manufacturing facilities.  The repayment of these bonds is funded through the wastewater treatment charges paid by the Company.  However, should those charges not be sufficient to pay the bond payments as they become due the Company has agreed to pay any shortfall.  The remaining principal balance of these bonds at December 31, 2002 was approximately $6,700,000.

Potato Procurement Contract

The Company has a contract to purchase potatoes which expires in 2004 and which will supply approximately 45% and 40% of the Potato Products Division's raw material needs in 2003 and 2004, respectively.

Egg Procurement Contracts

The Company maintains egg procurement contracts with numerous cooperatives and egg producers throughout the Midwestern and Eastern United States and Canada, which supply approximately 50% of the Company’s egg requirements.  Most of these contracts vary in length from 18 to 72 months with prices primarily indexed to grain or Urner Barry market indices.  No single egg supplier provides more than 10% of the Company’s egg requirements.  Based upon the best estimates available to us for grain and egg prices, we project our purchases from our top five long-term contracted egg suppliers will approximate $141 million in 2003, $138 million in 2004, $82 million in 2005, and $16 million in 2007, and that the 2003 amount will account for approximately 60% of our total egg purchases this year.

Patent Litigation

The Company has an exclusive license agreement for a patented process for the production and sale of extended shelf-life liquid egg products. Under the license agreement, the Company has the right to defend and prosecute infringement of the underlying patents.  The Company may offset 50% of its costs of defending the patents against royalty payments due to the patent holders-North Carolina State University.

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

NOTE I—SHAREHOLDER’S EQUITY

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

Option transactions under these plans for the year ended December 31, 2000 and the three months ended March 31, 2001, are summarized as follows:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding at January 1, 2000	1,638,541	18.53
Granted	306,500	21.51
Exercised	(65,070)	13.09
Canceled	(60,056)	22.01
Outstanding at December 31, 2000	1,819,915	19.11
Exercised	(36,581)	14.94
Canceled	(2,889)	23.69
Outstanding at March 31, 2001	1,780,445	19.20

The following tables summarize information concerning outstanding and exercisable stock options at March 31, 2001:

OPTIONS OUTSTANDING

EXERCISE PRICES
RANGE	WEIGHTED AVERAGE	NUMBER OF SHARES	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE

$ 7.63 - $11.13	$10.04	368,800	3.9 years
11.50 - 15.13	12.53	233,019	3.8 years
17.83 - 24.56	21.90	605,526	7.9 years
24.69 - 29.75	25.04	573,100	7.2 years
		1,780,445

OPTIONS EXERCISABLE

EXERCISE PRICES
RANGE	WEIGHTED AVERAGE	NUMBER OF SHARES

$ 7.63 - $11.13	$10.00	350,100
11.50 - 15.13	12.53	229,019
17.83 - 24.56	21.86	238,606
24.69 - 29.75	25.19	310,000
		1,127,725

Pro forma net earnings would have been $43,037,000 had the fair value method been used for valuing options granted in the year ended 2000.

The weighted average fair value of options granted in the year ended 2000 were $9.49 per share, computed by applying the following weighted average assumptions to the Black Scholes options pricing model: dividend yield of 1%; risk-free rate of return of 5.1%; volatility of 40%, and an average term of 7 years. There were no options granted during the three months ended March 31, 2001.

NOTE J—BUSINESS SEGMENTS

The Company operates in four reportable segments:

Egg Products processes and distributes numerous egg products and shell eggs primarily through its facilities in the Midwest and Eastern United States and Canada. Sales of egg products are made through an internal sales force and independent brokers to the foodservice, industrial and retail markets primarily throughout North America.

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

Sales to two customers, primarily by the Egg Products segment, accounted for approximately 17% and 15% of consolidated net sales for the year ended December 31, 2002 and 18% and 15% of consolidated net sales for the nine months ended December 31, 2001.  Accounts receivable for one customer was 14% of consolidated accounts receivable at December 31, 2002.  The Predecessor had sales to one customer, which accounted for approximately 12% of consolidated net sales for the three months ended March 31, 2001 and 15% of consolidated net sales for the year ended December 31, 2000.

Certain financial information for the Company's operating segments is as follows (in thousands):

	EGG PRODUCTS	REFRIGERATED DISTRIBUTION	DAIRY PRODUCTS	POTATO PRODUCTS	CORPORATE	TOTAL

Company
Year ended December 31, 2002:
External net sales	$657,824	$247,588	$190,578	$72,170	$—	$1,168,160
Intersegment sales	12,375	—	81	3,376	—	15,832
Operating profit (loss)	71,717	13,744	9,918	10,832	(7,828)	98,383
Total assets	644,395	83,224	52,248	78,526	34,629	893,022
Depreciation and amortization	42,833	2,108	4,626	4,658	34	54,259
Capital expenditures	18,198	1,167	6,399	1,630	—	27,394

Nine months ended December 31, 2001:
External net sales	$482,324	$201,496	$150,554	$51,268	$—	$885,642
Intersegment sales	9,137	—	—	2,552	—	11,689
Operating profit (loss)	48,648	4,947	7,885	6,639	(3,969)	64,150
Total assets	623,502	90,844	49,691	80,303	52,793	897,133
Depreciation and amortization	37,020	1,990	3,120	4,787	28	46,945
Capital expenditures	13,604	2,327	5,810	1,549	9	23,299

Predecessor
Three months ended March 31, 2001:
External net sales	$163,529	$61,185	$35,328	$15,585	$—	$275,627
Intersegment sales	4,246	—	—	1,003	—	5,249
Operating profit (loss)	12,915	3,639	3,958	1,688	(12,706)	9,494
Depreciation and amortization	9,611	339	1,274	1,278	33	12,535
Capital expenditures	3,990	248	5,916	683	—	10,837

Year ended December 31, 2000:
External net sales	$637,355	$241,114	$141,401	$60,731	$—	$1,080,601
Intersegment sales	13,357	80	516	2,477	—	16,430
Operating profit (loss)	67,658	16,001	1,322	7,650	(5,825)	86,806
Total assets	461,298	45,716	53,505	44,122	8,263	612,904
Depreciation and amortization	36,435	1,316	4,724	5,372	136	47,983
Capital expenditures	25,376	1,042	9,565	1,390	—	37,373

NOTE K—SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The Company's revolving credit facility, A and B term loans and senior subordinated notes have been guaranteed, on a joint and several basis, by the Company and its domestic subsidiaries. The revolving credit facility and A and B term loans are also guaranteed by the Company's parent, M-Foods Holdings, Inc.

The following condensed consolidating financial information presents the consolidated balance sheet and statements of earnings and cash flows of the Company as of December 31, 2002 and the nine months December 31, 2001, and the Predecessor's consolidated balance sheet as of December 31, 2000 and the consolidated statements of earnings and cash flows for the three months ended March 31, 2001 and for the year ended December 31, 2000. These financial statements reflect Michael Foods, Inc. (the parent), the wholly owned guarantor subsidiaries (on a combined basis), the non-wholly owned guarantor subsidiaries, and elimination entries necessary to combine such entities on a consolidated basis. Included elsewhere in this annual report on Form 10-K is the audited financial statements of the non-wholly owned guarantor subsidiaries.

Condensed Consolidating Balance Sheets

December 31, 2002

(in thousands)

	Parent	Wholly owned Guarantor Subsidiaries	Non-wholly owned Guarantor Subsidiaries		Eliminations	Consolidated
			M-Foods Dairy, LLC	M-Foods Dairy TXCT, LLC
Assets
Current Assets
Cash and equivalents	$19,665	$907	$—	$—	$—	$20,572
Accounts receivable, less allowances	314	90,108	7,836	4,399	(1,078)	101,579
Inventories	—	88,376	3,412	4,019	—	95,807
Prepaid expenses and other	202	12,704	600	65	—	13,571
Total current assets	20,181	192,095	11,848	8,483	(1,078)	231,529
Property, Plant and Equipment – net	44	252,825	18,104	11,380	—	282,353
Other assets:
Goodwill	—	339,265	1,763	—	—	341,028
Joint ventures and other assets	15,362	22,082	139	529	—	38,112
Preferred return receivable for subs	—	17,170	—	—	(17,170)	—
Investment in subsidiaries	639,819	—	—	—	(639,819)	—
	655,181	8,517	1,902	529	(6,989)	379,140
Total assets	$675,406	$3,437	$31,854	$20,392	$(8,067)	$893,022

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$14,714	$557	$—	$2,400	$—	$17,671
Accounts payable	426	60,933	2,836	2,873	(1,078)	65,990
Accrued liabilities	35,372	49,953	2,352	1,046	—	88,723
Total current liabilities	50,512	111,443	5,188	6,319	(1,078)	172,384
Long-term debt, less current maturities	448,734	44,984	—	—	—	493,718
Deferred income taxes	(3,641)	50,760	—	—	—	47,119
Total liabilities	495,605	207,187	5,188	6,319	(1,078)	713,221
Non-controlling interest	475	—	—	—	—	475
Preferred unit holder return payable	—	—	12,442	4,728	(17,170)	—
Shareholder’s equity	179,326	6,250	14,224	9,345	(639,819)	179,326
Total liabilities and shareholder’s equity	$675,406	$3,437	$31,854	$20,392	$(8,067)	$893,022

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company

Condensed Consolidating Balance Sheets

December 31, 2001

(in thousands)

	Parent	Wholly owned Guarantor Subsidiaries	Non-wholly owned Guarantor Subsidiaries		Eliminations	Consolidated
			M-Foods Dairy, LLC	M-Foods Dairy TXCT, LLC
Assets
Current Assets
Cash and equivalents	$33,947	$(6,287)	$—	$—	$—	$27,660
Accounts receivable, less allowances	223	91,744	6,535	5,765	(1,950)	102,317
Inventories	—	72,034	3,592	3,315	—	78,941
Prepaid expenses and other	972	9,850	496	52	—	11,370
Total current assets	35,142	167,341	10,623	9,132	(1,950)	220,288
Property, Plant and Equipment – net	78	263,893	15,657	11,526	—	291,154
Other assets:
Goodwill, net	—	339,258	1,763	—	—	341,021
Joint ventures and other assets	19,521	24,091	—	1,058	—	44,670
Preferred return receivable for subs	—	8,188	—	—	(8,188)	—
Investment in subsidiaries	675,556	—	—	—	(675,556)	—
	695,077	371,537	1,763	1,058	(683,744)	385,691
Total assets	$730,297	$802,771	$28,043	$21,716	$(685,694)	$897,133
Liabilities and Shareholder’s Equity

Current Liabilities
Current maturities of long-term debt	$10,255	$307	$—	$2,400	$—	$12,962
Accounts payable	265	60,223	2,612	3,342	(1,950)	64,492
Accrued liabilities	30,210	44,020	2,151	976	—	77,357
Total current liabilities	40,730	104,550	4,763	6,718	(1,950)	154,811
Long-term debt, less current maturities	537,395	337	—	2,400	—	540,132
Deferred income taxes	(1,293)	50,018	—	—	—	48,725
Total liabilities	576,832	154,905	4,763	9,118	(1,950)	743,668
Non-controlling interest	475	—	—	—	—	475
Preferred unit holder return payable	—	—	7,500	688	(8,188)	—
Shareholder’s equity	152,990	647,866	15,780	11,910	(675,556)	152,990
Total liabilities and shareholder’s equity	$730,297	$802,771	$28,043	$21,716	$(685,694)	$897,133

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company

Condensed Consolidating Earnings Statements

Year ended December 31, 2002

(in thousands)

	Parent	Wholly owned Guarantor Subsidiaries	Non-wholly owned Guarantor Subsidiaries		Eliminations	Consolidated
			M-Foods Dairy, LLC	M-Foods Dairy TXCT, LLC

Net sales	$—	$993,333	$105,299	$85,360	$(15,832)	$1,168,160
Cost of sales	—	796,995	94,693	77,477	(15,832)	953,333
Gross profit	—	196,338	10,606	7,883	—	214,827
Selling, general and administrative expenses	7,828	104,019	5,563	3,830	(4,796)	116,444
Operating profit (loss)	(7,828)	92,319	5,043	4,053	4,796	98,383

Interest expense, net	(46,800)	(3,264)	(102)	(13)	—	(50,179)
Other income (expense)	4,796	—	—	—	(4,796)	—

Earnings (loss) before preferred stock dividends, equity in earnings (loss) of subsidiaries and income taxes	(49,832)	89,055	4,941	4,040	—	48,204
Preferred stock dividends	—	8,981	(4,941)	(4,040)	—	—
Equity in earnings (loss) of subsidiaries	59,556	—	—	—	(59,556)	—

Earnings (loss) before income taxes	9,724	98,036	—	—	(59,556)	48,204

Income tax expense (benefit)	(19,937)	38,480	—	—	—	18,543

NET EARNINGS (LOSS)	$29,661	$59,556	$—	$—	$(59,556)	$29,661

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company

Condensed Consolidating Earnings Statements

Nine months ended December 31, 2001

(in thousands)

	Parent	Wholly owned Guarantor Subsidiaries	Non-wholly owned Guarantor Subsidiaries		Eliminations	Consolidated
			M-Foods Dairy, LLC	M-Foods Dairy TXCT, LLC

Net sales	$—	$746,777	$69,911	$80,643	$(11,689)	$885,642
Cost of sales	—	608,961	59,626	77,110	(11,689)	734,008
Gross profit	—	137,816	10,285	3,533	—	151,634
Selling, general and administrative expenses	3,969	80,043	3,194	3,367	(3,089)	87,484
Operating profit (loss)	(3,969)	57,773	7,091	166	3,089	64,150

Interest income (expense), net	(42,361)	(436)	409	53	—	(42,335)
Other income	3,089	—	—	—	(3,089)	—

Earnings (loss) before preferred stock dividends, equity in earnings (loss) of subsidiaries and income taxes	(43,241)	57,337	7,500	219	—	21,815
Preferred stock dividends	—	8,188	(7,500)	(688)	—	—
Equity in earnings (loss) of subsidiaries	29,269	(469)	—	469	(29,269)	—

Earnings (loss) before income taxes	(13,972)	65,056	—	—	(29,269)	21,815

Income tax expense (benefit)	(23,787)	35,787	—	—	—	12,000

NET EARNINGS (LOSS)	$9,815	$29,269	$—	$—	$(29,269)	$9,815

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Predecessor

Condensed Consolidating Earnings Statements

Three months ended March 31, 2001

(in thousands)

	Parent	Wholly owned Guarantor Subsidiaries	Non-wholly owned Guarantor Subsidiaries		Eliminations	Consolidated
			M-Foods Dairy, LLC	M-Foods Dairy TXCT, LLC

Net sales	$—	$245,548	$17,684	$17,644	$(5,249)	$275,627
Cost of sales	—	200,854	14,994	17,108	(5,249)	227,707
Gross profit	—	44,694	2,690	536	—	47,920
Selling, general and administrative expenses	1,656	27,720	1,027	1,712	(1,522)	30,593
Recall insurance settlement	—	—	(3,217)	—	—	(3,217)
Transaction costs	11,050	—	—	—	—	11,050
Operating profit (loss)	(12,706)	16,974	4,880	(1,176)	1,522	9,494

Interest income (expense), net	(3,308)	14	1	—	—	(3,293)
Other income (expense)	(13,991)	—	—	—	(1,522)	(15,513)

Earnings (loss) before equity in earnings of subsidiaries and income taxes	(30,005)	16,988	4,881	(1,176)	—	(9,312)

Equity in earnings (loss) of subsidiaries	12,573	—	—	—	(12,573)	—

Earnings (loss) before income taxes	(17,432)	16,988	4,881	(1,176)	(12,573)	(9,312)

Income tax expense (benefit)	(11,779)	6,649	1,918	(447)	—	(3,659)

NET EARNINGS (LOSS)	$(5,653)	$10,339	$2,963	$(729)	$(12,573)	$(5,653)

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Predecessor

Condensed Consolidating Earnings Statements

Year ended December 31, 2000

(in thousands)

	Parent	Wholly owned Guarantor Subsidiaries	Non-wholly owned Guarantor Subsidiaries		Eliminations	Consolidated
			M-Foods Dairy, LLC	M-Foods Dairy TXCT, LLC

Net sales	$—	$955,115	$68,102	$73,814	$(16,430)	$1,080,601
Cost of sales	—	775,173	59,948	70,447	(16,430)	889,138
Gross profit	—	179,942	8,154	3,367	—	191,463
Selling, general and administrative expenses	5,825	93,294	3,668	7,412	(5,542)	104,657

Operating profit (loss)	(5,825)	86,648	4,486	(4,045)	5,542	86,806

Interest income (expense), net	(13,276)	64	6	—	—	(13,206)
Other income	5,542	—	—	—	(5,542)	—

Earnings (loss) before equity in earnings of subsidiaries and income taxes	(13,559)	86,712	4,492	(4,045)	—	73,600
Equity in earnings (loss) of subsidiaries	53,279	—	—	—	(53,279)	—

Earnings (loss) before income taxes	39,720	86,712	4,492	(4,045)	(53,279)	73,600

Income tax expense (benefit)	(4,990)	33,651	1,766	(1,537)	—	28,890

NET EARNINGS (LOSS)	$44,710	$53,061	$2,726	$(2,508)	$(53,279)	$44,710

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Predecessor

Condensed Consolidating Statements of Cash Flows

Year ended December 31, 2002

(in thousands)

	Parent	Wholly Owned Guarantor Subsidiaries	Non-wholly owned Guarantor Subsidiaries		Consolidated
			M-Foods Dairy, LLC	M-Foods Dairy TXCT, LLC

Net cash provided by operating activities	$32,175	$37,773	$6,144	$6,913	$83,005

Cash flows from investing activities:
Capital expenditures	—	(20,997)	(4,449)	(1,948)	(27,394)
Business acquisitions	—	(17,883)	—	—	(17,883)
Investments in joint ventures and other assets	(133)	5,024	(139)	—	4,752

Net cash used in investing activities	(133)	(33,856)	(4,588)	(1,948)	(40,525)

Cash flows from financing activities:
Payments on notes payable and revolving line of credit	(30,000)	—	—	—	(30,000)
Proceeds from notes payable and revolving line of credit	25,000	—	—	—	25,000
Payments on long-term debt	(42,345)	(529)	—	(2,400)	(45,274)
Proceeds from issuance of stock	—	—	—	—	—
Additional capital invested by parent	706	—	—	—	706
Distribution to preferred unit holders	—	4,121	(1,556)	(2,565)	—
Investment in subsidiaries	315	(315)	—	—	—
Net cash provided by (used in) financing activities	(46,324)	3,277	(1,556)	(4,965)	(49,568)
Net increase (decrease) in cash and equivalents	(14,282)	7,194	—	—	(7,088)
Cash and equivalents at beginning of year	33,947	(6,287)	—	—	27,660
Cash and equivalents at end of year	$19,665	$907	$—	$—	$20,572

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company

Condensed Consolidating Statements of Cash Flows

Nine months ended December 31, 2001

(in thousands)

	Parent	Wholly Owned Guarantor Subsidiaries	Non-wholly owned Guarantor Subsidiaries		Consolidated
			M-Foods Dairy, LLC	M-Foods Dairy TXCT, LLC

Net cash provided by operating activities	$28,125	$52,276	$13,334	$7,058	$100,793

Cash flows from investing activities:
Capital expenditures	(9)	(17,480)	(1,770)	(4,040)	(23,299)
Business acquisitions	(626,925)	—	—	—	(626,925)
Investments in joint ventures and other assets	(249)	(4,704)	—	—	(4,953)
Net cash used in investing activities	(627,183)	(22,184)	(1,770)	(4,040)	(655,177)

Cash flows from financing activities:
Payments on notes payable and revolving line of credit	(65,750)	—	—	—	(65,750)
Proceeds from notes payable and revolving line of credit	53,800	—	—	—	53,800
Payments on long-term debt	(152,349)	(357)	—	(2,400)	(155,106)
Proceeds from long-term debt	570,000	—	—	—	570,000
Proceeds from issuance of stock	174,800	—	—	—	174,800
Additional capital invested by parent	30	—	—	—	30
Distribution to preferred unit holders	—	12,189	(11,571)	(618)	—
Investment in subsidiaries	48,147	(48,147)	—	—	—
Net cash provided by (used in) financing activities	628,678	(36,315)	(11,571)	(3,018)	577,774
Net increase (decrease) in cash and equivalents	29,620	(6,223)	(7)	—	23,390
Cash and equivalents at beginning of period	4,327	(64)	7	—	4,270
Cash and equivalents at end of period	$33,947	$(6,287)	$—	$—	$27,660

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Predecessor

Condensed Consolidating Statements of Cash Flows

Three months ended March 31, 2001

(in thousands)

	Parent	Wholly Owned Guarantor Subsidiaries	Non-wholly owned Guarantor Subsidiaries		Consolidated
			M-Foods Dairy, LLC	M-Foods Dairy TXCT, LLC

Net cash provided by (used in) operating activities	$12,000	$4,487	$(2,440)	$(31)	$14,016

Cash flows from investing activities:
Capital expenditures	—	(4,923)	(3,664)	(2,250)	(10,837)
Investments in joint ventures and other assets	434	3,454	—	—	3,888
Net cash provided by (used in) investing Activities	434	(1,469)	(3,664)	(2,250)	(6,949)

Cash flows from financing activities:
Payments on notes payable and revolving line of credit	(52,000)		—	—	(52,000)
Proceeds from notes payable and revolving line of credit	45,500	—	—	—	45,500
Payments on long-term debt	—	(109)	—	—	(109)
Proceeds from issuance of stock	546	—	—	—	546
Other	310	—	—	—	310
Dividends	(1,465)	—	—	—	(1,465)
Investment in subsidiaries	(9,785)	1,393	6,111	2,281	—
Net cash provided by (used in) financing activities	(16,894)	1,284	6,111	2,281	(7,218)
Net increase (decrease) in cash and equivalents	(4,460)	4,302	7	—	(151)
Cash and equivalents at beginning of period	8,787	(4,366)	—	—	4,421
Cash and equivalents at end of period	$4,327	$(64)	$7	$—	$4,270

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Predecessor

Condensed Consolidating Statements of Cash Flows

Year ended December 31, 2000

(in thousands)

	Parent	Wholly Owned Guarantor Subsidiaries	Non-wholly owned Guarantor Subsidiaries		Consolidated
			M-Foods Dairy, LLC	M-Foods Dairy TXCT, LLC

Net cash provided by (used in) operating activities	$47,044	$18,514	$3,900	$(373)	$69,085

Cash flows from investing activities:
Capital expenditures	—	(27,808)	(3,181)	(6,384)	(37,373)
Investments in joint ventures and other assets	(112)	(1,015)	—	—	(1,127)

Net cash used in investing activities	(112)	(28,823)	(3,181)	(6,384)	(38,500)

Cash flows from financing activities:
Payments on notes payable and revolving line of credit	(168,400)	—	—	—	(168,400)
Proceeds from notes payable and revolving line of credit	191,600	—	—	—	191,600
Payments on long-term debt	—	(709)	—	(2,400)	(3,109)
Proceeds from long-term debt	—	184	—	—	184
Proceeds from issuance of stock	651	—	—	—	651
Repurchase of common stock	(46,125)	—	—	—	(46,125)
Dividends	(5,926)	—	—	—	(5,926)
Investment in subsidiaries	(16,621)	8,183	(719)	9,157	—
Net cash provided by (used in) financing activities	(44,821)	7,658	(719)	6,757	(31,125)
Net increase (decrease) in cash and equivalents	2,111	(2,651)	—	—	(540)
Cash and equivalents at beginning of year	6,676	(1,715)	—	—	4,961
Cash and equivalents at end of year	$8,787	$(4,366)	$—	$—	$4,421

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L — QUARTERLY FINANCIAL DATA

QUARTERLY FINANCIAL DATA (UNAUDITED) (In thousands)

As a result of the Merger, the stock of the Predecessor is no longer publicly traded and, therefore, earnings per share information is no longer included for financial statement presentation.

	QUARTER
	FIRST	SECOND	THIRD	FOURTH

2002
Net sales	$278,429	$289,753	$293,954	$306,024
Gross profit	51,116	54,204	54,177	55,330
Net earnings	5,359	7,316	7,366	9,620

	Predecessor	Company

	QUARTER
	FIRST	SECOND	THIRD	FOURTH

2001
Net sales	$275,627	$295,109	$299,225	$291,308
Gross profit	47,920	50,254	50,789	50,591
Net earnings (loss)	(5,653)	1,669	3,297	4,849

Report of Independent Accountants

BOARD OF DIRECTORS

MICHAEL FOODS, INC.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of earnings, of unit holder and operating unit equity and of cash flows present fairly, in all material respects, the financial position of M-Foods Dairy, LLC (the Company), a majority-owned subsidiary of Michael Foods, Inc. at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

The financial statements of the Company as of December 31, 2001 and for the nine months then ended were audited by other independent certified public accountants whose report, dated February 8, 2002, expressed an unqualified opinion on those statements.

The financial statements of Kohler Mix-MN (the Predecessor) for the three months ended March 31, 2001 and for the year ended December 31, 2000 were audited by other independent certified public accountants whose report, dated May 15, 2001, expressed an unqualified opinion on these statements.

As discussed in Note B to the financial statements, the Company adopted Statement of Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

/s/PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 18, 2003

Report of Independent Certified Public Accountants

BOARD OF DIRECTORS

MICHAEL FOODS, INC.

We have audited the accompanying balance sheet of M-Foods Dairy, LLC (a majority owned subsidiary of Michael Foods, Inc.) as of December 31, 2001 and the related statements of operations, unit holder and operating unit equity, and cash flows for the nine months then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
February 8, 2002

Report of Independent Certified Public Accountants

BOARD OF DIRECTORS

MICHAEL FOODS, INC.

We have audited the statements of earnings, unit holder and operating unit equity, and cash flows of Kohler Mix MN (an operating unit of Michael Foods, Inc.) (the “Predecessor”) for the year ended December 31, 2000 and the three months ended March 31, 2001.  These financial statements are the responsibility of the Predecessor’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Kohler Mix MN (an operating unit of Michael Foods, Inc.) for the year ended December 31, 2000 and the three months ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

May 15, 2001

M-FOODS DAIRY, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

BALANCE SHEETS

(in thousands)

	December 31, 2002	December 31, 2001
ASSETS
CURRENT ASSETS
Accounts receivable, less allowances	$7,836	$6,535
Inventories	3,412	3,592
Prepaid expenses and other	600	496
Total current assets	11,848	10,623
PROPERTY, PLANT AND EQUIPMENT
Land	855	855
Buildings and improvements	4,648	3,999
Machinery and equipment	15,852	12,051
	21,355	16,905
Less accumulated depreciation	3,251	1,248
	18,104	15,657
OTHER ASSETS
Goodwill	1,763	1,763
Other assets	139	—
	1,902	1,763
	$31,854	$28,043

LIABILITIES AND UNIT HOLDER AND OPERATING UNIT EQUITY
CURRENT LIABILITIES
Accounts payable	$2,836	$2,612
Accrued liabilities:
Compensation	841	688
Insurance	144	124
Customer programs	884	836
Other	483	503
Total current liabilities	5,188	4,763

COMMITMENTS AND CONTINGENCIES	—	—
PREFERRED UNIT HOLDER RETURN PAYABLE	12,442	7,500
UNIT HOLDER EQUITY	14,224	15,780
	$31,854	$28,043

The accompanying notes are an integral part of these financial statements.

M-FOODS DAIRY, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

STATEMENTS OF EARNINGS

(in thousands)

	Company		Predecessor
	Year ended December 31, 2002	Nine Months ended December 31, 2001	Three Months ended March 31, 2001	Year ended December 31, 2000

Net sales	$105,299	$69,911	$17,684	$68,102
Cost of sales	94,693	59,626	14,994	59,948
Gross profit	10,606	10,285	2,690	8,154

Selling, general and administrative expenses	5,563	3,194	1,027	3,668
Recall insurance settlement	—	—	(3,217)	—
Operating profit	5,043	7,091	4,880	4,486

Other income (expense)	(102)	409	1	6
Earnings before income taxes	4,941	7,500	4,881	4,492
Income tax expense	—	—	1,918	1,766
NET EARNINGS	4,941	7,500	$2,963	$2,726

Preferred stock dividends	(4,941)	(7,500)
Net earnings attributable to common unit holders	$—	$—

The accompanying notes are an integral part of these financial statements.

M-Foods Dairy, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

STATEMENTS OF UNIT HOLDER AND OPERATING UNIT EQUITY

(in thousands)

Predecessor	Operating Unit Equity

Balance at January 1, 2000	$16,236
Net dividends paid	(719)
Net earnings	2,726

Balance at December 31, 2000	18,243
Net additional capital invested	6,111
Net earnings	2,963

Balance at March 31, 2001	$27,317

Company

Unit Holder Equity

Balance at March 31, 2001	$27,317
Merger with M-Food Investors, LLC	(27,317)
Issuance of:
Class A - voting common units, 50 units issued and outstanding, net of deemed dividend	18
Class B - non-voting common units, 950 units issued and outstanding	356
Preferred units, 29,981 units issued and outstanding, net of deemed dividend	26,977
Net earnings	7,500
Preferred unit holder return payable	(7,500)
Distribution to preferred unit holders	(11,571)
Balance at December 31, 2001	$15,780
Net earnings	4,941
Preferred unit holder return payable	(4,941)
Distribution to preferred unit holders	(1,556)
Balance at December 31, 2002	$14,224

The accompanying notes are an integral part of these financial statements.

M-FOODS DAIRY, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

STATEMENTS OF CASH FLOWS

(in thousands)

	Company		Predecessor
	Year ended December 31, 2002	Nine months Ended December 31, 2001	Three months Ended March 31, 2001	Year ended December 31, 2000

Cash flows from operating activities:
Net earnings	$4,941	$7,500	$2,963	$2,726
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	2,003	1,248	329	1,336
Amortization of intangibles	—	37	26	104
Deferred income taxes	—	—	38	150
Changes in operating assets and liabilities:
Accounts receivable	(1,301)	6,438	(6,647)	590
Inventories	180	(777)	(531)	476
Prepaid expenses and other	(104)	(424)	22	342
Accounts payable	224	(453)	1,103	(381)
Accrued liabilities	201	(235)	257	(1,443)
Net cash provided by (used in) operating activities	6,144	13,334	(2,440)	3,900
Cash flows from investing activities:
Capital expenditures	(4,449)	(1,770)	(3,664)	(3,181)
Other assets	(139)	—	—	—
Net cash used in investing activities	(4,588)	(1,770)	(3,664)	(3,181)

Cash flows from financing activities:
Additional capital invested	—	—	6,111	—
Dividends paid	(1,556)	(11,571)	—	(719)
Net cash provided by (used in) financing activities	(1,556)	(11,571)	6,111	(719)
Net increase in cash and equivalents	—	(7)	7	—
Cash at beginning of period	—	7	—	—
Cash at end of period	$—	$—	$7	$—

During the year ended December 31, 2002 and the nine months ended December 31, 2001, the Company recorded a non-cash guaranteed preferred unit holder return payable equal to the net earnings for the period, which reduced unit holder equity by a like amount.

The accompanying notes are an integral part of these financial statements.

M–FOODS DAIRY, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE A – ORGANIZATION, BUSINESS AND MERGER

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

Merger

On April 10, 2001, Michael Foods, Inc. and its subsidiaries (“Michael Foods”) was acquired in a transaction (the “Merger”) led by an investor group comprised of a management group led by Michael Foods’ Chairman, President and Chief Executive Officer, Gregg Ostrander, affiliates of Jeffrey Michael, a member of the Predecessor Board of Directors, and affiliates of two private equity investment firms, Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated, collectively, M-Foods Investors, LLC.  Under the terms of the Merger agreement, all outstanding shares of Michael Foods common stock were converted into the right to receive $30.10 per share in cash, or value equal thereto, and all outstanding stock options were converted into the right to receive, in cash, $30.10 per share reduced by the exercise price per share for all shares subject to such stock options.  The purchase of the outstanding shares was financed through new equity financing of approximately $175,000,000, a senior secured credit facility of up to $470,000,000 at market-based variable interest rates, and $200,000,000 of senior subordinated notes at an 11.75% annual interest rate.

Immediately after the close of the Merger, Michael Foods contributed the assets of its Dairy Products Division into two limited liability corporations, M-Foods Dairy, LLC and M-Foods Dairy TXCT, LLC (collectively, the “Dairy LLCs”) and in exchange received voting preferred and voting common units from these entities equal to the fair value of the net assets contributed, which collectively were approximately $35,800,000 (the approximate fair value contributed to M-Foods Dairy, LLC was $26,850,000).  The preferred units issued to Michael Foods have an annual 10% preferred return guarantee and represent 100% of the preferred units issued and outstanding.  In addition, Michael Foods received 5% of the common units issued by each of the Dairy LLCs with the common units held by Michael Foods representing 100% of the voting common units issued and outstanding.  These common units have a stated value of $25,000.  The remaining 95% of the common units, which are non-voting, are owned by M-Foods Dairy Holdings, LLC, which is owned by the same owners, or affiliates of such owners, in the same proportion, as the unit holders of M-Foods Investors, LLC.  The Dairy LLCs common unit interest owned by M-Foods Dairy Holdings, LLC was purchased for $475,000 as of April 1, 2001.

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

The following unaudited pro forma net sales and net earnings for the year ended December 31, 2001 include results for the three months ended March 31, 2001, which were derived from the application of pro forma adjustments to the Predecessor’s historical statement of earnings, and assumes the Merger had occurred on January 1, 2001.  The pro forma net earnings for the year ended December 31, 2001 are also adjusted for goodwill amortization determined in accordance with the provisions of SFAS 142 (see Note B).  The net sales and net earnings for the year ended December 31, 2002 represent actual results for the period.

	Year ended December 31, 2002	Year ended December 31, 2001
	(in thousands)
Net sales	$105,299	$87,595
Earnings before income taxes	4,941	12,435

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2000 and the year then ended and for the three months ended March 31, 2001 have been taken from the historical books and records of the Predecessor. The respective Statements of Earnings include an allocation of general and administrative costs incurred by Michael Foods and allocations from this Operating Unit to the other Dairy LLC operating unit, M-Foods Dairy TXCT, LLC.  Management believes its allocations to, and between, these Operating Unit financial statements are reasonable.  Additionally, Predecessor Operating Unit equity includes the cumulative net advances between the Operating Unit and Michael Foods, which are considered additional capital invested from, or constructive dividends to, Michael Foods.  Accordingly, the accompanying financial statements may not necessarily be indicative of the results that could have been obtained if the Operating Unit had been operated as a stand-alone entity.

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

Accounts Receivable

The company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due.  Management performs on-going credit evaluations of customers.  The company maintains an allowance for potential credit losses which, when realized, have been within management’s expectations.  The allowance was $255,000 and $200,000 at December 31, 2002 and 2001.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.  Inventories consisted of the following at December 31 (in thousands):

	2002	2001
Raw materials and supplies	$1,682	$1,625
Work in process and finished goods	1,730	1,967
	$3,412	$3,592

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

Goodwill

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations, requiring that all business combinations initiated after June 30, 2001 be accounted for using the purchase method.  SFAS 142 provides that goodwill is no longer amortized, but rather is reviewed for impairment at least annually and more frequently in certain circumstances using a two-step process.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.”  This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supercedes SFAS 121.  SFAS 144 does, however, retain the fundamental provisions of SFAS 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale.

As of January 1, 2002, we adopted SFAS 142 and 144.  The affect of adopting SFAS 142 was to reduce amortization expense by approximately $50,000 for the year ended December 31, 2002.  As a result of adopting these standards, our accounting policies for goodwill and intangible assets changed effective January 1, 2002 as described below:

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

The adoption of SFAS 141 and 144 did not affect our financial position or result of operations.  During the second quarter of fiscal 2002 pursuant to SFAS 142, we completed the transitional impairment test of goodwill with no impairment indicated at January 1, 2002.  During the fourth quarter of 2002 pursuant to SFAS 142, we completed the annual impairment test of goodwill with no impairment indicated.  Our carrying amount for goodwill as of December 31, 2002 and 2001 was $1,763,000.

The following table presents a reconciliation of net earnings (loss), as reported in the financial statements, to those amounts adjusted for goodwill and intangible amortization determined in accordance with the provisions of SFAS 142.

	Year ended December 31, 2002	Nine months ended December 31, 2001	Three months ended March 31, 2001
	(Company)		(Predecessor)
Reported net earnings	$4,941,000	$7,500,000	$2,963,000
Add back: goodwill amortization	—	37,000	26,000
Adjusted net earnings	$4,941,000	$7,537,000	$2,989,000

Revenue Recognition

Sales are recognized when goods are shipped to customers and are recorded net of estimated customer programs and returns.

NOTE C – SETTLEMENT OF RECALL INSURANCE CLAIM

During the three months ended March 31, 2001, the Unit settled its insurance claim related to a product recall, which occurred in early 1999.  The settlement reimbursed the Unit for recall related costs incurred as well as a partial reimbursement for lost business as a result of the recall.

NOTE D – INCOME TAXES

Company

For income tax purposes the Company is a pass-through entity and, therefore, income taxes have not been reflected in the Company’s financial statements.

Predecessor

The activity of the Operating Unit has been included in the income tax return of Michael Foods, Inc. for financial reporting purposes.  The Unit has been allocated a provision for income taxes in an amount generally equivalent to the provision that would have resulted had the Unit filed a separate income tax return.

NOTE E – EMPLOYEE RETIREMENT PLANS

Full-time non-union employees who meet certain service requirements are eligible to participate in a defined contribution retirement plan of Michael Foods, Inc.  Under the Plan, the Company matches up to 4% of each participant’s eligible compensation.  The Company’s union employees are also covered by a defined benefit plan sponsored by the Company.  Company contributions under these plans for the year ended December 31, 2002 were $173,000 and for the nine months ended December 31, 2001 were $105,000.  The Predecessor’s contributions related to the Unit’s eligible employees totaled $190,000 for the year ended December 31, 2000 and $48,000 for the three months ended March 31, 2001.

NOTE F – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain equipment and property under operating lease agreements expiring at various dates through 2004.  Rent expense for the Company totaled $669,000 for the year ended December 31, 2002 and $689,000 for the nine months ended December 31, 2001.  Rent expense for the Predecessor totaled $527,000 for the year ended December 31, 2000 and $146,000 for the three months ended March 31, 2001.

Minimum future lease obligations under these operating leases are as follows for the years ending December 31 (in thousands):

2003	$313
2004	287

Litigation

The Company is engaged in routine litigation incidental to its business.  Management believes the ultimate outcome of this litigation will not have a material effect on the Company’s financial position, liquidity or results of operations.

NOTE G – UNIT HOLDER RETURN PREFERENCES

The income or loss resulting from the Company’s operations will be allocated as follows:

•                  Losses will first be allocated to the common unit holders to the extent of their capital accounts.  The maximum loss allocation is, therefore, limited to $375,000 which would be allocated $18,750 to Michael Foods, Inc. and $356,250 to the non-voting common unit holders; thereafter, all losses are allocated to Michael Foods, Inc.;

•                  The Company’s income will be allocated to Michael Foods, Inc. until all preferred units and return on preferred units of both Dairy LLCs have been recovered.  The Dairy LLC’s combined preferred units have a value of approximately $26,850,000 and earn the greater of a 10% cumulative return on the capital contribution or the Company’s net earnings through the second anniversary of the agreement and a 10% cumulative return thereafter.  The preferred unit holder return payable as of December 31, 2002 and December 31, 2001, respectively, was $12,442,000 and $7,500,000, which represents the cumulative net earnings for the periods;

•                  Income in excess of the preferred unit amount and preferred unit return is distributed, subject to various limitations, to the common unit holders.  Michael Foods, Inc. will receive 5% of this income, for their portion of the common units outstanding and the other common unit holders will receive 95%.  The other common unit holders are permitted to keep an amount of this distribution equal to the tax due on the income they receive.  Any additional distribution, in excess of the taxes due, must be contributed in exchange for capital stock of M-Foods Holdings, Inc. until such time as all of the revolving credit facility, term loans A and B, and senior subordinated notes have been repaid;

•                  In the event the Company is sold while Michael Foods, Inc.’s revolving credit facility, senior term loans A and B or subordinated debt is outstanding, the gain or loss on the sale will follow the allocation methods described above and gains must be contributed in exchange for capital stock of M-Foods Holdings, Inc. until all of the revolving credit facility, term loans A and B, and senior subordinated notes have been retired.  The total amount of Michael Foods, Inc. outstanding debt subject to this distribution restriction was approximately $500,000,000 and $548,000,000 at December 31, 2002 and 2001, respectively.

NOTE H – STOCK OPTION PLANS

Certain officers and employees of the Predecessor participated in various stock option plans sponsored by the Michael Foods Predecessor.  The Michael Foods Predecessor followed Accounting Principal Board No. 25 (“APB 25”) in accounting for stock options issued under its plans.  Under APB 25, no compensation expense was recognized by the Michael Foods Predecessor related to the Unit’s officers or employees for any of the periods presented.  At the time of the Merger, all stock options issued and outstanding under these plans vested and were retired.  For information related to the Michael Foods Predecessor’s stock option plans, refer to Note I of its financial statements contained elsewhere in this document.

NOTE I – SIGNIFICANT CUSTOMERS

Sales to one customer accounted for approximately 10% of net sales for the year ended December 31, 2002.  Sales to two customers accounted for approximately 12% and 12% of net sales for the year ended December 31, 2001.  Sales to one customer accounted for approximately 15% of net sales for the year ended December 31, 2000.

Report of Independent Accountants

BOARD OF DIRECTORS

MICHAEL FOODS, INC.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of unit holder and operating unit equity and of cash flows present fairly, in all material respects, the financial position of M-Foods Dairy TXCT, LLC (the Company), a majority-owned subsidiary of Michael Foods, Inc. at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

The financial statements of the Company as of December 31, 2001 and for the nine months then ended were audited by other independent certified public accountants whose report, dated February 8, 2002, expressed an unqualified opinion on those statements.

The financial statements of Kohler Mix-TXCT (the Predecessor) for the three months ended March 31, 2001 and for the year ended December 31, 2000 were audited by other independent certified public accountants whose report, dated May 15, 2001, expressed an unqualified opinion on those statements.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 18, 2003

Report of Independent Certified Public Accountants

BOARD OF DIRECTORS

MICHAEL FOODS, INC.

We have audited the accompanying balance sheet of M-Foods Dairy TXCT, LLC (a majority owned subsidiary of Michael Foods, Inc.) as of December 31, 2001 and the related statements of operations, unit holder and operating unit equity, and cash flows for the nine months then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

February 8, 2002

Report of Independent Certified Public Accountants

BOARD OF DIRECTORS

MICHAEL FOODS, INC.

We have audited the statements of operations, unit holder and operating unit equity, and cash flows of Kohler Mix – TXCT (an operating unit of Michael Foods, Inc.) (the “Predecessor”) for the year ended December 31, 2000 and the three months ended March 31, 2001.  These financial statements are the responsibility of the Predecessor’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Kohler Mix – TXCT (an operating unit of Michael Foods, Inc.) for the year ended December 31, 2000 and for the three months ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

May 15, 2001

M-FOODS DAIRY TXCT, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

BALANCE SHEETS

(in thousands)

	December 31, 2002	December 31, 2001
ASSETS
CURRENT ASSETS
Accounts receivable	$4,399	$5,765
Inventories	4,019	3,315
Prepaid expenses and other	65	52
Total current assets	8,483	9,132
PROPERTY, PLANT AND EQUIPMENT
Leasehold improvements	3,176	3,023
Machinery and equipment	11,792	9,997
	14,968	13,020
Less accumulated depreciation	3,588	1,494
	11,380	11,526
OTHER ASSETS
Non-compete agreement, net	529	1,058
	$20,392	$21,716

LIABILITIES AND UNIT HOLDER AND OPERATING UNIT EQUITY
CURRENT LIABILITIES
Current maturities of non-compete commitment	$2,400	$2,400
Accounts payable	2,873	3,342
Accrued liabilities:
Compensation	250	292
Insurance	1	37
Customer programs	240	200
Other	555	447
Total current liabilities	6,319	6,718
NON-COMPETE COMMITMENT, less current maturities	—	2,400
COMMITMENTS AND CONTINGENCIES	—	—
PREFERRED UNIT HOLDER RETURN PAYABLE	4,728	688
UNIT HOLDER AND OPERATING UNIT EQUITY	9,345	11,910
	$20,392	$21,716

The accompanying notes are an integral part of these financial statements.

M-FOODS DAIRY TXCT, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

STATEMENTS OF OPERATIONS

(in thousands)

	Company		Predecessor
	Year ended December 31, 2002	Nine Months ended December 31, 2001	Three Months ended March 31, 2001	Year Ended December 31, 2000

Net sales	$85,360	$80,643	$17,644	$73,814
Cost of sales	77,477	77,110	17,108	70,447
Gross profit	7,883	3,533	536	3,367

Selling, general and administrative expenses	3,830	3,367	1,712	7,412
Operating profit (loss)	4,053	166	(1,176)	(4,045)

Other income (expense)	(13)	53	—	—
Earnings (loss) before income taxes	4,040	219	(1,176)	(4,045)
Income tax expense (benefit)	—	—	(447)	(1,537)

NET EARNINGS (LOSS)	4,040	219	$(729)	$(2,508)
Preferred stock dividends	(4,040)	(688)

Net earnings (loss) attributable to common unit holders	$—	$(469)

The accompanying notes are an integral part of these financial statements.

M-Foods Dairy TXCT, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

STATEMENTS OF UNIT HOLDER AND OPERATING UNIT EQUITY

(in thousands)

Operating Unit Equity
Predecessor

Balance at January 1, 2000	$13,422
Net additional capital invested	9,157
Net loss	(2,508)
Balance at December 31, 2000	20,071
Net additional capital invested	2,281
Net loss	(729)
Balance at March 31, 2001	$21,623

Unit Holder Equity
Company
Balance at March 31, 2001	$21,623
Merger with M-Food Investors, LLC	(21,623)
Issuance of:
Class A – voting common units, 50 units issued and outstanding, plus additional carryover basis adjustment of $2	8
Class B – non-voting common units, 950 units issued and outstanding	119
Preferred units, 14,304 units issued and outstanding, plus additional carryover basis adjustment of $3,926	12,870
Net earnings	219
Preferred unit holder return payable	(688)
Distribution to preferred unit holders	(618)
Balance at December 31, 2001	$11,910
Net earnings	4,040
Preferred unit holder return payable	(4,040)
Distribution to preferred unit holders	(2,565)
Balance at December 31, 2002	$9,345

The accompanying notes are an integral part of these financial statements.

M-Foods Dairy TXCT, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

STATEMENTS OF CASH FLOWS

(in thousands)

	Company		Predecessor
	Year ended December 31, 2002	Nine Months ended December 31, 2001	Three Months ended March 31, 2001	Year ended December 31, 2000
Cash flows from operating activities:
Net earnings (loss)	$4,040	$219	$(729)	$(2,508)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,094	1,494	417	1,284
Amortization	529	340	500	2,000
Deferred income taxes	—	—	(17)	(68)
Changes in operating assets and liabilities:
Accounts receivable	1,366	5,515	(244)	(1,220)
Inventories	(704)	195	(1,090)	27
Prepaid expenses and other	(13)	1	3	(3)
Accounts payable	(469)	(796)	1,005	(69)
Accrued liabilities	70	90	124	184
Net cash provided by (used in) operating activities	6,913	7,058	(31)	(373)
Cash flows from investing activities:
Capital expenditures	(1,948)	(4,040)	(2,250)	(6,384)
Net cash used in investing activities	(1,948)	(4,040)	(2,250)	(6,384)
Cash flows from financing activities:
Payments on non-compete commitment	(2,400)	(2,400)	—	(2,400)
Additional capital invested	—	—	2,281	9,157
Dividends paid	(2,565)	(618)	—	—
Net cash provided by (used in) financing activities	(4,965)	(3,018)	2,281	6,757
Net decrease in cash	—	—	—	—
Cash at beginning of period	—	—	—	—
Cash at end of period	$—	$—	$—	$—

During the year ended December 31, 2002 and the nine months ended December 31, 2001, the Company recorded a non-cash guaranteed preferred unit holder return payable of $4,040 and $688 representing the net earnings and 10% guaranteed preferred unit holder return, respectively, which reduced unit holder equity by a like amount.

In conjunction with the purchase of the Connecticut facility during 1999, the company recorded a non-compete agreement of $12,000 and a related non-compete commitment for $12,000 of which $2,400 was paid in 2002, 2001 and 2000.  (See Note D).

The accompanying notes are an integral part of these financial statements.

M-FOODS DAIRY TXCT, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE A – ORGANIZATION, BUSINESS AND MERGER

Organization

M-Foods Dairy TXCT, LLC (the “Company”) is a majority owned subsidiary of Michael Foods, Inc., a wholly owned subsidiary of M-Foods Holdings, Inc.  Prior to the Merger described below, Kohler Mix – TXCT (the “Predecessor,” “Operating Unit” or the “Unit”) was an operating unit of Michael Foods, Inc.  The change in control of Michael Foods, Inc. and the reorganization of the operating unit into M-Foods Dairy TXCT, LLC are more fully described below.

Business

The Company processes and distributes soft serve ice cream mix, frozen yogurt mix, milk and specialty dairy products, many of which are ultra-high temperature pasteurized, from its facilities in Texas and Connecticut.

Merger

On April 10, 2001, Michael Foods, Inc. and its subsidiaries (“Michael Foods”) was acquired in a transaction (the “Merger”) led by an investor group comprised of a management group led by Michael Foods’ Chairman, President and Chief Executive Officer, Gregg Ostrander, affiliates of Jeffrey Michael, a member of the Predecessor Board of Directors, and affiliates of two private equity investment firms, Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated, collectively, M-Foods Investors, LLC.  Under the terms of the Merger agreement, all outstanding shares of Michael Foods common stock were converted into the right to receive $30.10 per share in cash, or value equal thereto, and all outstanding stock options were converted into the right to receive, in cash, $30.10 per share reduced by the exercise price per share for all shares subject to such stock options.  The purchase of the outstanding shares was financed through new equity financing of approximately $175,000,000, a senior secured credit facility of up to $470,000,000 at market-based variable interest rates, and $200,000,000 of senior subordinated notes at an 11.75% annual interest rate.

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

The unaudited pro forma revenue and pre-tax net earnings for the year ended December 31, 2001, which assumes the Merger had occurred on January 1, 2001, are derived by combining the application of the pro forma adjustments to the Predecessor’s historical statement of earnings for the three months ended March 31, 2001, with the Company’s actual results for the nine months ended December 31, 2001.  The net sales and net earnings for the year ended December 31, 2002 represent actual results for the period.

	Year ended December 31, 2002	Year ended December 31, 2001
	(in thousands)
Revenue	$85,360	$98,287
Earnings (loss) before income taxes	4,040	(351)

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2000 and for the year then ended and for the three months ended March 31, 2001 have been taken from the historical books and records of the Predecessor. The respective Statements of Operations include an allocation of general and administrative costs incurred by Michael Foods and allocations to this Operating Unit from the other Dairy LLC operating unit, M-Foods Dairy, LLC.  Management believes its allocations to, and between, these Operating Unit financial statements are reasonable.  Additionally, Predecessor Operating Unit equity includes the cumulative net advances between the Operating Unit and Michael Foods, which are considered additional capital invested from, or constructive dividends to, Michael Foods.  Accordingly, the accompanying financial statements may not necessarily be indicative of the results that could have been obtained if the Operating Unit had been operated as a stand-alone entity.

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

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of the following at December 31 (in thousands):

	2002	2001
Raw materials and supplies	$3,014	$1,880
Work in process and finished goods	1,005	1,435
	$4,019	$3,315

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

NOTE C – INCOME TAXES

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

NOTE D – NON-COMPETE AGREEMENT AND COMMITMENT

During 1999, as part of the consideration for its Connecticut dairy asset purchase, the Operating Unit entered into a $12,000,000 non-compete agreement.  Under the agreement, the Operating Unit agreed to make five annual $2,400,000 payments beginning in 1999.  The total remaining commitment at December 31, 2002 and 2001 was $2,400,000 and $4,800,000, respectively.

Our acquired intangible non-compete asset that has been determined to have a definite life and continues to be amortized as of December 31, 2002 is as follows:

	Gross Carrying Amount	Accumulated Amortization
Non-compete	$1,398,000	$(869,000)

The aggregate amortization expense for the year ended December 31, 2002 was approximately $529,000 and $340,000 for the nine months ended December 31, 2001.  The Predecessor had amortization expense of approximately $500,000 during the three months ended March 31, 2001.  The remaining amortization expense of $529,000 will be recorded in 2003.  The non-compete will be fully amortized by December 31, 2003.

NOTE E – EMPLOYEE RETIREMENT PLAN

Full-time employees who meet certain service requirements are eligible to participate in a defined contribution retirement plan of Michael Foods, Inc.  Under the Plan, the Company matches up to 4% of each participant’s eligible compensation.  Company contributions under the plan for the year ended December 31, 2002 were $107,000 and for the nine months ended December 31, 2001 were $82,000.  The Predecessor’s contributions related to the Unit’s eligible employees totaled $104,000 for the year ended December 31, 2000 and $33,000 for the three months ended March 31, 2001.

NOTE F – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain equipment and property under operating lease agreements expiring at various dates through 2009.  Rent expense, including real estate taxes and maintenance expenses, was approximately $2,621,000 for the year ended December 31, 2002 and $1,754,000 for the nine months ended December 31, 2001.  Predecessor rent expense was $527,000 for the three months ended March 31, 2001 and $2,593,000 for the year ended December 31, 2000.

Minimum future lease obligations under these operating leases are as follows for the years ending December 31 (in thousands):

2003	$2,196
2004	2,196
2005	1,410
2006	1,177
2007	914
Thereafter	982

Litigation

The Company is engaged in routine litigation incidental to its business.  Management believes the ultimate outcome of this litigation will not have a material effect on the Company’s financial position, liquidity or results of operations.

NOTE G – UNIT HOLDER RETURN PREFERENCES

The income or loss resulting from the Company’s operations will be allocated as follows:

•                  Losses will first be allocated to the common unit holders to the extent of their capital accounts.  The maximum loss allocation is, therefore, limited to $125,000 which would be allocated $6,250 to Michael Foods, Inc. and $118,750 to the non-voting common unit holders; thereafter, all losses are allocated to Michael Foods, Inc.;

•                  The Company’s income will be allocated to Michael Foods, Inc. until all preferred units and return on preferred units of both Dairy LLCs have been recovered.  The Dairy LLC’s combined preferred units have a value of approximately $26,850,000 and earn the greater of a 10% cumulative return on the capital contribution or the Company’s net earnings through the second anniversary of the agreement and a 10% cumulative return thereafter.  The preferred unit holder return payable as of December 31, 2002 and December 31, 2001, respectively, was $4,040,000 and $688,000, which represented the net earnings for 2002 and the 10% cumulative return for 2001;

•                  Income in excess of the preferred unit amount and preferred unit return is distributed, subject to various limitations, to the common unit holders.  Michael Foods, Inc. will receive 5% of this income, for their portion of the common units outstanding and the other common unit holders will receive 95%.  The other common unit holders are permitted to keep an amount of this distribution equal to the tax due on the income they receive.  Any additional distribution, in excess of the taxes due, must be contributed in exchange for capital stock of M-Foods Holdings, Inc. until such time as all of the revolving credit facility, term loans A and B, and senior subordinated notes have been repaid;

•                  In the event the Company is sold while Michael Foods, Inc.’s revolving credit facility, senior term loans A and B or subordinated debt is outstanding, the gain or loss on the sale will follow the allocation methods described above and gains must be contributed in exchange for capital stock of M-Foods Holdings, Inc. until all of the revolving credit facility, term loans A and B, and senior subordinated notes have been retired.  The total amount of Michael Foods, Inc. outstanding debt subject to this distribution restriction is approximately $500,000,000 and $548,000,000 at December 31, 2002 and 2001, respectively.

NOTE H – STOCK OPTION PLANS

Certain officers and employees of the Predecessor participated in various stock option plans sponsored by the Michael Foods Predecessor.  The Michael Foods Predecessor followed Accounting Principal Board No. 25 (“APB 25”) in accounting for stock options issued under its plans.  Under APB 25, no compensation expense was recognized by the Michael Foods Predecessor related to the Unit’s officers or employees for any of the periods presented.  At the time of the Merger, all stock options issued and outstanding under these plans vested and were retired.  For information related to the Michael Foods Predecessor’s stock option plans, refer to Note I of its financial statements contained elsewhere in this document.

NOTE I – SIGNIFICANT CUSTOMERS

Sales to three customers accounted for approximately 28%, 18% and 18% of net sales for the year ended December 31, 2002 and 33%, 25% and 14% for the year ended December 31, 2001.  Sales to two customers accounted for approximately 27% and 18% of net sales for the year ended December 31, 2000.