Form 10-Q
period 2003-03-31
MICHAEL FOODS INC /MN
filed 2003-05-06
CIK 768158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒     Yes       ☐      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐      Yes      ☒       No

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MICHAEL FOODS, INC.

(A wholly-owned subsidiary of M-Foods Holdings, Inc.)

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands)

	March 31, 2003	December 31, 2002
ASSETS
Current assets
Cash and equivalents	$18,127	$20,572
Accounts receivable, less allowances	102,902	101,579
Inventories	96,423	95,807
Prepaid expenses and other	12,228	13,571
Total current assets	229,680	231,529
Property, plant and equipment, net	276,994	282,353
Other assets
Goodwill	341,028	341,028
Joint ventures and other assets	36,520	38,112
	377,548	379,140
	$884,222	$893,022
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt	$17,764	$17,671
Accounts payable	60,751	65,990
Accrued liabilities
Compensation	11,242	15,251
Insurance	8,369	7,855
Customer programs	32,385	26,484
Income taxes	10,353	7,403
Interest	15,111	9,336
Hedging derivative liability	9,909	11,001
Other	11,161	11,393
Total current liabilities	177,045	172,384
Long-term debt, less current maturities	472,644	493,718
Deferred income taxes	47,534	47,119
Commitments and contingencies	—	—
Non-controlling interest	475	475
Shareholder’s equity
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	147,498	147,498
Retained earnings	45,375	39,476
Accumulated other comprehensive loss	(6,349)	(7,648)
	186,524	179,326
	$884,222	$893,022

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly-owned subsidiary of M-Foods Holdings, Inc.)

Condensed Consolidated Statements of Earnings

Three months ended March 31,

(Unaudited, dollars in thousands)

	2003	2002
Net sales	$298,213	$278,429

Cost of sales	247,298	227,313

Gross profit	50,915	51,116

Selling, general and administrative expenses	29,435	29,623

Operating profit	21,480	21,493

Interest expense, net	11,871	12,664

Earnings before income taxes	9,609	8,829

Income tax expense	3,710	3,470

Net earnings	$5,899	$5,359

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly-owned subsidiary of M-Foods Holdings, Inc.)

Condensed Consolidated Statements of Cash Flows

Three months ended March 31,

(Unaudited, dollars in thousands)

	2003	2002

Net cash provided by operating activities	$26,981	$26,590

Cash flows from investing activities:
Capital expenditures	(7,845)	(6,878)
Investments in joint ventures and other assets	—	422

Net cash used in investing activities	(7,845)	(6,456)

Cash flows from financing activities:
Payments on notes payable and revolving line of credit	—	(5,000)
Payments on long-term debt	(21,631)	(4,581)
Net cash used in financing activities	(21,631)	(9,581)

Effect of exchange rate changes on cash	50	—

Net increase (decrease) in cash and equivalents	(2,445)	10,553

Cash and equivalents at beginning of period	20,572	27,660

Cash and equivalents at end of period	$18,127	$38,213

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly-owned subsidiary of M-Foods Holdings, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE A –  MERGER AGREEMENT

On April 10, 2001, Michael Foods, Inc. and its subsidiaries (“Michael Foods”, “Company”, “we”, “us”, “our”) was acquired in a transaction (the “Merger”) led by an investor group comprised of a management group led by Michael Foods’ Chairman, President and Chief Executive Officer, Gregg Ostrander; affiliates of Jeffrey Michael, a member of the board of directors; and affiliates of two private equity investment firms, Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated, (collectively, “M-Foods Investors, LLC”). Michael Foods, Inc. is a wholly-owned subsidiary of M-Foods Holdings, Inc.; M-Foods Holdings, Inc. is a wholly-owned subsidiary of M-Foods Investors, LLC. Under the terms of the Merger agreement, all outstanding shares of Michael Foods common stock were converted into the right to receive $30.10 per share in cash, or value equal thereto, and all outstanding stock options were converted into the right to receive, in cash, $30.10 per share reduced by the exercise price per share for all shares subject to such stock options. The purchase of the outstanding shares was financed through equity financing of approximately $175,000,000, a senior secured credit facility of up to $470,000,000 at market-based variable interest rates, and $200,000,000 of senior subordinated notes at an 11.75% annual interest rate. As a result of the Merger, the stock of pre-merger Michael Foods (“Predecessor”) is no longer publicly traded and, therefore, earnings per share calculations are no longer included for financial statement presentation.

Immediately after the close of the Merger, we contributed the assets of our Dairy Products Division into two limited liability corporations, M-Foods Dairy, LLC and M-Foods Dairy TXCT, LLC (collectively, the “Dairy LLCs”) and in exchange received voting preferred and voting common units from these entities equal to the fair value of the net assets contributed, which collectively were approximately $35,800,000. The preferred units issued to us by the Dairy LLCs have an annual 10% preferred return guarantee and represent 100% of the preferred units issued and outstanding. In addition, we received 5% of the common units issued by the Dairy LLCs, with the common units held by the Company representing 100% of the voting common units issued and outstanding. These common units have a stated value of $25,000. The remaining 95% of the common units, which are non-voting, are owned by M-Foods Dairy Holdings, LLC, another entity which is owned by the same owners or affiliates of such owners, in the same proportion, as the unit holders of M-Foods Investors, LLC. The common unit interests owned by M-Foods Dairy Holdings, LLC were issued in exchange for $475,000 and are reflected as non-controlling interest in the accompanying consolidated balance sheet.

The Merger was accounted for as a purchase in accordance with Accounting Principles Board Opinion 16, Business Combinations and Emerging Issues Task Force Issue No. 88-16, Basis in Leveraged Buyout Transactions. Accordingly, the acquired assets and liabilities have been recorded at fair value for the interests acquired by new investors and at the carryover basis for continuing investors. As a result, the assets and liabilities were assigned new values, which are part Predecessor cost and part fair value in the same proportions as the carryover basis of the residual interests retained by the continuing management investors and continuing affiliate investors of the Michael family, and the new interests acquired by the new investors. The amount of carryover basis was reflected as a deemed dividend of $66,631,000.

NOTE B – BASIS OF PRESENTATION

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

We utilize a fiscal year consisting of either 52 or 53 weeks, ending on the Saturday nearest to December 31 each year. The quarters ended March 31, 2003 and 2002 each included 13 weeks of operations. For clarity of presentation, the Company has described both periods presented as if the quarters ended on March 31st.

In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations for the periods indicated. The results of operations and cash flows of the Company for the three months ended March 31, 2003 are not necessarily indicative of the results expected for the full year.

These unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” which provides accounting requirements for retirement obligations associated with tangible long-lived assets.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The adoption of SFAS No. 143 did not have a material effect on our consolidated financial statements.

NOTE C – ASSET PURCHASE

On August 26, 2002, we acquired the egg products assets of Canadian Inovatech Inc. for approximately $18.0 million.  The total purchase price was allocated to the acquired assets and liabilities based on their fair values at the acquisition date as determined by a third party appraisal firm.  The allocation of the purchase price resulted in goodwill of $4.8 million.  We also entered into long-term leases for two plants operated by the seller.  This entity’s results of operations have been included in our operating results since the date of the asset purchase.  Also, as a result of this asset purchase, we now own 67%, rather than 33%, of a Canadian egg products joint venture, Trilogy Egg Products, Inc.  Hence, Trilogy became a consolidated entity under our financial reporting as of the date of the asset purchase.

The following unaudited pro forma statement of earnings information has been prepared assuming the asset purchase had occurred on January 1, 2002.    The net sales and earnings before income taxes for the three months ended March 31, 2003 represent actual results for the period (dollars in thousands):

	Three Months ended March 31, 2003	Three Months ended March 31, 2002
Net sales	$298,213	$290,127
Earnings before income taxes	9,609	9,521

This unaudited pro forma information is not necessarily indicative of the combined results of operations that would have occurred had the transaction occurred on the noted date, nor is it indicative of the results which may occur in the future.

NOTE D – INVENTORIES

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful life of generally one to two years, assuming no salvage value.

Inventories consisted of the following (dollars in thousands):

	March 31, 2003	December 31, 2002
Raw materials and supplies	$20,131	$18,552
Work in process and finished goods	55,318	54,574
Flocks	20,974	22,681
	$96,423	$95,807

NOTE E – COMMITMENTS AND CONTINGENCIES

Potato Procurement Contract

We have a contract to purchase potatoes which expires in 2004 and which will supply approximately 45% and 40% of the Potato Products Division’s raw material needs in 2003 and 2004, respectively, at an approximate cost of $5.3 million each year.

Egg Procurement Contracts

We maintain egg procurement contracts with numerous cooperatives and egg producers throughout the Midwestern and Eastern United States and Canada which supply approximately 50% of our egg requirements.  Most of these contracts vary in length from 18 to 72 months with prices primarily indexed to grain or Urner Barry market indices.  No single egg supplier provides more than 10% of our egg requirements.  Based upon the best estimates available to us for grain and egg prices, we project that our purchases from our top five long-term contracted egg suppliers will approximate $141 million in 2003, $138 million in 2004, $82 million in 2005, $20 million in 2006, and $16 million in 2007, and that the 2003 amount will account for approximately 60% of our contracted egg purchases this year.

Patent Litigation

We have an exclusive license agreement for a patented process for the production and sale of extended shelf-life liquid egg products. Under the license agreement, we have the right to defend and prosecute infringement of the underlying patents.  We may offset 50% of our costs of defending the patents against royalty payments due to the patent holder - North Carolina State University.   The U.S. Federal Court of Appeals has upheld the validity of the patents on two separate occasions.  In September 2000, the U.S. Patent and Trademark Office allowed product claims beyond the process claims previously allowed for the extended shelf-life egg product. These patents are scheduled to expire beginning in 2006.

In 2000, litigation was settled with one party related to the infringement of these patents and a sub-license was issued to the infringing party granting them the right to manufacture and distribute extended shelf-life liquid whole egg product subject to a royalty payable to us and the patent holder on all future product sold. In connection with this settlement, the patent holder received a lump sum payment for the past production and sale of the product and other matters related to the infringement. We are continuing to pursue litigation related to other parties who we believe are infringing the product and process patents, including Sunny Fresh Foods, Inc., a subsidiary of Cargill, Inc.  A June 2003 trial date has been set in our litigation with Sunny Fresh Foods, Inc.

Other Litigation

We are engaged in routine litigation incidental to our business. We believe the ultimate outcome of this litigation will not have a material effect on our consolidated financial position, liquidity or results of operations.

NOTE F – COMPREHENSIVE INCOME (LOSS)

The components and changes in accumulated other comprehensive loss (AOCL), net of taxes, during the three months ended March 31, 2003 and 2002 were as follows (dollars in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Total AOCL

Balance at January 1, 2003	$(7,799)	$151	$(7,648)
Foreign currency translation adjustment	—	866	866
Net unrealized change on cash flow hedges	433	—	433
Balance at March 31, 2003	$(7,366)	$1,017	$(6,349)

Comprehensive income (loss), net of taxes, for the three months ended March 31, 2003 and 2002 was as follows (dollars in thousands):

Net income for the three months ended March 31, 2003		$5,899
Net gains arising during the period from cash flow hedges:
Net unrealized derivative gains during period	433
Foreign currency translation adjustment	866

Other comprehensive income		1,299

Comprehensive income for the three months ended March 31, 2003		$7,198

Net income for the three months ended March 31, 2002		$5,359
Net gains arising during the period from cash flow hedges:
Net unrealized derivative gains during period	887
Foreign currency translation adjustment	11

Other comprehensive income		898

Comprehensive income for the three months ended March 31, 2002		$6,257

NOTE G – BUSINESS SEGMENTS

We operate in four reportable segments – Egg Products, Refrigerated Distribution, Dairy Products and Potato Products.  Certain financial information on our operating segments is as follows (unaudited, dollars in thousands):

	Company
	Egg Products	Refrigerated Distribution	Dairy Products	Potato Products	Corporate	Total
Three months ended March 31, 2003:
External net sales	$178,568	$61,347	$40,602	$17,696	$—	$298,213
Intersegment sales	3,274	—	28	895	—	4,197
Operating profit (loss)	15,226	4,472	1,807	1,625	(1,650)	21,480
Depreciation and amortization	11,203	708	1,313	1,170	7	14,401

Three months ended March 31, 2002:
External net sales	$155,186	$63,006	$43,180	$17,057	$—	$278,429
Intersegment sales	4,045	—	—	892	—	4,937
Operating profit (loss)	16,992	2,293	1,831	2,314	(1,937)	21,493
Depreciation and amortization	10,878	437	1,040	1,164	10	13,529

NOTE H – SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our revolving line of credit, A and B term loans and senior subordinated notes have been guaranteed, on a joint and several basis, by us and our domestic subsidiaries. The revolving line of credit and A and B term loans are also guaranteed by our parent, M-Foods Holdings, Inc.

The following condensed consolidating financial information presents our consolidated balance sheet as of March 31, 2003 and December 31, 2002 and the statements of earnings and of cash flows for the three months ended March 31, 2003 and 2002.  These financial statements reflect Michael Foods, Inc. (the Parent), the wholly owned guarantor subsidiaries (on a combined basis), the non-wholly owned guarantor subsidiaries, and elimination entries necessary to combine such entities on a consolidated basis. Included elsewhere in this Form 10-Q are the unaudited financial statements of the non-wholly owned guarantor subsidiaries.

Condensed Consolidating Balance Sheets

March 31, 2003

(Unaudited, dollars in thousands)

	Parent	Wholly owned Guarantor Subsidiaries	Non-wholly owned Guarantor Subsidiaries		Eliminations	Consolidated
			M-Foods Dairy, LLC	M-Foods Dairy TXCT, LLC
Assets
Current assets
Cash and equivalents	$21,159	$(3,032)	$—	$—	$—	$18,127
Accounts receivable, less allowances	158	91,219	7,305	5,016	(796)	102,902
Inventories	—	87,801	4,236	4,386	—	96,423
Prepaid expenses and other	370	11,297	504	57	—	12,228
Total current assets	21,687	187,285	12,045	9,459	(796)	229,680
Property, plant and equipment, net	36	246,475	19,446	11,037	—	276,994
Other assets
Goodwill	—	339,265	1,763	—	—	341,028
Joint ventures and other assets	14,416	21,581	127	396	—	36,520
Preferred return receivable for subs	—	19,296	—	—	(19,296)	—
Investment in subsidiaries	633,415	—	—	—	(633,415)	—
	647,831	380,142	1,890	396	(652,711)	377,548
	$669,554	$813,902	$33,381	$20,892	$(653,507)	$884,222

Liabilities and shareholder’s equity
Current liabilities
Current maturities of long-term debt	$14,850	$514	$—	$2,400	$—	$17,764
Accounts payable	44	54,042	2,863	4,598	(796)	60,751
Accrued liabilities	42,076	52,862	2,603	989	—	98,530
Total current liabilities	56,970	107,418	5,466	7,987	(796)	177,045
Long-term debt, less current maturities	428,710	43,934	—	—	—	472,644
Deferred income taxes	(3,125)	50,659	—	—	—	47,534
Total liabilities	482,555	202,011	5,466	7,987	(796)	697,223
Non-controlling interest	475	—	—	—	—	475
Preferred unit holder return payable	—	—	14,302	4,994	(19,296)	—
Shareholder’s equity	186,524	611,891	13,613	7,911	(633,415)	186,524
	$669,554	$813,902	$33,381	$20,892	$(653,507)	$884,222

Condensed Consolidating Balance Sheets

December 31, 2002

(Unaudited, dollars in thousands)

	Parent	Wholly owned Guarantor Subsidiaries	Non-wholly owned Guarantor Subsidiaries		Eliminations	Consolidated
			M-Foods Dairy, LLC	M-Foods Dairy TXCT, LLC
Assets
Current assets
Cash and equivalents	$19,665	$907	$—	$—	$—	$20,572
Accounts receivable, less allowances	314	90,108	7,836	4,399	(1,078)	101,579
Inventories	—	88,376	3,412	4,019	—	95,807
Prepaid expenses and other	202	12,704	600	65	—	13,571
Total current assets	20,181	192,095	11,848	8,483	(1,078)	231,529
Property, plant and equipment, net	44	252,825	18,104	11,380	—	282,353
Other assets
Goodwill	—	339,265	1,763	—	—	341,028
Joint ventures and other assets	15,362	22,082	139	529	—	38,112
Preferred return receivable for subs	—	17,170	—	—	(17,170)	—
Investment in subsidiaries	639,819	—	—	—	(639,819)	—
	655,181	378,517	1,902	529	(656,989)	379,140
	$675,406	$823,437	$31,854	$20,392	$(658,067)	$893,022

Liabilities and shareholder’s equity
Current liabilities
Current maturities of long-term debt	$14,714	$557	$—	$2,400	$—	$17,671
Accounts payable	426	60,933	2,836	2,873	(1,078)	65,990
Accrued liabilities	35,372	49,953	2,352	1,046	—	88,723
Total current liabilities	50,512	111,443	5,188	6,319	(1,078)	172,384
Long-term debt, less current maturities	448,734	44,984	—	—	—	493,718
Deferred income taxes	(3,641)	50,760	—	—	—	47,119
Total liabilities	495,605	207,187	5,188	6,319	(1,078)	713,221
Non-controlling interest	475	—	—	—	—	475
Preferred unit holder return payable	—	—	12,442	4,728	(17,170)	—
Shareholder’s equity	179,326	616,250	14,224	9,345	(639,819)	179,326
	$675,406	$823,437	$31,854	$20,392	$(658,067)	$893,022

Condensed Consolidating Statements of Earnings

Three months ended March 31, 2003

(Unaudited, dollars in thousands)

	Parent	Wholly Owned Guarantor Subsidiaries	Non-Wholly Owned Guarantor Subsidiaries		Eliminations	Consolidated
			M-Foods Dairy, LLC	M-Foods Dairy TXCT, LLC
Net sales	$—	$261,780	$24,420	$16,210	$(4,197)	$298,213
Cost of sales	—	215,121	20,831	15,543	(4,197)	247,298
Gross profit	—	46,659	3,589	667	—	50,915
Selling, general and administrative expenses	1,650	26,342	1,697	954	(1,208)	29,435
Operating profit (loss)	(1,650)	20,317	1,892	(287)	1,208	21,480
Interest expense, net	11,040	818	32	(19)	—	11,871
Other income	1,208	—	—	—	(1,208)	—
Earnings (loss) before equity in earnings of subsidiaries and income taxes	(11,482)	19,499	1,860	(268)	—	9,609
Equity in earnings of subsidiary	12,961	1,592	(1,860)	268	(12,961)	—
Earnings before income taxes	1,479	21,091	—	—	(12,961)	9,609
Income tax expense (benefit)	(4,420)	8,130	—	—	—	3,710
Net earnings (loss)	5,899	12,961	—	—	(12,961)	5,899
Other comprehensive income (loss)
Foreign currency translation adjustment	—	866	—	—	—	866
Change in cash flow hedges	515	(82)	—	—	—	433
Comprehensive income (loss)	$6,414	$13,745	$—	$—	$(12,961)	$7,198

Condensed Consolidating Statements of Earnings

Three months ended March 31, 2002

(Unaudited, dollars in thousands)

	Parent	Wholly Owned Guarantor Subsidiaries	Non-Wholly Owned Guarantor Subsidiaries		Eliminations	Consolidated
			M-Foods Dairy, LLC	M-Foods Dairy TXCT, LLC
Net sales	$—	$240,186	$23,850	$19,330	$(4,937)	$278,429
Cost of sales	—	193,135	20,628	18,487	(4,937)	227,313
Gross profit	—	47,051	3,222	843	—	51,116
Selling, general and administrative expenses	1,937	26,459	1,415	1,018	(1,206)	29,623
Operating profit (loss)	(1,937)	20,592	1,807	(175)	1,206	21,493
Interest expense, net	11,800	831	28	5	—	12,664
Other income	1,206	—	—	—	(1,206)	—
Earnings (loss) before equity in earnings of subsidiaries and income taxes	(12,531)	19,761	1,779	(180)	—	8,829
Equity in earnings of subsidiary	12,980	1,599	(1,779)	180	(12,980)	—
Earnings before income taxes	449	21,360	—	—	(12,980)	8,829
Income tax expense (benefit)	(4,910)	8,380	—	—	—	3,470
Net earnings (loss)	5,359	12,980	—	—	(12,980)	5,359
Other comprehensive income (loss)
Foreign currency translation adjustment	—	11	—	—	—	11
Change in cash flow hedges	(208)	1,095	—	—	—	887
Comprehensive income (loss)	$5,151	$14,086	$—	$—	$(12,980)	$6,257

Condensed Consolidating Statements of Cash Flows

Three months ended March 31, 2003

(Unaudited, dollars in thousands)

	Parent	Wholly Owned Guarantor Subsidiaries	Non-wholly owned Guarantor Subsidiaries		Consolidated
			M-Foods Dairy, LLC	M-Foods Dairy TXCT, LLC

Net cash provided by operating activities	$14,198	$8,560	$2,532	$1,691	$26,981

Cash flows from investing activities:
Capital expenditures	—	(5,667)	(1,921)	(257)	(7,845)

Net cash used in investing activities	—	(5,667)	(1,921)	(257)	(7,845)

Cash flows from financing activities:
Payments on long-term debt	(21,424)	(207)	—	—	(21,631)
Distribution to preferred unit holders	—	2,045	(611)	(1,434)	—
Investment in subsidiaries	8,720	(8,720)	—	—	—
Net cash used in financing activities	(12,704)	(6,882)	(611)	(1,434)	(21,631)

Effect of exchange rate changes on cash	—	50	—	—	50
Net increase (decrease) in cash and equivalents	1,494	(3,939)	—	—	(2,445)
Cash and equivalents at beginning of period	19,665	907	—	—	20,572
Cash and equivalents at end of period	$21,159	$(3,032)	$—	$—	$18,127

Condensed Consolidating Statements of Cash Flows

Three Months ended March 31, 2002

(Unaudited, dollars in thousands)

	Parent	Wholly Owned Guarantor Subsidiaries	Non-wholly owned Guarantor Subsidiaries		Consolidated
			M-Foods Dairy, LLC	M-Foods Dairy TXCT, LLC

Net cash provided by operating activities	$13,915	$8,418	$3,568	$689	$26,590

Cash flows from investing activities:
Capital expenditures	—	(4,620)	(1,955)	(303)	(6,878)
Investments in joint ventures and other assets	(5)	600	(173)	—	422

Net cash used in investing activities	(5)	(4,020)	(2,128)	(303)	(6,456)

Cash flows from financing activities:
Payments on revolving line of credit	(5,000)	—	—	—	(5,000)
Payments on long-term debt	(4,506)	(75)	—	—	(4,581)
Proceeds from issuance of stock	—	—	—	—	—
Distribution to preferred unit holders	—	1,826	(1,440)	(386)	—
Investment in subsidiaries	2,971	(2,971)	—	—	—
Net cash used in financing activities	(6,535)	(1,220)	(1,440)	(386)	(9,581)
Net increase in cash and equivalents	7,375	3,178	—	—	10,553
Cash and equivalents at beginning of period	33,947	(6,287)	—	—	27,660
Cash and equivalents at end of period	$41,322	$(3,109)	$—	$—	$38,213

M-FOODS DAIRY, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

Index to Financial Statements

Balance Sheets
Statements of Earnings
Statements of Cash Flows
Notes to Financial Statements

M-FOODS DAIRY, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

Balance Sheets

(Unaudited, dollars in thousands)

	March 31, 2003	December 31, 2002
ASSETS
Current assets
Accounts receivable, less allowances	$7,305	$7,836
Inventories	4,236	3,412
Prepaid expenses and other	504	600
Total current assets	12,045	11,848
Property, plant and equipment
Land	855	855
Buildings and improvements	4,648	4,648
Machinery and equipment	17,774	15,852
	23,277	21,355
Less accumulated depreciation	3,831	3,251
	19,446	18,104
Other assets
Goodwill	1,763	1,763
Other assets	127	139
	1,890	1,902
	$33,381	$31,854

LIABILITIES AND UNIT HOLDER AND OPERATING UNIT EQUITY
Current liabilities
Accounts payable	$2,863	$2,836
Accrued liabilities
Compensation	661	841
Insurance	118	144
Customer programs	1,179	884
Other	645	483
Total current liabilities	5,466	5,188

Commitments and contingencies	—	—
Preferred unit holder return payable	14,302	12,442
Unit holder equity	13,613	14,224
	$33,381	$31,854

The accompanying notes are an integral part of the unaudited condensed financial statements.

M-FOODS DAIRY, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

Statements of Earnings

For the three months ended March 31,

(Unaudited, dollars in thousands)

	2003	2002
Net sales	$24,420	$23,850

Cost of sales	20,831	20,628

Gross profit	3,589	3,222

Selling, general and administrative expenses	1,697	1,415

Operating profit	1,892	1,807

Other expense	32	28

Earnings before income taxes	1,860	1,779

Income tax expense	—	—

Net earnings	$1,860	$1,779

The accompanying notes are an integral part of the unaudited condensed financial statements.

M-FOODS DAIRY, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

Statements of Cash Flows

For the Three Months ended March 31,

(Unaudited, dollars in thousands)

	2003	2002
Net cash provided by operating activities	$2,532	$3,568

Cash flows from investing activities:
Capital expenditures	(1,921)	(1,955)
Investments in joint ventures and other assets	—	(173)

Net cash used in investing activities	(1,921)	(2,128)

Cash flows from financing activities:
Dividends paid	(611)	(1,440)

Net cash used in financing activities	(611)	(1,440)

Net increase (decrease) in cash and equivalents	—	—

Cash and equivalents at beginning of period	—	—

Cash and equivalents at end of period	$—	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

M-FOODS DAIRY, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

Notes to Financial Statements

Unaudited

NOTE A—MERGER AGREEMENT

On April 10, 2001, Michael Foods, Inc. and its subsidiaries (“Michael Foods”, “Company”, “we”, “us”, “our”) was acquired in a transaction (the “Merger”) led by an investor group comprised of a management group led by Michael Foods’ Chairman, President and Chief Executive Officer, Gregg Ostrander; affiliates of Jeffrey Michael, a member of the board of directors; and affiliates of two private equity investment firms, Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated, (collectively, “M-Foods Investors, LLC”). Michael Foods, Inc. is a wholly-owned subsidiary of M-Foods Holdings, Inc.; M-Foods Holdings, Inc. is a wholly-owned subsidiary of M-Foods Investors, LLC. Under the terms of the Merger agreement, all outstanding shares of Michael Foods common stock were converted into the right to receive $30.10 per share in cash, or value equal thereto, and all outstanding stock options were converted into the right to receive, in cash, $30.10 per share reduced by the exercise price per share for all shares subject to such stock options. The purchase of the outstanding shares was financed through equity financing of approximately $175,000,000, a senior secured credit facility of up to $470,000,000 at market-based variable interest rates, and $200,000,000 of senior subordinated notes at an 11.75% annual interest rate. As a result of the Merger, the stock of pre-merger Michael Foods (“Predecessor”) is no longer publicly traded and, therefore, earnings per share calculations are no longer included for financial statement presentation.

Immediately after the close of the Merger, we contributed the assets of our Dairy Products Division into two limited liability corporations, M-Foods Dairy, LLC and M-Foods Dairy TXCT, LLC (collectively, the “Dairy LLCs”) and in exchange received voting preferred and voting common units from these entities equal to the fair value of the net assets contributed, which collectively were approximately $35,800,000. The preferred units issued to us by the Dairy LLCs have an annual 10% preferred return guarantee and represent 100% of the preferred units issued and outstanding. In addition, we received 5% of the common units issued by the Dairy LLCs, with the common units held by the Company representing 100% of the voting common units issued and outstanding. These common units have a stated value of $25,000. The remaining 95% of the common units, which are non-voting, are owned by M-Foods Dairy Holdings, LLC, another entity which is owned by the same owners or affiliates of such owners, in the same proportion, as the unit holders of M-Foods Investors, LLC. The common unit interests owned by M-Foods Dairy Holdings, LLC were issued in exchange for $475,000 and are reflected as non-controlling interest in the accompanying consolidated balance sheet.

The Merger was accounted for as a purchase in accordance with Accounting Principles Board Opinion 16, Business Combinations and Emerging Issues Task Force Issue No. 88-16, Basis in Leveraged Buyout Transactions. Accordingly, the acquired assets and liabilities have been recorded at fair value for the interests acquired by new investors and at the carryover basis for continuing investors. As a result, the assets and liabilities were assigned new values, which are part Predecessor cost and part fair value in the same proportions as the carryover basis of the residual interests retained by the continuing management investors and continuing affiliate investors of the Michael family, and the new interests acquired by the new investors. The amount of carryover basis was reflected as a deemed dividend of $66,631,000.

NOTE B — BASIS OF PRESENTATION

The accompanying unaudited financial statements and footnote information of the Company as of and for the three month periods ended March 31, 2003 and 2002 have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the SEC using the adjusted cost basis of assets and liabilities of the Company.  In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations and cash flows for the periods indicated.  The Operating Unit’s financial statements include an allocation for general and administrative costs incurred by Michael Foods.  Management believes its allocations to these Operating Unit financial statements are reasonable.  Additionally, Operating Unit equity includes the cumulative net advances between the Operating Unit and Michael Foods, which are considered additional capital invested from or, constructive dividends to, Michael Foods.  Accordingly, the accompanying financial statements may not necessarily be indicative of the results that could have been obtained if the Operating Unit had been operated as a stand-alone entity.  The historical results of the Company for the periods indicated are not necessarily indicative of the results expected for the full year.

These unaudited interim financial statements should be read in conjunction with our financial statements and notes thereto, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

NOTE C — ORGANIZATION AND BUSINESS

Organization

M-Foods Dairy, LLC (the “Company” or “Operating Unit”) is a majority owned subsidiary of Michael Foods, Inc., a wholly owned subsidiary of M-Foods Holdings, Inc.

Business

The Company processes and distributes soft serve ice cream mix, frozen yogurt mix, milk, creamers and other specialty dairy products, many of which are ultra-high temperature pasteurized, from its facility in Minnesota.

NOTE D — INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Inventories consisted of the following (dollars in thousands):

	March 31, 2003	December 31, 2002
Raw materials and supplies	$1,539	$1,682
Work in process and finished goods	2,697	1,730
	$4,236	$3,412

NOTE E — INCOME TAXES

The Company is a limited liability corporation and, accordingly, no provision or liability for U.S. income taxes is reflected in the Company’s financial statements.  The U.S. taxable income of the Company and related deductions are allocated to and reported in the individual income tax returns of the owners of the Company.

NOTE F — COMMITMENTS AND CONTINGENCIES

Litigation

The Company is engaged in routine litigation incidental to its business.  Management believes the ultimate outcome of this litigation will not have a material effect on the Operating Unit’s financial position, liquidity or results of operations.

M-FOODS DAIRY TXCT, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

Index to Financial Statements

Balance Sheets
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

M-FOODS DAIRY TXCT, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

Balance Sheets

(Unaudited, dollars in thousands)

	March 31, 2003	December 31, 2002
ASSETS
Current assets
Accounts receivable	$5,016	$4,399
Inventories	4,386	4,019
Prepaid expenses and other	57	65
Total current assets	9,459	8,483
Property, plant and equipment
Leasehold improvements	3,176	3,176
Machinery and equipment	12,049	11,792
	15,225	14,968
Less accumulated depreciation	4,188	3,588
	11,037	11,380
Other assets
Non-compete agreement, net	396	529
	$20,892	$20,392

LIABILITIES AND UNIT HOLDER AND OPERATING UNIT EQUITY
Current liabilities
Current maturities of non-compete commitment	$2,400	$2,400
Accounts payable	4,598	2,873
Accrued liabilities
Compensation	348	250
Insurance	2	1
Customer programs	262	240
Other	377	555
Total current liabilities	7,987	6,319

Commitments and contingencies	—	—
Preferred unit holder return payable	4,994	4,728
Unit holder and operating unit equity	7,911	9,345
	$20,892	$20,392

The accompanying notes are an integral part of the unaudited condensed financial statements.

M-FOODS DAIRY TXCT, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

Statements of Operations

For the three months ended March 31,

(Unaudited, dollars in thousands)

	2003	2002
Net sales	$16,210	$19,330

Cost of sales	15,543	18,487

Gross profit	667	843

Selling, general and administrative expenses	954	1,018

Operating profit (loss)	(287)	(175)

Other income (expense)	19	(5)

Earnings (loss) before income taxes	(268)	(180)

Income tax benefit	—	—

Net earnings (loss)	$(268)	$(180)

The accompanying notes are an integral part of the unaudited condensed financial statements.

M-FOODS DAIRY TXCT, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

Statements of Cash Flows

For the three months ended March 31,

(Unaudited, dollars in thousands)

	2003	2002

Net cash provided by operating activities	$1,691	$689

Cash flows from investing activities:
Capital expenditures	(257)	(303)

Net cash used in investing activities	(257)	(303)

Cash flows from financing activities:
Dividends paid	(1,434)	(386)
Net cash used in financing activities	(1,434)	(386)

Net increase (decrease) in cash and equivalents	—	—

Cash and equivalents at beginning of period	—	—

Cash and equivalents at end of period	$—	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

M-FOODS DAIRY TXCT, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

Notes to Financial Statements

Unaudited

NOTE A—MERGER AGREEMENT

On April 10, 2001, Michael Foods, Inc. and its subsidiaries (“Michael Foods”, “Company”, “we”, “us”, “our”) was acquired in a transaction (the “Merger”) led by an investor group comprised of a management group led by Michael Foods’ Chairman, President and Chief Executive Officer, Gregg Ostrander; affiliates of Jeffrey Michael, a member of the board of directors; and affiliates of two private equity investment firms, Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated, (collectively, “M-Foods Investors, LLC”). Michael Foods, Inc. is a wholly-owned subsidiary of M-Foods Holdings, Inc.; M-Foods Holdings, Inc. is a wholly-owned subsidiary of M-Foods Investors, LLC. Under the terms of the Merger agreement, all outstanding shares of Michael Foods common stock were converted into the right to receive $30.10 per share in cash, or value equal thereto, and all outstanding stock options were converted into the right to receive, in cash, $30.10 per share reduced by the exercise price per share for all shares subject to such stock options. The purchase of the outstanding shares was financed through equity financing of approximately $175,000,000, a senior secured credit facility of up to $470,000,000 at market-based variable interest rates, and $200,000,000 of senior subordinated notes at an 11.75% annual interest rate. As a result of the Merger, the stock of pre-merger Michael Foods (“Predecessor”) is no longer publicly traded and, therefore, earnings per share calculations are no longer included for financial statement presentation.

Immediately after the close of the Merger, we contributed the assets of our Dairy Products Division into two limited liability corporations, M-Foods Dairy, LLC and M-Foods Dairy TXCT, LLC (collectively, the “Dairy LLCs”) and in exchange received voting preferred and voting common units from these entities equal to the fair value of the net assets contributed, which collectively were approximately $35,800,000. The preferred units issued to us by the Dairy LLCs have an annual 10% preferred return guarantee and represent 100% of the preferred units issued and outstanding. In addition, we received 5% of the common units issued by the Dairy LLCs, with the common units held by the Company representing 100% of the voting common units issued and outstanding. These common units have a stated value of $25,000. The remaining 95% of the common units, which are non-voting, are owned by M-Foods Dairy Holdings, LLC, another entity which is owned by the same owners or affiliates of such owners, in the same proportion, as the unit holders of M-Foods Investors, LLC. The common unit interests owned by M-Foods Dairy Holdings, LLC were issued in exchange for $475,000 and are reflected as non-controlling interest in the accompanying consolidated balance sheet.

The Merger was accounted for as a purchase in accordance with Accounting Principles Board Opinion 16, Business Combinations and Emerging Issues Task Force Issue No. 88-16, Basis in Leveraged Buyout Transactions. Accordingly, the acquired assets and liabilities have been recorded at fair value for the interests acquired by new investors and at the carryover basis for continuing investors. As a result, the assets and liabilities were assigned new values, which are part Predecessor cost and part fair value in the same proportions as the carryover basis of the residual interests retained by the continuing management investors and continuing affiliate investors of the Michael family, and the new interests acquired by the new investors. The amount of carryover basis was reflected as a deemed dividend of $66,631,000.

NOTE B — BASIS OF PRESENTATION

The accompanying unaudited financial statements and footnote information of the Company as of and for the three month periods ended March 31, 2003 and 2002 have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the SEC using the adjusted cost basis of assets and liabilities of the Company.  In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations and cash flows for the periods indicated.  The Operating Unit’s financial statements include an allocation for general and administrative costs incurred by Michael Foods.  Management believes its allocations to these Operating Unit financial statements are reasonable.  Additionally, Operating Unit equity includes the cumulative net advances between the Operating Unit and Michael Foods, which are considered additional capital invested from or, constructive dividends to, Michael Foods.  Accordingly, the accompanying financial statements may not necessarily be indicative of the results that could have been obtained if the Operating Unit had been operated as a stand-alone entity.  The historical results of the Company for the periods indicated are not necessarily indicative of the results expected for the full year.

These unaudited interim financial statements should be read in conjunction with our financial statements and notes thereto, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

NOTE C — ORGANIZATION, BUSINESS AND MERGER

Organization

M-Foods Dairy TXCT, LLC (the “Company” or “Operating Unit”) is a majority owned subsidiary of Michael Foods, Inc., a wholly owned subsidiary of M-Foods Holdings, Inc.

Business

The Company processes and distributes soft serve ice cream mix, frozen yogurt mix, milk, creamers and other specialty dairy products, many of which are ultra-high temperature pasteurized, from its facilities in Texas and Connecticut.

NOTE D – INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Inventories consisted of the following (dollars in thousands):

	March 31, 2003	December 31, 2002
Raw materials and supplies	$2,565	$3,014
Work in process and finished goods	1,821	1,005
	$4,386	$4,019

NOTE E – NON-COMPETE AGREEMENT AND COMMITMENT

During 1999, as part of the consideration for its Connecticut dairy asset purchase, the Operating Unit entered into a $12 million non-compete agreement.  Under the agreement, the Operating Unit agreed to make five annual $2.4 million payments beginning in 1999.  The total remaining commitment at March 31, 2003 and December 31, 2002 was $2.4 million.

Our acquired intangible non-compete asset that has been determined to have a definite life and continues to be amortized as of March 31, 2003 is as follows (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization
Non-compete	$1,398	$(1,002)

The non-compete agreement will be fully amortized by December 31, 2003.

NOTE F — INCOME TAXES

The Company is a limited liability corporation and, accordingly, no provision or liability for U.S. income taxes is reflected in the Company’s financial statements.  The U.S. taxable income of the Company and related deductions are allocated to and reported in the individual income tax returns of the owners of the Company.

NOTE G — COMMITMENTS AND CONTINGENCIES

Litigation

The Company is engaged in routine litigation incidental to its business.  Management believes the ultimate outcome of this litigation will not have a material effect on the Operating Unit’s financial position, liquidity or results of operations.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

RESULTS OF OPERATIONS

Readers are directed to Note G - Business Segments for data on the unaudited financial results of our four business segments for the three months ended March 31, 2003 and March 31, 2002.

Net sales for the 2003 period were $298.2 million, an increase of 7%, compared to net sales of $278.4 million in the 2002 period.  Net sales increased because of the factors discussed in the below divisional reviews, but were higher in the 2003 period due largely to significant sales growth at our largest division, Egg Products, which saw strong unit sales growth and the positive impact of the company acquired in 2002.

Egg Products Division external net sales for the 2003 period increased $23.4 million, or 15%, to $178.6 million from $155.2 million in the 2002 period.  Sales reflected increased unit sales from core operations and the sales impact of an egg products acquisition (see Note C). Unit sales rose in all categories, except for frozen items, and rose notably for higher value-added items.  Graded shell egg prices increased approximately 11% compared to first quarter 2002 levels, as reported by Urner Barry Publications - a widely quoted industry pricing service. Related egg market increases raised the cost of purchased eggs, which was not fully reflected in our selling prices, reducing margins for many of our egg products.

Approximately two-thirds of the Egg Products Division’s annual egg needs are purchased under contracts or in the spot market. A substantial majority of these eggs are priced according to the cost of grain inputs or to egg market prices as reported by Urner Barry. Approximately one-third of annual egg needs are sourced from internal flocks, where feed costs typically represent roughly two-thirds of the cost of producing such eggs. Feed costs were moderately higher in the 2003 period compared to the 2002 period, particularly for corn. Because of higher open market egg prices and higher feed costs, overall egg costs increased significantly in the 2003 period as compared to the 2002 period. As a result, the Division’s operating earnings decreased by $1.8 million in the 2003 period, despite a contribution from the business acquired in 2002. Operating earnings for the 2003 period included a gain of approximately $1.0 million from a partial settlement of litigation.

Refrigerated Distribution Division external net sales for the 2003 period decreased $1.7 million, or 3%, to $61.3 million from $63.0 million in the 2002 period.  Sales reflected higher unit sales for distributed products and lower prices, related to market conditions, for the key product categories of cheese and butter. Despite lower dollar sales, divisional operating earnings increased by $2.2 million, with the important cheese category accounting for much of the improvement. Cheese unit sales rose year-over-year, while a decline in product costs, combined with favorable wholesale price points, allowed for gross margin and operating earnings expansion.

Dairy Products Division external net sales for the 2003 period decreased $2.6 million, or 6%, to $40.6 million from $43.2 million in the 2002 period.  Sales reflected slightly lower unit sales and lower pricing due to impacts from the national dairy products markets. Ingredient costs improved and operating costs were more favorable than those experienced in 2002.  This caused operating earnings to remain nearly unchanged from 2002 period levels.

Potato Products Division external net sales for the 2003 period increased $0.6 million, or 4%, to $17.7 million from $17.1 million in the 2002 period.  Sales reflected modest increases in both volume and selling prices.  Sales were particularly strong for mashed items – both at retail and at foodservice. New account activity, same-account sales growth and higher marketing spending levels all contributed to the sales gain.  Operating earnings for the 2003 period decreased $0.7 million due to lower processing yields, which resulted from a lower quality 2002 potato harvest.

Gross profit in the 2003 period decreased $0.2 million, or 0.4%, to $50.9 million from $51.1 million in the 2002 period.  Our gross profit margin was 17.1% of net sales in the 2003 period compared to 18.4% in the 2002 period.  The decrease in our gross profit margin for the 2003 period compared to the 2002 period reflected the factors discussed above, particularly increased raw material costs in the Egg Products and Potato Products divisions. It is our strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products’ contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins in most periods.

Selling, general and administrative expenses in the 2003 period decreased $0.2 million, or 0.6%, to $29.4 million from $29.6 million in the 2002 period and reflected the partial litigation settlement gain noted above.  Such expenses were 9.9% of net sales in the 2003 period compared to 10.6% of net sales in the 2002 period, and were reflective of the relatively strong sales growth we achieved and our cost control efforts across all divisions.

Operating profit in the 2003 period was nearly unchanged from that of the 2002 period at $21.5 million.  Our operating profit margin was 7.2% of net sales in the 2003 period compared to 7.7% in the 2002 period.  The decline in gross profit margin more than offset the improvements seen in selling, general and administrative expenses in the 2003 period, resulting in the lower operating profit margin.

GENERAL

Certain of our products are sensitive to changes in commodity prices. Value-added egg products, such as extended shelf-life liquid and precooked products, account for approximately 60% of the Egg Products Division’s net sales. The remainder of Egg Products Division sales is derived from the sale of other egg products and shell eggs, which are commodity-sensitive. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Graded shell egg pricing in the 2003 period was higher than in the 2002 period as measured by a widely quoted pricing service, and feed costs rose significantly year-over-year. Gross profit margins for extended shelf-life liquid eggs, egg substitutes, and precooked and hardcooked egg products are less sensitive to commodity price fluctuations than are other egg products or shell eggs. Our Refrigerated Distribution Division derives approximately 80% of its net sales from refrigerated products produced by others, thereby somewhat reducing the effects of commodity price swings.  However, a majority of the 80% represents cheese and butter, and the costs for both fluctuate with national dairy markets.  Time lags between cost changes for these lines and wholesale/retail pricing changes can result in margin expansion or compression that can be significant.  The balance of refrigerated distribution sales are mainly from shell eggs, some of which are produced by the Egg Products Division, sold on a distribution, or non-commodity, basis.

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

CAPITAL RESOURCES AND LIQUIDITY

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the three months ended March 31, 2003 were $36.5 million, an increase of 2%, compared to $35.8 million for the three months ended March 31, 2002. EBITDA increased because of the factors discussed in the above results of operations divisional reviews. We believe that EBITDA is a relevant indication of the strength of our operating performance as measured in terms of operating cash earnings capabilities. We believe it is the key measurement used by our debtholders to assess our operating performance.  Because of this, we use EBITDA as the primary internal measurement of our operating performance and it is the main focus of our employee incentive compensation programs.

We believe EBITDA is a widely accepted financial indicator used to analyze and compare companies on the basis of operating performance. It should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles and is not indicative of operating profit as determined under generally accepted accounting principles. The following table reconciles our net earnings to EBITDA as most commonly defined, and then to EBITDA as we are required to define it per our credit agreement, for the three months ended March 31 (dollars in thousands):

	2003	2002

Net earnings	$5,899	$5,359

Total interest expense, excluding amortization of debt issuance costs	10,972	12,005

Amortization of debt issuance costs	947	786

Income taxes	3,710	3,470

Depreciation and amortization	14,401	13,529
EBITDA (as commonly defined)	35,929	35,149

Equity sponsor management fee	317	273

Industrial revenue bonds related expenses	236	227

Other	34	196
EBITDA (as defined in our credit agreement)	$36,516	$35,845

We have a credit agreement with various lenders, including commercial banks, other financial institutions and investment groups, which expires in 2007 and 2008 and provides credit facilities which originally provided $470 million. Within these credit facilities there is a $100 million revolving line of credit. At March 31, 2003, there was approximately $7.6 million utilized under the revolving line of credit for letters of credit, while the outstanding balance of the term A portion of the credit facility approximated $65.3 million and the term B portion approximated $213.6 million.

The weighted average interest rate for our borrowings under the credit agreement, adjusted for the effects of hedging activities, was approximately 6.88% at March 31, 2003. Given our business trends and cash flow forecast, we do not anticipate a significant use of the revolving line of credit during 2003.

The credit agreement contains various restrictive covenants. The agreement prohibits us from prepaying other indebtedness, including the subordinated notes, and it requires us to maintain specified financial ratios.  In addition, the credit agreement prohibits us from declaring or paying any dividends and prohibits us from making any payments with respect to the notes if we fail to perform our obligations under, or fail to meet the conditions of, the credit agreement or if payment creates a default under the credit agreement. The indenture governing the subordinated notes, among other things: (i) restricts our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (ii) prohibits certain restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (iii) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indenture related to the notes and the credit agreement also contains various covenants which limit our discretion in the operation of our businesses. We were in compliance with all of the covenants in the indenture and the credit agreement as of March 31, 2003. The Company, principal shareholders or their affiliates may, from time to time, enter the market to purchase or sell our subordinated notes, in compliance with applicable securities laws.

Our ability to make payments on and to refinance our debt, including the subordinated notes, and to fund planned capital expenditures will depend on our ability to generate sufficient cash in the future. This, to some extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We believe that, based on current levels of operations, we will be able to meet our debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If our future cash flows from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the notes, on or before maturity. We can provide no assurances that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including the subordinated notes and our credit agreement, may limit our ability to pursue any of these alternatives.

We invested $7.8 million in capital expenditures during the three months ended March 31, 2003.  We plan to spend approximately $31 million on capital expenditures during the balance of 2003.  Our principal sources of funds are anticipated to be cash flows from operating activities and borrowings under our senior credit facility. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current year and longer-term plans, including the working capital and capital expenditure needs such plans may generate.  In executing these plans, we expect to reduce debt over the coming years.

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

FORWARD-LOOKING STATEMENTS

Certain items in this Form 10-Q may be forward-looking statements, which are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to numerous risks and uncertainties, including variances in the demand for our products due to consumer, industry and broad economic developments, as well as variances in the costs to produce such products, including normal volatility in egg, feed and dairy ingredients costs. Our actual financial results could differ materially from the results estimated by, forecasted by, or implied by us in such forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the three month period ended March 31, 2003.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                        Exhibits and Exhibit Index.

The following exhibits are filed as part of this report:

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

(1)           Incorporated by reference from the Company’s Registration Statement on Form S-4 filed July 18, 2001.

(b)                         Reports on Form 8-K

Reference is made to a report filed on Form 8-K dated February 20, 2003 pertaining to our 2002 financial results.

Reference is made to a report filed on Form 8-K dated April 24, 2003 pertaining to our financial results for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL FOODS, INC.
(Registrant)

Date: May 5, 2003	By:	/s/ Gregg A. Ostrander
Gregg A. Ostrander
(Chairman, President and Chief Executive Officer)

Date: May 5, 2003	By:	/s/ John D. Reedy
John D. Reedy
(Executive Vice President, Chief Financial Officer and Principal Accounting Officer)

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

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003

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

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003

/s/ John D. Reedy
Executive Vice President and Chief Financial Officer