Form 10-Q
period 2003-06-30
MICHAEL FOODS INC /MN
filed 2003-07-28
CIK 768158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MICHAEL FOODS, INC.

(A wholly-owned subsidiary of M-Foods Holdings, Inc.)

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands)

	June 30, 2003	December 31, 2002
ASSETS
Current assets
Cash and equivalents	$24,245	$20,572
Accounts receivable, less allowances	92,475	101,579
Inventories	86,224	95,807
Prepaid expenses and other	9,561	13,571
Assets held for sale	59,533	—
Total current assets	272,038	231,529
Property, plant and equipment, net	238,387	282,353
Other assets
Goodwill	338,944	341,028
Joint ventures and other assets	33,200	38,112
	372,144	379,140
	$882,569	$893,022
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt	$16,101	$17,671
Accounts payable	57,002	65,990
Accrued liabilities
Compensation	10,820	15,251
Insurance	8,163	7,855
Customer programs	34,372	26,484
Income taxes	8,329	7,403
Interest	9,148	9,336
Hedging derivative liability	8,930	11,001
Other	10,760	11,393
Liabilities related to business to be sold	9,869	—
Total current liabilities	173,494	172,384
Long-term debt, less current maturities	458,463	493,718
Deferred income taxes	51,519	47,119
Commitments and contingencies	—	—
Non-controlling interest	—	475
Shareholder’s equity
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	147,498	147,498
Retained earnings	54,222	39,476
Accumulated other comprehensive loss	(2,627)	(7,648)
	199,093	179,326
	$882,569	$893,022

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly-owned subsidiary of M-Foods Holdings, Inc.)

Condensed Consolidated Statements of Earnings

Three months ended June 30,

(Unaudited, dollars in thousands)

	2003	2002
Net sales	$323,931	$289,753

Cost of sales	266,555	235,549

Gross profit	57,376	54,204

Selling, general and administrative expenses	30,884	29,826

Operating profit	26,492	24,378

Interest expense, net	12,095	12,332

Earnings before income taxes	14,397	12,046

Income tax expense	5,549	4,730

Net earnings	$8,848	$7,316

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly-owned subsidiary of M-Foods Holdings, Inc.)

Condensed Consolidated Statements of Earnings

Six months ended June 30,

(Unaudited, dollars in thousands)

	2003	2002
Net sales	$622,144	$568,182

Cost of sales	513,853	462,862

Gross profit	108,291	105,320

Selling, general and administrative expenses	60,318	59,449

Operating profit	47,973	45,871

Interest expense, net	23,967	24,996

Earnings before income taxes	24,006	20,875

Income tax expense	9,259	8,200

Net earnings	$14,747	$12,675

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly-owned subsidiary of M-Foods Holdings, Inc.)

Condensed Consolidated Statements of Cash Flows

Six months ended June 30,

(Unaudited, dollars in thousands)

	2003	2002

Net cash provided by operating activities	$58,115	$48,233

Cash flows from investing activities:
Capital expenditures	(16,359)	(14,263)
Investments in joint ventures and other assets	—	397

Net cash used in investing activities	(16,359)	(13,866)

Cash flows from financing activities:
Payments on notes payable and revolving line of credit	—	(5,000)
Payments on long-term debt	(38,179)	(18,057)
Net cash used in financing activities	(38,179)	(23,057)

Effect of exchange rate changes on cash	96	—

Net increase in cash and equivalents	3,673	11,310

Cash and equivalents at beginning of period	20,572	27,660

Cash and equivalents at end of period	$24,245	$38,970

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly-owned subsidiary of M-Foods Holdings, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE A –  2001 MERGER

On April 10, 2001, Michael Foods, Inc. and its subsidiaries (“Michael Foods”, “Company”, “we”, “us”, “our”) was acquired in a transaction (the “Merger”) led by an investor group comprised of a management group led by Michael Foods’ Chairman, President and Chief Executive Officer, Gregg Ostrander; affiliates of Jeffrey Michael, a member of the board of directors; and affiliates of two private equity investment firms, Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated, (collectively, “M-Foods Investors, LLC”). Michael Foods, Inc. is a wholly-owned subsidiary of M-Foods Holdings, Inc., which is a wholly-owned subsidiary of M-Foods Investors, LLC. Under the terms of the Merger agreement, all outstanding shares of Michael Foods common stock were converted into the right to receive $30.10 per share in cash, or value equal thereto, and all outstanding stock options were converted into the right to receive, in cash, $30.10 per share reduced by the exercise price per share for all shares subject to such stock options. The purchase of the outstanding shares was financed through equity financing of approximately $175,000,000, a senior secured credit facility of up to $470,000,000 at market-based variable interest rates, and $200,000,000 of senior subordinated notes at an 11.75% annual interest rate. As a result of the Merger, the stock of pre-merger Michael Foods (“Predecessor”) is no longer publicly traded and, therefore, earnings per share calculations are no longer included for financial statement presentation.

Immediately after the close of the Merger, we contributed the assets of our Dairy Products Division into two limited liability companies, M-Foods Dairy, LLC and M-Foods Dairy TXCT, LLC (collectively, the “Dairy LLCs”) and in exchange received voting preferred and voting common units from these entities equal to the fair value of the net assets contributed, which collectively was approximately $35,800,000. The preferred units issued to us by the Dairy LLCs have an annual 10% preferred return guarantee and represent 100% of the preferred units issued and outstanding. In addition, we received 5% of the common units issued by the Dairy LLCs, with the common units held by the Company representing 100% of the voting common units issued and outstanding. These common units have a stated value of $25,000. The remaining 95% of the common units, which are non-voting, are owned by M-Foods Dairy Holdings, LLC, another entity which is owned by the same owners or affiliates of such owners, in the same proportion, as the unit holders of M-Foods Investors, LLC. The common unit interests owned by M-Foods Dairy Holdings, LLC were issued in exchange for $475,000 and are reflected as non-controlling interest in the accompanying consolidated balance sheet.  See also Note D.

The 2001 Merger was accounted for as a purchase in accordance with Accounting Principles Board Opinion 16, Business Combinations and Emerging Issues Task Force Issue No. 88-16, Basis in Leveraged Buyout Transactions. Accordingly, the acquired assets and liabilities have been recorded at fair value for the interests acquired by new investors and at the carryover basis for continuing investors. As a result, the assets and liabilities were assigned new values, which are part Predecessor cost and part fair value in the same proportions as the carryover basis of the residual interests retained by the continuing management investors and continuing affiliate investors of the Michael family, and the new interests acquired by the new investors. The amount of carryover basis was reflected as a deemed dividend of $66,631,000.

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

We utilize a fiscal year consisting of either 52 or 53 weeks, ending on the Saturday nearest to December 31 each year. The quarters ended June 30, 2003 and 2002 each included 13 weeks of operations. For clarity of presentation, the Company has described both periods presented as if the quarters ended on June 30th.

In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations for the periods indicated. The results of operations and cash flows of the Company for the period ended June 30, 2003 are not necessarily indicative of the results expected for the full year.

These unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” which provides accounting requirements for retirement obligations associated with tangible long-lived assets.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and was adopted by the Company effective January 1, 2003.  The adoption of SFAS No. 143 did not have a material effect on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  Prior to the adoption of this standard, a liability for an exit cost, as defined by Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 was effective for the Company for exit plans or disposal activities initiated after December 31, 2002.  Effective January 1, 2003, we adopted the provisions of SFAS 146, which had no impact on our financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosure requirements in the financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The disclosure requirements of this interpretation were effective for us on December 31, 2002.  The adoption of this standard did not impact our financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have ownership in any variable interest entities and will apply the consolidation requirements of FIN 46 in future periods should an interest in a variable interest entity be acquired.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  We do not believe that the adoption of SFAS No. 149 will have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  The statement requires that an issuer classify financial instruments that are within its scope as a liability.  Many of those instruments were classified as equity under previous guidance.  SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003.  Otherwise, it is effective on July 1, 2003.  We do not believe that the adoption of SFAS No. 150 will have a material effect on our financial position or results of operations.

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

The following unaudited pro forma statement of earnings information has been prepared assuming the asset purchase had occurred on January 1, 2002.    The net sales and earnings before income taxes for the six months ended June 30, 2003 represent actual results for the period (dollars in thousands):

	Six months ended June 30, 2003	Six months ended June 30, 2002
Net sales	$622,144	$593,721
Earnings before income taxes	24,006	22,514

This unaudited pro forma information is not necessarily indicative of the combined results of operations that would have occurred had the transaction occurred on the noted date, nor is it indicative of the results which may occur in the future.

NOTE D – OPERATING SEGMENT HELD FOR SALE

In May 2003, we signed a letter of intent for the sale of our dairy products division operating segment to Dean Foods Company.  The dairy products division is substantially made up of the assets of M-Foods Dairy, LLC and M-Foods Dairy TXCT, LLC.  The dairy products division processes and sells ice milk and ice cream mixes, creamers, milk and specialty dairy products.  The transaction is expected to close during the third quarter of 2003.  Completion of the transaction is dependent upon several items, including completion of due diligence, execution of a securities purchase agreement, approval by both companies’ Boards of Directors, and regulatory approval.  As a part of the transaction, we may be compensated for certain transition services expected to be provided to the buyer for a period currently anticipated to be 12 to 18 months after the close of the transaction.  These transition services will include services such as information technology, sales, customer service and procurement.  By providing these transition services, we will be deemed to have “significant continuing involvement” in the dairy products division operating segment.  Therefore, we have determined that the sale, as currently contemplated, would not meet the accounting criteria for “discontinued operations”, but does meet the accounting criteria for classification as “held for sale.”  Accordingly, the related assets and liabilities of the dairy products division operating segment have been classified as current assets and liabilities held for sale at June 30, 2003.  The operations of the dairy products division operating segment continue to be included in the earnings statement of the Company.

External net sales and earnings from the dairy products division operating segment held for sale as of June 30, 2003 were as follows:

	Six months ended June 30, 2003	Six months ended June 30, 2002
External net sales	$92,878	$96,302
Earnings before income taxes	6,026	5,115

Assets and liabilities of the dairy products division operating segment classified as held for sale in the Consolidated Balance Sheet as of June 30, 2003 are as follows:

June 30, 2003
Assets
Accounts receivable, less allowances	$14,705
Inventories	7,260
Property, plant and equipment, net	34,858
Other assets	2,710
$59,533

Liabilities
Accounts payable	$8,054
Accrued liabilities	1,340
Non-controlling interest	475
$9,869

NOTE E – INVENTORIES

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful life of generally one to two years, assuming no salvage value.

Inventories consisted of the following (dollars in thousands):

	June 30, 2003	December 31, 2002
Raw materials and supplies	$15,802	$18,552
Work in process and finished goods	49,177	54,574
Flocks	21,245	22,681
	$86,224	$95,807

NOTE F – COMMITMENTS AND CONTINGENCIES

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

In 2000, litigation was settled with one party related to the infringement of these patents and a sub-license was issued to the infringing party granting them the right to manufacture and distribute extended shelf-life liquid whole egg product subject to a royalty payable to us and the patent holder on all future product sold. In connection with this settlement, the patent holder received a lump sum payment for the past production and sale of the product and other matters related to the infringement. We are continuing to pursue litigation related to other parties who we believe are infringing the product and process patents, including Sunny Fresh Foods, Inc., a subsidiary of Cargill, Inc.  The patent infringement trial with Sunny Fresh Foods, Inc. commenced with a jury on June 30, 2003 and is expected to continue into the third quarter of 2003.

Other Litigation

We are engaged in routine litigation incidental to our business. We believe the ultimate outcome of this litigation will not have a material effect on our consolidated financial position, liquidity or results of operations.

Other Matter

As of June 30, 2003, we have an approximate $4 million investment recorded for Belovo S.A. (Belovo), a Belgium egg products company, which represents our approximate 36% interest accounted for under the equity method.  Belovo recently notified the Belgium government of a potential finished products inventory matter and is currently working with the Belgium government to address the situation. The potential loss, if any, related to this matter has not yet been determined.

NOTE G – COMPREHENSIVE INCOME (LOSS)

The components and changes in accumulated other comprehensive loss (AOCL), net of taxes, during the six months ended June 30, 2003 were as follows (dollars in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Total AOCL

Balance at January 1, 2003	$(7,799)	$151	$(7,648)
Foreign currency translation adjustment	2,066	629	2,695
Net unrealized change on cash flow hedges	2,326	—	2,326
Balance at June 30, 2003	$(3,407)	$780	$(2,627)

Comprehensive income (loss), net of taxes, for the six months ended June 30, 2003 and 2002 was as follows (dollars in thousands):

Net income for the six months ended June 30, 2003		$14,747
Net gains arising during the period from cash flow hedges:
Net unrealized derivative gains during period	2,326
Foreign currency translation adjustment	2,695
Other comprehensive income		5,021
Comprehensive income for the six months ended June 30, 2003		$19,768

Net income for the six months ended June 30, 2002		$12,675
Net gains (losses) arising during the period from cash flow hedges:
Net unrealized derivative losses during period	(262)
Foreign currency translation adjustment	1,326
Other comprehensive income		1,064
Comprehensive income for the six months ended June 30, 2002		$13,739

NOTE H – BUSINESS SEGMENTS

We operate in four reportable segments – Egg Products, Refrigerated Distribution, Dairy Products and Potato Products.  See Note D regarding the sale of the Dairy Products division operating segment.  Certain financial information on our operating segments is as follows (unaudited, dollars in thousands):

	Company
	Egg Products	Refrigerated Distribution	Dairy Products	Potato Products	Corporate	Total
THREE MONTHS ENDED JUNE 30, 2003:
External net sales	$189,206	$63,932	$52,276	$18,517	N/A	$323,931
Intersegment sales	3,559	—	34	871	N/A	4,464
Operating profit (loss)	17,356	4,430	4,753	1,958	(2,005)	26,492
Depreciation and amortization	11,235	731	887	1,170	8	14,031

THREE MONTHS ENDED JUNE 30, 2002:
External net sales	$161,888	$57,202	$53,122	$17,541	N/A	$289,753
Intersegment sales	1,728	—	—	731	N/A	2,459
Operating profit (loss)	18,002	2,265	3,778	2,117	(1,784)	24,378
Depreciation and amortization	10,877	546	1,166	1,165	10	13,764

SIX MONTHS ENDED JUNE 30, 2003:
External net sales	$367,774	$125,279	$92,878	$36,213	N/A	$622,144
Intersegment sales	6,833	—	62	1,766	N/A	8,661
Operating profit (loss)	32,582	8,902	6,560	3,583	(3,654)	47,973
Depreciation and amortization	22,438	1,439	2,200	2,340	15	28,432

SIX MONTHS ENDED JUNE 30, 2002:
External net sales	$317,074	$120,208	$96,302	$34,598	N/A	$568,182
Intersegment sales	5,773	—	—	1,623	N/A	7,396
Operating profit (loss)	34,994	4,558	5,609	4,431	(3,721)	45,871
Depreciation and amortization	21,755	983	2,206	2,329	20	27,293

NOTE I – SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our revolving line of credit, A and B term loans and senior subordinated notes have been guaranteed, on a joint and several basis, by us and our domestic subsidiaries. The revolving line of credit and A and B term loans are also guaranteed by our parent, M-Foods Holdings, Inc.

The following condensed consolidating financial information presents our consolidated balance sheet as of June 30, 2003 and December 31, 2002 and the statements of earnings for the three and six month periods ended June 30, 2003 and 2002 and statements of cash flows for the six month periods ended June 30, 2003 and 2002.  These financial statements reflect Michael Foods, Inc. (the Parent), the wholly owned guarantor subsidiaries (on a combined basis), the non-wholly owned guarantor subsidiaries, and elimination entries necessary to combine such entities on a consolidated basis. Included elsewhere in this Form 10-Q are the unaudited financial statements of the non-wholly owned guarantor subsidiaries.  The assets and liabilities of the Dairy Products segment are presented in current assets held for sale and liabilities related to business to be sold (see Note D).

Condensed Consolidating Balance Sheets

June 30, 2003

(Unaudited, dollars in thousands)

	Parent	Wholly owned Guarantor Subsidiaries	Non-wholly owned Guarantor Subsidiaries		Eliminations	Consolidated
			M-Foods Dairy, LLC	M-Foods Dairy TXCT, LLC
Assets
Current assets
Cash and equivalents	$26,414	$(2,169)	$—	$—	$—	$24,245
Accounts receivable, less allowances	18	93,153	8,456	6,248	(15,400)	92,475
Inventories	—	86,224	3,502	3,758	(7,260)	86,224
Prepaid expenses and other	249	9,312	458	67	(525)	9,561
Assets held for sale	—	—	—	—	59,533	59,533
Total current assets	26,681	186,520	12,416	10,073	36,348	272,038
Property, plant and equipment, net	29	238,358	21,110	10,688	(31,798)	238,387
Other assets
Goodwill	2,410	336,534	1,763	—	(1,763)	338,944
Joint ventures and other assets	13,315	22,544	116	264	(3,039)	33,200
Preferred return receivable for subs	—	23,018	—	—	(23,018)	—
Investment in subsidiaries	604,254	—	—	—	(604,254)	—
	619,979	382,096	1,879	264	(632,074)	372,144
	$646,689	$806,974	$35,405	$21,025	$(627,524)	$882,569

Liabilities and shareholder’s equity
Current liabilities
Current maturities of long-term debt	$15,541	$560	$—	$—	$—	$16,101
Accounts payable	145	57,553	3,386	4,668	(8,750)	57,002
Accrued liabilities	33,830	56,692	2,717	1,118	(3,835)	90,522
Liabilities related to business to be sold	—	—	—	—	9,869	9,869
Total current liabilities	49,516	114,805	6,103	5,786	(2,716)	173,494
Long-term debt, less current maturities	400,022	58,441	—	—	—	458,463
Deferred income taxes	(2,417)	51,441	—	—	2,495	51,519
Total liabilities	447,121	224,687	6,103	5,786	(221)	683,476
Non-controlling interest	475	—	—	—	(475)	—
Preferred unit holder return payable	—	—	17,482	5,536	(23,018)	—
Shareholder’s equity	199,093	582,287	11,820	9,703	(603,810)	199,093
	$646,689	$806,974	$35,405	$21,025	$(627,524)	$882,569

Condensed Consolidating Balance Sheets

December 31, 2002

(Unaudited, dollars in thousands)

	Parent	Wholly owned Guarantor Subsidiaries	Non-wholly owned Guarantor Subsidiaries		Eliminations	Consolidated
			M-Foods Dairy, LLC	M-Foods Dairy TXCT, LLC
Assets
Current assets
Cash and equivalents	$19,665	$907	$—	$—	$—	$20,572
Accounts receivable, less allowances	314	90,108	7,836	4,399	(1,078)	101,579
Inventories	—	88,376	3,412	4,019	—	95,807
Prepaid expenses and other	202	12,704	600	65	—	13,571
Total current assets	20,181	192,095	11,848	8,483	(1,078)	231,529
Property, plant and equipment, net	44	252,825	18,104	11,380	—	282,353
Other assets
Goodwill	—	339,265	1,763	—	—	341,028
Joint ventures and other assets	15,362	22,082	139	529	—	38,112
Preferred return receivable for subs	—	17,170	—	—	(17,170)	—
Investment in subsidiaries	639,819	—	—	—	(639,819)	—
	655,181	378,517	1,902	529	(656,989)	379,140
	$675,406	$823,437	$31,854	$20,392	$(658,067)	$893,022

Liabilities and shareholder’s equity
Current liabilities
Current maturities of long-term debt	$14,714	$557	$—	$2,400	$—	$17,671
Accounts payable	426	60,933	2,836	2,873	(1,078)	65,990
Accrued liabilities	35,372	49,953	2,352	1,046	—	88,723
Total current liabilities	50,512	111,443	5,188	6,319	(1,078)	172,384
Long-term debt, less current maturities	448,734	44,984	—	—	—	493,718
Deferred income taxes	(3,641)	50,760	—	—	—	47,119
Total liabilities	495,605	207,187	5,188	6,319	(1,078)	713,221
Non-controlling interest	475	—	—	—	—	475
Preferred unit holder return payable	—	—	12,442	4,728	(17,170)	—
Shareholder’s equity	179,326	616,250	14,224	9,345	(639,819)	179,326
	$675,406	$823,437	$31,854	$20,392	$(658,067)	$893,022

Condensed Consolidating Statements of Earnings

Three months ended June 30, 2003

(Unaudited, dollars in thousands)

	Parent	Wholly owned Guarantor Subsidiaries	Non-wholly owned Guarantor Subsidiaries		Eliminations	Consolidated
			M-Foods Dairy, LLC	M-Foods Dairy TXCT, LLC
Net sales	$—	$276,086	$28,254	$24,055	$(4,464)	$323,931
Cost of sales	—	225,811	23,649	21,949	(4,854)	266,555
Gross profit	—	50,275	4,605	2,106	390	57,376
Selling, general and administrative expenses	2,005	27,457	1,415	1,290	(1,283)	30,884
Operating profit (loss)	(2,005)	22,818	3,190	816	1,673	26,492
Interest expense, net	11,277	802	10	6	—	12,095
Other income	1,229	—	—	—	(1,229)	—
Earnings (loss) before equity in earnings of subsidiaries and income taxes	(12,053)	22,016	3,180	810	444	14,397
Equity in earnings of subsidiaries	15,826	3,990	(3,180)	(810)	(15,826)	—
Earnings (loss) before income taxes	3,773	26,006	—	—	(15,382)	14,397
Income tax expense (benefit)	(4,631)	10,180	—	—	—	5,549
Net earnings (loss)	8,404	15,826	—	—	(15,382)	8,848
Other comprehensive income (loss)
Foreign currency translation adjustment	2,066	(237)	—	—	—	1,829
Change in cash flow hedges	644	1,249	—	—	—	1,893
Comprehensive income (loss)	$11,114	$16,838	$—	$—	$(15,382)	$12,570

Condensed Consolidating Statements of Earnings

Three months ended June 30, 2002

(Unaudited, dollars in thousands)

	Parent	Wholly owned Guarantor Subsidiaries	Non-wholly owned Guarantor Subsidiaries		Eliminations	Consolidated
			M-Foods Dairy, LLC	M-Foods Dairy TXCT, LLC
Net sales	$—	$239,090	$27,975	$25,147	$(2,459)	$289,753
Cost of sales	—	190,879	24,277	22,852	(2,459)	235,549
Gross profit	—	48,211	3,698	2,295	—	54,204
Selling, general and administrative expenses	1,784	26,802	1,442	976	(1,178)	29,826
Operating profit (loss)	(1,784)	21,409	2,256	1,319	1,178	24,378
Interest expense, net	11,500	773	35	24	—	12,332
Other income	1,178	—	—	—	(1,178)	—
Earnings (loss) before equity in earnings of subsidiaries and income taxes	(12,106)	20,636	2,221	1,295	—	12,046
Equity in earnings of subsidiaries	14,682	3,516	(2,221)	(1,295)	(14,682)	—
Earnings (loss) before income taxes	2,576	24,152	—	—	(14,682)	12,046
Income tax expense (benefit)	(4,740)	9,470	—	—	—	4,730
Net earnings (loss)	7,316	14,682	—	—	(14,682)	7,316
Other comprehensive income (loss)
Foreign currency translation adjustment	—	1,315	—	—	—	1,315
Change in cash flow hedges	(2,499)	1,350	—	—	—	(1,149)
Comprehensive income (loss)	$4,817	$17,347	$—	$—	$(14,682)	$7,482

Condensed Consolidating Statements of Earnings

Six months ended June 30, 2003

(Unaudited, dollars in thousands)

	Parent	Wholly owned Guarantor Subsidiaries	Non-wholly owned Guarantor Subsidiaries		Eliminations	Consolidated
			M-Foods Dairy, LLC	M-Foods Dairy TXCT, LLC
Net sales	$—	$537,866	$52,674	$40,265	$(8,661)	$622,144
Cost of sales	—	440,932	44,480	37,492	(9,051)	513,853
Gross profit	—	96,934	8,194	2,773	390	108,291
Selling, general and administrative expenses	3,655	53,798	3,112	2,244	(2,491)	60,318
Operating profit (loss)	(3,655)	43,136	5,082	529	2,881	47,973
Interest expense, net	22,317	1,621	42	(13)	—	23,967
Other income	2,437	—	—	—	(2,437)	—
Earnings (loss) before equity in earnings of subsidiaries and income taxes	(23,535)	41,515	5,040	542	444	24,006
Equity in earnings of subsidiaries	28,787	5,582	(5,040)	(542)	(28,787)	—
Earnings (loss) before income taxes	5,252	47,097	—	—	(28,343)	24,006
Income tax expense (benefit)	(9,051)	18,310	—	—	—	9,259
Net earnings (loss)	14,303	28,787	—	—	(28,343)	14,747
Other comprehensive income (loss)
Foreign currency translation adjustment	2,066	629	—	—	—	2,695
Change in cash flow hedges	1,159	1,167	—	—	—	2,326
Comprehensive income (loss)	$17,528	$30,583	$—	$—	$(28,343)	$19,768

Condensed Consolidating Statements of Earnings

Six months ended June 30, 2002

(Unaudited, dollars in thousands)

	Parent	Wholly owned Guarantor Subsidiaries	Non-wholly owned Guarantor Subsidiaries		Eliminations	Consolidated
			M-Foods Dairy, LLC	M-Foods Dairy TXCT, LLC
Net sales	$—	$479,276	$51,825	$44,477	$(7,396)	$568,182
Cost of sales	—	384,014	44,905	41,339	(7,396)	462,862
Gross profit	—	95,262	6,920	3,138	—	105,320
Selling, general and administrative expenses	3,721	53,261	2,857	1,994	(2,384)	59,449
Operating profit (loss)	(3,721)	42,001	4,063	1,144	2,384	45,871
Interest expense, net	23,300	1,604	63	29	—	24,996
Other income	2,384	—	—	—	(2,384)	—
Earnings (loss) before equity in earnings of subsidiaries and income taxes	(24,637)	40,397	4,000	1,115	—	20,875
Equity in earnings of subsidiaries	27,662	5,115	(4,000)	(1,115)	(27,662)	—
Earnings (loss) before income taxes	3,025	45,512	—	—	(27,662)	20,875
Income tax expense (benefit)	(9,650)	17,850	—	—	—	8,200
Net earnings (loss)	12,675	27,662	—	—	(27,662)	12,675
Other comprehensive income (loss)
Foreign currency translation adjustment	—	1,326	—	—	—	1,326
Change in cash flow hedges	(2,707)	2,445	—	—	—	(262)
Comprehensive income (loss)	$9,968	$31,433	$—	$—	$(27,662)	$13,739

Condensed Consolidating Statements of Cash Flows

Six months ended June 30, 2003

(Unaudited, dollars in thousands)

	Parent	Wholly Owned Guarantor Subsidiaries	Non-wholly owned Guarantor Subsidiaries		Consolidated
			M-Foods Dairy, LLC	M-Foods Dairy TXCT, LLC

Net cash provided by operating activities	$17,193	$31,782	$6,590	$2,550	$58,115

Cash flows from investing activities:
Capital expenditures	—	(11,665)	(4,186)	(508)	(16,359)

Net cash used in investing activities	—	(11,665)	(4,186)	(508)	(16,359)

Cash flows from financing activities:
Payments on long-term debt	(35,417)	(362)	—	(2,400)	(38,179)
Distribution to preferred unit holders	—	2,046	(2,404)	358	—
Investment in subsidiaries	24,973	(24,973)	—	—	—
Net cash used in financing activities	(10,444)	(23,289)	(2,404)	(2,042)	(38,179)

Effect of exchange rate changes on cash	—	96	—	—	96
Net increase (decrease) in cash and equivalents	6,749	(3,076)	—	—	3,673
Cash and equivalents at beginning of period	19,665	907	—	—	20,572
Cash and equivalents at end of period	$26,414	$(2,169)	$—	$—	$24,245

Condensed Consolidating Statements of Cash Flows

Six Months ended June 30, 2002

(Unaudited, dollars in thousands)

	Parent	Wholly Owned Guarantor Subsidiaries	Non-wholly owned Guarantor Subsidiaries		Consolidated
			M-Foods Dairy, LLC	M-Foods Dairy TXCT, LLC

Net cash provided by operating activities	$15,431	$24,125	$4,943	$3,734	$48,233

Cash flows from investing activities:
Capital expenditures	—	(10,192)	(3,124)	(947)	(14,263)
Investments in joint ventures and other assets	(156)	714	(161)	—	397

Net cash used in investing activities	(156)	(9,478)	(3,285)	(947)	(13,866)

Cash flows from financing activities:
Payments on revolving line of credit	(5,000)	—	—	—	(5,000)
Payments on long-term debt	(15,507)	(150)	—	(2,400)	(18,057)
Distribution to preferred unit holders	—	2,045	(1,658)	(387)	—
Investment in subsidiaries	13,599	(13,599)	—	—	—
Net cash used in financing activities	(6,908)	(11,704)	(1,658)	(2,787)	(23,057)
Net increase in cash and equivalents	8,367	2,943	—	—	11,310
Cash and equivalents at beginning of period	33,947	(6,287)	—	—	27,660
Cash and equivalents at end of period	$42,314	$(3,344)	$—	$—	$38,970

M-FOODS DAIRY, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

Index to Financial Statements

Balance Sheets
Statements of Earnings
Statements of Cash Flows
Notes to Financial Statements

M-FOODS DAIRY, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

Condensed Balance Sheets

(Unaudited, dollars in thousands)

	June 30, 2003	December 31, 2002
ASSETS
Current assets
Accounts receivable, less allowances	$8,456	$7,836
Inventories	3,502	3,412
Prepaid expenses and other	458	600
Total current assets	12,416	11,848
Property, plant and equipment
Land	855	855
Buildings and improvements	4,748	4,648
Machinery and equipment	19,938	15,852
	25,541	21,355
Less accumulated depreciation	4,431	3,251
	21,110	18,104
Other assets
Goodwill	1,763	1,763
Other assets	116	139
	1,879	1,902
	$35,405	$31,854

LIABILITIES AND UNIT HOLDER AND OPERATING UNIT EQUITY
Current liabilities
Accounts payable	$3,386	$2,836
Accrued liabilities
Compensation	734	841
Insurance	126	144
Customer programs	1,246	884
Other	611	483
Total current liabilities	6,103	5,188

Commitments and contingencies	—	—
Preferred unit holder return payable	17,482	12,442
Unit holder equity	11,820	14,224
	$35,405	$31,854

The accompanying notes are an integral part of the unaudited condensed financial statements.

M-FOODS DAIRY, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

Condensed Statements of Earnings

For the three months ended June 30,

(Unaudited, dollars in thousands)

	2003	2002
Net sales	$28,254	$27,975

Cost of sales	23,649	24,277

Gross profit	4,605	3,698

Selling, general and administrative expenses	1,415	1,442

Operating profit	3,190	2,256

Other expense	10	35

Net earnings	$3,180	$2,221

The accompanying notes are an integral part of the unaudited condensed financial statements.

M-FOODS DAIRY, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

Condensed Statements of Earnings

For the six months ended June 30,

(Unaudited, dollars in thousands)

	2003	2002
Net sales	$52,674	$51,825

Cost of sales	44,480	44,905

Gross profit	8,194	6,920

Selling, general and administrative expenses	3,112	2,857

Operating profit	5,082	4,063

Other expense	42	63

Net earnings	$5,040	$4,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

M-FOODS DAIRY, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

Condensed Statements of Cash Flows

For the Six Months ended June 30,

(Unaudited, dollars in thousands)

	2003	2002
Net cash provided by operating activities	$6,590	$4,943

Cash flows from investing activities:
Capital expenditures	(4,186)	(3,124)
Investments in joint ventures and other assets	—	(161)

Net cash used in investing activities	(4,186)	(3,285)

Cash flows from financing activities:
Dividends paid to Michael Foods, Inc.	(2,404)	(1,658)

Net cash used in financing activities	(2,404)	(1,658)

Net increase (decrease) in cash and equivalents	—	—

Cash and equivalents at beginning of period	—	—

Cash and equivalents at end of period	$—	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

M-FOODS DAIRY, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

Notes to Condensed Financial Statements

Unaudited

NOTE A—2001 MERGER

On April 10, 2001, Michael Foods, Inc. and its subsidiaries (“Michael Foods”, “Company”, “we”, “us”, “our”) was acquired in a transaction (the “Merger”) led by an investor group comprised of a management group led by Michael Foods’ Chairman, President and Chief Executive Officer, Gregg Ostrander; affiliates of Jeffrey Michael, a member of the board of directors; and affiliates of two private equity investment firms, Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated, (collectively, “M-Foods Investors, LLC”). Michael Foods, Inc. is a wholly-owned subsidiary of M-Foods Holdings, Inc., which is a wholly-owned subsidiary of M-Foods Investors, LLC. Under the terms of the Merger agreement, all outstanding shares of Michael Foods common stock were converted into the right to receive $30.10 per share in cash, or value equal thereto, and all outstanding stock options were converted into the right to receive, in cash, $30.10 per share reduced by the exercise price per share for all shares subject to such stock options. The purchase of the outstanding shares was financed through equity financing of approximately $175,000,000, a senior secured credit facility of up to $470,000,000 at market-based variable interest rates, and $200,000,000 of senior subordinated notes at an 11.75% annual interest rate. As a result of the Merger, the stock of pre-merger Michael Foods (“Predecessor”) is no longer publicly traded and, therefore, earnings per share calculations are no longer included for financial statement presentation.

Immediately after the close of the Merger, we contributed the assets of our Dairy Products Division into two limited liability companies, M-Foods Dairy, LLC and M-Foods Dairy TXCT, LLC (collectively, the “Dairy LLCs”) and in exchange received voting preferred and voting common units from these entities equal to the fair value of the net assets contributed, which collectively was approximately $35,800,000. The preferred units issued to us by the Dairy LLCs have an annual 10% preferred return guarantee and represent 100% of the preferred units issued and outstanding. In addition, we received 5% of the common units issued by the Dairy LLCs, with the common units held by the Company representing 100% of the voting common units issued and outstanding. These common units have a stated value of $25,000. The remaining 95% of the common units, which are non-voting, are owned by M-Foods Dairy Holdings, LLC, another entity which is owned by the same owners or affiliates of such owners, in the same proportion, as the unit holders of M-Foods Investors, LLC. The common unit interests owned by M-Foods Dairy Holdings, LLC were issued in exchange for $475,000 and are reflected as non-controlling interest in the accompanying consolidated balance sheet.  See also Note D.

The 2001 Merger was accounted for as a purchase in accordance with Accounting Principles Board Opinion 16, Business Combinations and Emerging Issues Task Force Issue No. 88-16, Basis in Leveraged Buyout Transactions. Accordingly, the acquired assets and liabilities have been recorded at fair value for the interests acquired by new investors and at the carryover basis for continuing investors. As a result, the assets and liabilities were assigned new values, which are part Predecessor cost and part fair value in the same proportions as the carryover basis of the residual interests retained by the continuing management investors and continuing affiliate investors of the Michael family, and the new interests acquired by the new investors. The amount of carryover basis was reflected as a deemed dividend of $66,631,000.

NOTE B — BASIS OF PRESENTATION

The accompanying unaudited financial statements and footnote information of the Company as of and for the three and six month periods ended June 30, 2003 and 2002 have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the SEC using the adjusted cost basis of assets and liabilities of the Company.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations and cash flows for the periods indicated.  For the period ended June 30, 2003, the Operating Unit’s financial statements include an allocation for general and administrative costs of approximately $1,266 incurred by Michael Foods.  Management believes its allocations to these Operating Unit financial statements are reasonable.  Additionally, Operating Unit equity includes the cumulative net advances between the Operating Unit and Michael Foods, which are considered additional capital invested from or, constructive dividends to, Michael Foods.  Accordingly, the accompanying financial statements may not necessarily be indicative of the results that could have been obtained if the Operating Unit had been operated as a stand-alone entity.  The historical results of the Company for the periods indicated are not necessarily indicative of the results expected for the full year.

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

NOTE D – SALE OF THE COMPANY

In May 2003, we signed a letter of intent for the sale of our dairy products division operating segment, which includes M-Foods Dairy, LLC, to Dean Foods Company.  The dairy products division is substantially made up of the assets of M-Foods Dairy, LLC and M-Foods Dairy TXCT, LLC.  The transaction is expected to close during the third quarter of 2003.  Completion of the transaction is dependent upon several items, including completion of due diligence, execution of a securities purchase agreement, approval by both companies’ Boards of Directors, and regulatory approval.

NOTE E — INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Inventories consisted of the following (dollars in thousands):

	June 30, 2003	December 31, 2002
Raw materials and supplies	$1,639	$1,682
Work in process and finished goods	1,863	1,730
	$3,502	$3,412

NOTE F — INCOME TAXES

The Company is a limited liability company and, accordingly, no provision or liability for U.S. income taxes is reflected in the Company’s financial statements.  The U.S. taxable income of the Company and related deductions are allocated to and reported in the individual income tax returns of the owners of the Company.

NOTE G — COMMITMENTS AND CONTINGENCIES

Litigation

The Company is engaged in routine litigation incidental to its business.  Management believes the ultimate outcome of this litigation will not have a material effect on the Operating Unit’s financial position, liquidity or results of operations.

M-FOODS DAIRY TXCT, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

Index to Financial Statements

Balance Sheets
Statements of Earnings
Statements of Cash Flows
Notes to Financial Statements

M-FOODS DAIRY TXCT, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

Condensed Balance Sheets

(Unaudited, dollars in thousands)

	June 30, 2003	December 31, 2002
ASSETS
Current assets
Accounts receivable	$6,248	$4,399
Inventories	3,758	4,019
Prepaid expenses and other	67	65
Total current assets	10,073	8,483
Property, plant and equipment
Leasehold improvements	3,176	3,176
Machinery and equipment	12,300	11,792
	15,476	14,968
Less accumulated depreciation	4,788	3,588
	10,688	11,380
Other assets
Non-compete agreement, net	264	529
	$21,025	$20,392

LIABILITIES AND UNIT HOLDER AND OPERATING UNIT EQUITY
Current liabilities
Current maturities of non-compete commitment	$—	$2,400
Accounts payable	4,668	2,873
Accrued liabilities
Compensation	206	250
Insurance	6	1
Customer programs	424	240
Other	482	555
Total current liabilities	5,786	6,319

Commitments and contingencies	—	—
Preferred unit holder return payable	5,536	4,728
Unit holder and operating unit equity	9,703	9,345
	$21,025	$20,392

The accompanying notes are an integral part of the unaudited condensed financial statements.

M-FOODS DAIRY TXCT, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

Condensed Statements of Earnings

For the three months ended June 30,

(Unaudited, dollars in thousands)

	2003	2002
Net sales	$24,055	$25,147

Cost of sales	21,949	22,852

Gross profit	2,106	2,295

Selling, general and administrative expenses	1,290	976

Operating profit	816	1,319

Other expense	6	24

Net earnings	$810	$1,295

The accompanying notes are an integral part of the unaudited condensed financial statements.

M-FOODS DAIRY TXCT, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

Condensed Statements of Earnings

For the six months ended June 30,

(Unaudited, dollars in thousands)

	2003	2002
Net sales	$40,265	$44,477

Cost of sales	37,492	41,339

Gross profit	2,773	3,138

Selling, general and administrative expenses	2,244	1,994

Operating profit	529	1,144

Other expense (income)	(13)	29

Net earnings	$542	$1,115

The accompanying notes are an integral part of the unaudited condensed financial statements.

M-FOODS DAIRY TXCT, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

Condensed Statements of Cash Flows

For the six months ended June 30,

(Unaudited, dollars in thousands)

	2003	2002

Net cash provided by operating activities	$2,550	$3,734

Cash flows from investing activities:
Capital expenditures	(508)	(947)

Net cash used in investing activities	(508)	(947)

Cash flows from financing activities:
Payments on long-term debt	(2,400)	(2,400)
Dividends paid to Michael Foods, Inc.	358	(387)
Net cash used in financing activities	(2,042)	(2,787)

Net increase (decrease) in cash and equivalents	—	—

Cash and equivalents at beginning of period	—	—

Cash and equivalents at end of period	$—	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

M-FOODS DAIRY TXCT, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

Notes to Condensed Financial Statements

Unaudited

NOTE A—2001 MERGER

On April 10, 2001, Michael Foods, Inc. and its subsidiaries (“Michael Foods”, “Company”, “we”, “us”, “our”) was acquired in a transaction (the “Merger”) led by an investor group comprised of a management group led by Michael Foods’ Chairman, President and Chief Executive Officer, Gregg Ostrander; affiliates of Jeffrey Michael, a member of the board of directors; and affiliates of two private equity investment firms, Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated, (collectively, “M-Foods Investors, LLC”). Michael Foods, Inc. is a wholly-owned subsidiary of M-Foods Holdings, Inc., which is a wholly-owned subsidiary of M-Foods Investors, LLC. Under the terms of the Merger agreement, all outstanding shares of Michael Foods common stock were converted into the right to receive $30.10 per share in cash, or value equal thereto, and all outstanding stock options were converted into the right to receive, in cash, $30.10 per share reduced by the exercise price per share for all shares subject to such stock options. The purchase of the outstanding shares was financed through equity financing of approximately $175,000,000, a senior secured credit facility of up to $470,000,000 at market-based variable interest rates, and $200,000,000 of senior subordinated notes at an 11.75% annual interest rate. As a result of the Merger, the stock of pre-merger Michael Foods (“Predecessor”) is no longer publicly traded and, therefore, earnings per share calculations are no longer included for financial statement presentation.

Immediately after the close of the Merger, we contributed the assets of our Dairy Products Division into two limited liability companies, M-Foods Dairy, LLC and M-Foods Dairy TXCT, LLC (collectively, the “Dairy LLCs”) and in exchange received voting preferred and voting common units from these entities equal to the fair value of the net assets contributed, which collectively was approximately $35,800,000. The preferred units issued to us by the Dairy LLCs have an annual 10% preferred return guarantee and represent 100% of the preferred units issued and outstanding. In addition, we received 5% of the common units issued by the Dairy LLCs, with the common units held by the Company representing 100% of the voting common units issued and outstanding. These common units have a stated value of $25,000. The remaining 95% of the common units, which are non-voting, are owned by M-Foods Dairy Holdings, LLC, another entity which is owned by the same owners or affiliates of such owners, in the same proportion, as the unit holders of M-Foods Investors, LLC. The common unit interests owned by M-Foods Dairy Holdings, LLC were issued in exchange for $475,000 and are reflected as non-controlling interest in the accompanying consolidated balance sheet.  See also Note D.

The 2001 Merger was accounted for as a purchase in accordance with Accounting Principles Board Opinion 16, Business Combinations and Emerging Issues Task Force Issue No. 88-16, Basis in Leveraged Buyout Transactions. Accordingly, the acquired assets and liabilities have been recorded at fair value for the interests acquired by new investors and at the carryover basis for continuing investors. As a result, the assets and liabilities were assigned new values, which are part Predecessor cost and part fair value in the same proportions as the carryover basis of the residual interests retained by the continuing management investors and continuing affiliate investors of the Michael family, and the new interests acquired by the new investors. The amount of carryover basis was reflected as a deemed dividend of $66,631,000.

NOTE B — BASIS OF PRESENTATION

The accompanying unaudited financial statements and footnote information of the Company as of and for the three and six month periods ended June 30, 2003 and 2002 have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the SEC using the adjusted cost basis of assets and liabilities of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations and cash flows for the periods indicated.  For the period ended June 30, 2003, the Operating Unit’s financial statements include an allocation for general and administrative costs of approximately $955 incurred by Michael Foods.  Management believes its allocations to these Operating Unit financial statements are reasonable.  Additionally, Operating Unit equity includes the cumulative net advances between the Operating Unit and Michael Foods, which are considered additional capital invested from or, constructive dividends to, Michael Foods.  Accordingly, the accompanying financial statements may not necessarily be indicative of the results that could have been obtained if the Operating Unit had been operated as a stand-alone entity.  The historical results of the Company for the periods indicated are not necessarily indicative of the results expected for the full year.

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

NOTE D – SALE OF THE COMPANY

In May 2003, we signed a letter of intent for the sale of our dairy products division operating segment, which includes M-Foods Dairy TXCT, LLC, to Dean Foods Company.  The dairy products division is substantially made up of the assets of M-Foods Dairy, LLC and M-Foods Dairy TXCT, LLC.  The transaction is expected to close during the third quarter of 2003.  Completion of the transaction is dependent upon several items, including completion of due diligence, execution of a securities purchase agreement, approval by both companies’ Boards of Directors, and regulatory approval.

NOTE E – INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Inventories consisted of the following (dollars in thousands):

	June 30, 2003	December 31, 2002
Raw materials and supplies	$2,017	$3,014
Work in process and finished goods	1,741	1,005
	$3,758	$4,019

NOTE F — NON-COMPETE AGREEMENT AND COMMITMENT

During 1999, as part of the consideration for its Connecticut dairy asset purchase, the Operating Unit entered into a $12 million non-compete agreement.  Under the agreement, the Operating Unit agreed to make five annual $2.4 million payments beginning in 1999.  As of June 30, 2003 the commitment has been fulfilled.

Our acquired intangible non-compete asset that has been determined to have a definite life and continues to be amortized as of June 30, 2003 is as follows (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization
Non-compete	$1,398	$(1,134)

NOTE G — INCOME TAXES

The Company is a limited liability company and, accordingly, no provision or liability for U.S. income taxes is reflected in the Company’s financial statements.  The U.S. taxable income of the Company and related deductions are allocated to and reported in the individual income tax returns of the owners of the Company.

NOTE H — COMMITMENTS AND CONTINGENCIES

Litigation

The Company is engaged in routine litigation incidental to its business.  Management believes the ultimate outcome of this litigation will not have a material effect on the Operating Unit’s financial position, liquidity or results of operations.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Michael Foods, Inc. and its subsidiaries (the “Company”, “we”, “us”, “our”) is a diversified producer and distributor of food products in four areas - egg products, refrigerated distribution, dairy products, and potato products. We believe, through our Egg Products Division, we are the largest producer of processed egg products in North America. The Refrigerated Distribution Division distributes a broad line of refrigerated grocery products to retail grocery outlets, including cheese, shell eggs, bagels, butter, margarine, muffins, potato products, juice and ethnic foods.  The Dairy Products Division processes and distributes soft-serve mix, ice cream mix, and extended shelf-life ultrapasteurized milk, creamers and other specialty dairy products to domestic quick service businesses and other foodservice outlets, ice cream manufacturers and others.  We have an agreement to sell the Dairy Products Division and we expect the transaction to close in the third quarter of 2003 (see Note D to the financial statements).  The Potato Products Division processes and distributes refrigerated potato products sold to the foodservice and retail grocery markets in the United States. Please see Note H to our consolidated financial statements for additional information about our business segments.

Our strategy is to grow value-added food product sales, primarily in the foodservice market, by focusing on developing, marketing and distributing innovative, refrigerated products. The key to this strategy is “value-added”, whether that is in the product, the distribution channel or in the service provided to customers.

THREE MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

RESULTS OF OPERATIONS

Readers are directed to Note H - Business Segments for data on the unaudited financial results of our four business segments for the three months ended June 30, 2003 and June 30, 2002.

Net sales for the 2003 period were $323.9 million, an increase of 12%, compared to net sales of $289.8 million in the 2002 period.  Net sales increased because of the factors discussed in the below divisional reviews, but were higher in the 2003 period due largely to significant sales growth at our largest division, Egg Products, which saw strong unit sales growth and the positive impact of the Canadian company acquired in 2002.

Egg Products Division external net sales for the 2003 period increased $27.3 million, or 17%, to $189.2 million from $161.9 million in the 2002 period.  Net sales reflected increased unit sales from core operations, related to increased sales efforts which increased market penetration, and the impact of an egg products acquisition (see Note C to the financial statements). Unit sales rose in all categories, except for frozen items and shell eggs.  Frozen product sales declined due to our decision to not pursue unprofitable sales and shell egg units declined as part of our on-going plan to reduce this commodity-sensitive business over time.  Unit sales rose 9% for higher value-added items.  Graded shell egg prices increased approximately 24% compared to second quarter 2002 levels, as reported by Urner Barry Publications - a widely quoted industry pricing service.  Related egg market increases raised the cost of purchased eggs, which was not fully reflected in our selling prices, reducing margins for many of our egg products.

Approximately two-thirds of the Egg Products Division’s annual egg needs are purchased under contracts or in the spot market. A substantial majority of these eggs are priced according to the cost of grain inputs or to egg market prices as reported by Urner Barry. Approximately one-third of annual egg needs are sourced from internal flocks, where feed costs typically represent roughly two-thirds of the cost of producing such eggs. Feed costs were moderately higher in the 2003 period compared to the 2002 period, particularly for corn, which increased by roughly one-fourth.  Because of higher open market egg costs and higher feed costs, overall egg costs increased significantly in the 2003 period as compared to the 2002 period.  Operating earnings for the 2003 period included a gain of approximately $1.6 million from a partial settlement of litigation.  Overall, the Division’s operating earnings decreased by approximately $0.6 million in the 2003 period.

Refrigerated Distribution Division external net sales for the 2003 period increased $6.7 million, or 12%, to $63.9 million from $57.2 million in the 2002 period. Net sales reflected significantly higher unit sales for distributed products and slightly lower prices, related to market conditions, for the key product categories of cheese and butter. Also, both unit sales and average selling prices rose for shell eggs. The shift of the important Easter selling period from 2002’s first quarter to 2003’s second quarter accounted for some of the improvement in both distributed products sales and shell egg sales, particularly the latter. Divisional operating earnings increased by approximately $2.2 million, with the important cheese category accounting for much of the improvement. Cheese unit sales rose year-over-year, while a decline in product costs, combined with favorable wholesale price points, allowed for gross margin and operating earnings expansion. Also, we increased the allowance for doubtful accounts in the 2003 period by approximately $1.4 million in recognition of the bankruptcy filing by a major customer.

Dairy Products Division external net sales for the 2003 period decreased $0.8 million, or 2%, to $52.3 million from $53.1 million in the 2002 period.  Net sales reflected slightly lower unit sales, reflecting lower cartoned product sales that were not fully offset by unit sales gain from creamers. Selling prices during the 2003 period modestly exceeded 2002 period levels.  Ingredient and production costs compared favorably to those experienced in 2002.  This caused operating earnings to increase by approximately $1.0 million in the 2003 period.

Potato Products Division external net sales for the 2003 period increased $1.0 million, or 6%, to $18.5 million from $17.5 million in the 2002 period.  Net sales reflected modest increases in both volume and selling prices.  Sales were particularly strong for mashed items – both at retail and at foodservice. Mashed unit sales, in total, rose over 20% year-over-year. New account activity, same-account sales growth, expanded distribution and higher marketing spending levels all contributed to the sales gain.  Operating earnings for the 2003 period decreased approximately $0.2 million due to lower processing yields, which resulted from a lower quality 2002 potato harvest, and increased sales and marketing spending related to raising customer awareness of our mashed potato products.

Gross profit in the 2003 period increased $3.2 million, or 6%, to $57.4 million from $54.2 million in the 2002 period.  Our gross profit margin was 17.7% of net sales in the 2003 period compared to 18.7% in the 2002 period.  The decrease in our gross profit margin for the 2003 period compared to the 2002 period reflected the factors discussed above, particularly increased raw material costs in the Egg Products and Potato Products divisions. It is our strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products’ contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins in most periods.

Selling, general and administrative expenses in the 2003 period increased $1.1 million, or 4%, to $30.9 million from $29.8 million in the 2002 period and reflected the partial litigation settlement gain  noted above.  Such expenses were 9.5% of net sales in the 2003 period compared to 10.3% of net sales in the 2002 period, and were reflective of the relatively strong sales growth we achieved, our cost control efforts across all divisions and the approximate $1.6 million litigation gain.

Operating profit in the 2003 period increased $2.1 million, or 9%, to $26.5 from $24.4 million in the 2002 period., with approximately $1.6 million of the increase related to the litigation settlement.  Our operating profit margin was 8.2% of net sales in the 2003 period compared to 8.4% in the 2002 period.  The decline in gross profit margin more than offset the improvements seen in selling, general and administrative expenses in the 2003 period, resulting in the lower operating profit margin.

Interest expense declined slightly in the 2003 period, reflecting lower debt levels and lower short-term interest rates.  Our tax rate declined to 38.5% from 39.3% due to higher income levels and the implementation of tax planning strategies.

SIX MONTHS ENDED JUNE 30, 2003 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

RESULTS OF OPERATIONS

Readers are directed to Note H - Business Segments for data on the unaudited financial results of our four business segments for the six months ended June 30, 2003 and June 30, 2002.

Net sales for the 2003 period were $622.1 million, an increase of 10%, compared to net sales of $568.2 million in the 2002 period.  Net sales increased because of the factors discussed in the below divisional reviews, but were higher in the 2003 period due largely to significant sales growth at our largest division, Egg Products, which saw strong unit sales growth and the positive impact of a 2002 acquisition.

Egg Products Division external net sales for the 2003 period increased $50.7 million, or 16%, to $367.8 million from $317.1 million in the 2002 period.  Sales reflected increased unit sales from core operations and the sales impact of a Canadian egg products company acquisition (see Note C to the financial statements). Unit sales rose in all categories, except for frozen items, and rose 8% for higher value-added items.  Graded shell egg prices increased approximately 17% compared to first half 2002 levels, as reported by Urner Barry. Related egg market increases raised the cost of purchased eggs, which was not fully reflected in our selling prices, reducing margins for many of our egg products.

Approximately two-thirds of the Egg Products Division’s annual egg needs are purchased under contracts or in the spot market. A substantial majority of these eggs are priced according to the cost of grain inputs or to egg market prices as reported by Urner Barry. Approximately one-third of annual egg needs are sourced from internal flocks, where feed costs typically represent roughly two-thirds of the cost of producing such eggs. Feed costs were moderately higher in the 2003 period compared to the 2002 period, particularly for corn, which increased by nearly 30%. Because of higher open market egg prices and higher feed costs, overall egg costs increased significantly in the 2003 period as compared to the 2002 period. As a result, the Division’s operating earnings decreased by $2.4 million in the 2003 period. Operating earnings for the 2003 period included a gain of approximately $2.7 million from the partial settlements of two litigation matters.

Refrigerated Distribution Division external net sales for the 2003 period increased $5.1 million, or 4%, to $125.3 million from $120.2 million in the 2002 period.  Net sales reflected higher unit sales for distributed products and lower prices, related to market conditions, for the key product categories of cheese and butter. However, shell egg average selling prices rose significantly, reflecting market conditions. Divisional operating earnings increased by approximately $4.3 million, with the important cheese category accounting for much of the improvement. Cheese unit sales rose year-over-year, while a decline in product costs, combined with favorable wholesale price points, allowed for gross margin and operating earnings improvements. Also, we increased the allowance for doubtful accounts in the 2003 period by approximately $1.7 million in recognition of the bankruptcy filing by a major customer.

Dairy Products Division external net sales for the 2003 period decreased $3.4 million, or 4%, to $92.9 million from $96.3 million in the 2002 period. Net sales reflected slightly lower unit sales, due to lower cartoned product sales, related to a customer diversifying its supplier base, that were not fully offset by unit sales gains from creamers. Pricing was comparable to 2002 period levels. Ingredient costs improved related to national dairy market conditions.  Also, production costs were more favorable than those experienced in 2002.  These factors caused operating earnings to increase by approximately $1.0 million from 2002 period levels.

Potato Products Division external net sales for the 2003 period increased $1.6 million, or 5%, to $36.2 million from $34.6 million in the 2002 period. Net sales reflected modest increases in both volume and selling prices.  Sales were particularly strong for mashed items – both at retail and at foodservice. Mashed unit sales, in total, rose over 20% year-over-year. New account activity, same-account sales growth, expanded distribution and higher marketing spending levels all contributed to the sales gain.  Operating earnings for the 2003 period decreased approximately $0.8 million due to lower processing yields, which resulted from a lower quality 2002 potato harvest, and increased sales and marketing spending related to raising customer awareness of our mashed potato products.

Gross profit in the 2003 period increased $3.0 million, or 3%, to $108.3 million from $105.3 million in the 2002 period.  Our gross profit margin was 17.4% of net sales in the 2003 period compared to 18.5% in the 2002 period.  The decrease in our gross profit margin for the 2003 period compared to the 2002 period reflected the factors discussed above, particularly increased raw material costs in the Egg Products and Potato Products divisions. It is our strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products’ contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins in most periods.

Selling, general and administrative expenses in the 2003 period increased $0.9 million, or 1%, to $60.3 million from $59.4 million in the 2002 period and reflected the partial litigation settlements gain noted above.  Such expenses were 9.7% of net sales in the 2003 period compared to 10.5% of net sales in the 2002 period, and were reflective of the relatively strong sales growth we achieved, our cost control efforts across all divisions and the approximate $2.7 million litigation gain.

Operating profit in the 2003 period increased $2.1 million, or 5%, to $48.0 from $45.9 million in the 2002 period.  All of the increase year-over-year is attributable to the litigation gain.  Our operating profit margin was 7.7% of net sales in the 2003 period compared to 8.1% in the 2002 period. The decline in gross profit margin more than offset the improvements seen in selling, general and administrative expenses in the 2003 period, resulting in the lower operating profit margin.

Interest expense declined by approximately $1.0 million in the 2003 period, reflecting lower debt levels and lower short-term interest rates.  Our tax rate declined to 38.5% from 39.3% due to higher income levels and the implementation of tax planning strategies.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”, as defined in our credit agreement) for the six months ended June 30, 2003 were $77.6 million, an increase of 4%, compared to $74.8 million for the six months ended June 30, 2002. EBITDA increased because of the factors discussed in the above results of operations divisional reviews. We believe that EBITDA is a relevant indication of the strength of our operating performance as measured in terms of operating cash earnings capabilities. We believe it is the key measurement used by our debtholders to assess our operating performance.  Because of this, we use EBITDA as the primary internal measurement of our operating performance and it is the main focus of our employee incentive compensation programs.

We believe EBITDA is a widely accepted financial indicator used to analyze and compare companies on the basis of operating performance. It should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles nor as an alternative to cash flows as a source of liquidity and is not indicative of operating profit as determined under generally accepted accounting principles. The following table reconciles our net earnings to EBITDA as most commonly defined, and then to EBITDA as we are required to define it per our credit agreement, for the six months ended June 30 (dollars in thousands):

	2003	2002

Net earnings	$14,747	$12,675

Total interest expense, excluding amortization of debt issuance costs	21,902	23,686

Amortization of debt issuance costs	2,180	1,574

Income taxes	9,259	8,200

Depreciation and amortization	28,432	27,293
EBITDA (as commonly defined)	76,520	73,428

Equity sponsor management fee	634	546

Industrial revenue bonds related expenses	470	465

Other	(13)	328
EBITDA (as defined in our credit agreement)	$77,611	$74,767

Under our credit agreement we are required to report quarterly on our compliance with three financial covenants, with the calculations based primarily on EBITDA as defined in the credit agreement and done on a trailing twelve month basis.  As of June 30, 2003 our leverage ratio was 2.93:1.00, versus a requirement of less than or equal to 4.50:1.00, our interest coverage ratio was 3.53:1.00, versus a requirement of greater than or equal to 2.00:1.00, and our fixed charge coverage ratio was 1.91:1.00, versus a requirement of greater than or equal to 1.00:1.00.

COMMODITIES AND PRODUCT PRICING

Certain of our products are sensitive to changes in commodity prices. Value-added egg products, such as extended shelf-life liquid and precooked products, account for approximately 60% of the Egg Products Division’s net sales. The remainder of Egg Products Division sales is derived from the sale of other egg products and shell eggs, which are commodity-sensitive. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Graded shell egg pricing in the 2003 period was higher than in the 2002 period as measured by a widely quoted pricing service, and feed costs rose significantly year-over-year. Gross profit margins for extended shelf-life liquid eggs, egg substitutes, and precooked and hardcooked egg products are less sensitive to commodity price fluctuations than are other egg products or shell eggs. Our Refrigerated Distribution Division derives approximately 80% of its net sales from refrigerated products produced by others, thereby somewhat reducing the effects of commodity price swings.  However, a majority of the 80% represents cheese and butter, and the costs for both fluctuate with national dairy markets.  Time lags between cost changes for these lines and wholesale/retail pricing changes can result in margin expansion or compression which can be significant.  The balance of Refrigerated Distribution sales are mainly from shell eggs, some of which are produced by the Egg Products Division, sold on a distribution, or non-commodity, basis.

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

CAPITAL RESOURCES AND LIQUIDITY

We have a credit agreement with various lenders, including commercial banks, other financial institutions and investment groups, which expires in 2007 and 2008 and provides credit facilities which originally provided $470 million. Within these credit facilities there is a $100 million revolving line of credit. At June 30, 2003, there was approximately $6.5 million utilized under the revolving line of credit for letters of credit, while the outstanding balance of the term A portion of the credit facility approximated $61.0 million and the term B portion approximated $203.9 million.  We reduced our debt under the credit agreement by approximately $38.5 million in the first half of 2003 through a combination of scheduled payments and voluntary prepayments.  There is also $200 million outstanding on our 11 ¾% senior subordinated notes due 2011.

The weighted average interest rate for our borrowings under the credit agreement, adjusted for the effects of hedging activities, was approximately 7.01% at June 30, 2003. Given our business trends and cash flow forecast, we do not anticipate a significant use of the revolving line of credit during 2003.

The credit agreement contains various restrictive covenants. The agreement prohibits us from prepaying other indebtedness, including the subordinated notes, and it requires us to maintain specified financial ratios.  In addition, the credit agreement prohibits us from declaring or paying any dividends and prohibits us from making any payments with respect to the notes if we fail to perform our obligations under, or fail to meet the conditions of, the credit agreement or if payment creates a default under the credit agreement. The indenture governing the subordinated notes, among other things: (i) restricts our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (ii) prohibits certain restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (iii) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indenture related to the notes and the credit agreement also contains various covenants which limit our discretion in the operation of our businesses. We were in compliance with all of the covenants in the indenture and the credit agreement (see above) as of and for the six months ended June 30, 2003. The Company, principal shareholders or their affiliates may, from time to time, enter the market to purchase or sell our subordinated notes, in compliance with applicable securities laws.

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

We invested $16.4 million in capital expenditures during the six months ended June 30, 2003.  We plan to spend approximately $21 million on capital expenditures during the balance of 2003.  Our principal sources of funds are anticipated to be cash flows from operating activities and borrowings under our senior credit facility. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current year and longer-term plans, including the working capital and capital expenditure needs such plans may generate.  In executing these plans, we expect to reduce debt over the coming years.

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

FORWARD-LOOKING STATEMENTS

Certain items in this Form 10-Q may be forward-looking statements, which are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to numerous risks and uncertainties, including variances in the demand for our products due to consumer, industry and broad economic developments, as well as variances in the costs to produce such products, including normal volatility in egg, feed and dairy ingredients costs. Our actual financial results could differ materially from the results estimated by, forecasted by, or implied by us in such forward-looking statements.  Forward-looking statements contained in this Form 10-Q speak only as of the date hereof.  We disclaim any obligation or understanding to publicly release updates to, or revisions of, forward-looking statements to reflect changes in our expectations or events, conditions or circumstances on which any such statement is made.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the six month period ended June 30, 2003.

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

Reference is made to a report filed on Form 8-K dated June 5, 2003 pertaining to an announcement that our Dairy Products Division will be sold to Dean Foods Company.

Reference is made to a report filed on Form 8-K dated July 25, 2003 pertaining to our financial results for the three months and six months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL FOODS, INC.
(Registrant)

Date: July 25, 2003	By:	/s/ Gregg A. Ostrander
Gregg A. Ostrander
(Chairman, President and Chief Executive Officer)

Date: July 25, 2003	By:	/s/ John D. Reedy
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

Date: July 25, 2003

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

Date: July 25, 2003

/s/ John D. Reedy
Executive Vice President and Chief Financial Officer