Form 10-Q
period 2003-09-30
MICHAEL FOODS INC /MN
filed 2003-10-30
CIK 768158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-63722

MICHAEL FOODS, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0498850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Carlson Parkway Suite 400 Minnetonka, MN	55305
(Address of principal executive offices)	(Zip code)

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICHAEL FOODS, INC.

(A wholly-owned subsidiary of M-Foods Holdings, Inc.)

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands)

	September 30, 2003	December 31, 2002
ASSETS
Current assets
Cash and equivalents	$25,316	$20,572
Accounts receivable, less allowances	106,162	101,579
Inventories	89,681	95,807
Prepaid expenses and other	10,921	13,571
Assets held for sale	58,909	—

Total current assets	290,989	231,529
Property, plant and equipment, net	230,725	282,353
Other assets
Goodwill	336,094	341,028
Joint ventures and other assets	33,050	38,112

	369,144	379,140

	$890,858	$893,022

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt	$13,841	$17,671
Accounts payable	66,931	65,990
Accrued liabilities
Compensation	14,076	15,251
Insurance	8,841	7,855
Customer programs	40,983	26,484
Income taxes	10,748	7,403
Interest	14,615	9,336
Hedging derivative liability	6,943	11,001
Other	12,822	11,393
Liabilities related to business to be sold	6,813	—

Total current liabilities	196,613	172,384
Long-term debt, less current maturities	428,284	493,718
Deferred income taxes	55,127	47,119
Commitments and contingencies	—	—
Non-controlling interest	—	475
Shareholder’s equity
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	147,498	147,498
Retained earnings	63,991	39,476
Accumulated other comprehensive loss	(655)	(7,648)

	210,834	179,326

	$890,858	$893,022

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly-owned subsidiary of M-Foods Holdings, Inc.)

Condensed Consolidated Statements of Operations

Three months ended September 30,

(Unaudited, dollars in thousands)

	2003	2002
Net sales	$346,065	$293,954

Cost of sales	286,900	239,777

Gross profit	59,165	54,177

Selling, general and administrative expenses	31,227	29,207

Operating profit	27,938	24,970

Interest expense, net	11,873	12,844

Earnings before income taxes	16,065	12,126

Income tax expense	6,297	4,760

Net earnings	$9,768	$7,366

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly-owned subsidiary of M-Foods Holdings, Inc.)

Condensed Consolidated Statements of Operations

Nine months ended September 30,

(Unaudited, dollars in thousands)

	2003	2002
Net sales	$968,209	$862,136

Cost of sales	800,753	702,639

Gross profit	167,456	159,497

Selling, general and administrative expenses	91,545	88,656

Operating profit	75,911	70,841

Interest expense, net	35,840	37,840

Earnings before income taxes	40,071	33,001

Income tax expense	15,556	12,960

Net earnings	$24,515	$20,041

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly-owned subsidiary of M-Foods Holdings, Inc.)

Condensed Consolidated Statements of Cash Flows

Nine months ended September 30,

(Unaudited, dollars in thousands)

	2003	2002
Net cash provided by operating activities	$98,379	$78,577

Cash flows from investing activities:
Capital expenditures	(22,802)	(19,242)
Business acquisition	—	(17,593)
Investments in joint ventures and other assets	—	2,336

Net cash used in investing activities	(22,802)	(34,499)

Cash flows from financing activities:
Proceeds on notes payable and revolving line of credit	—	5,000
Payments on long-term debt	(70,951)	(20,268)
Capital contribution from parent	—	656

Net cash used in financing activities	(70,951)	(14,612)

Effect of exchange rate changes on cash	118	—

Net increase in cash and equivalents	4,744	29,466

Cash and equivalents at beginning of period	20,572	27,660

Cash and equivalents at end of period	$25,316	$57,126

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly-owned subsidiary of M-Foods Holdings, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE A – 2001 MERGER

On April 10, 2001, Michael Foods, Inc. and its subsidiaries (“Michael Foods”, “Company”, “we”, “us”, “our”) was acquired in a transaction (the “Merger”) led by an investor group comprised of a management group led by Michael Foods’ Chairman, President and Chief Executive Officer, Gregg Ostrander; affiliates of Jeffrey Michael, a member of the board of directors; and affiliates of two private equity investment firms, Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated (collectively, “M-Foods Investors, LLC”). Michael Foods, Inc. is a wholly-owned subsidiary of M-Foods Holdings, Inc., which is a subsidiary of M-Foods Investors, LLC. Under the terms of the Merger Agreement, all outstanding shares of Michael Foods common stock were converted into the right to receive $30.10 per share in cash, or value equal thereto, and all outstanding stock options were converted into the right to receive, in cash, $30.10 per share reduced by the exercise price per share for all shares subject to such stock options. The purchase of the outstanding shares was financed through equity financing of approximately $175,000,000, a senior secured credit facility of up to $470,000,000 at market-based variable interest rates, and $200,000,000 of senior subordinated notes at an 11.75% annual interest rate. As a result of the Merger, the stock of pre-merger Michael Foods (“Predecessor”) is no longer publicly traded and, therefore, earnings per share calculations are no longer included for financial statement presentation.

Immediately after the close of the Merger, we contributed the assets of our Dairy Products Division into two limited liability companies, M-Foods Dairy, LLC and M-Foods Dairy TXCT, LLC (collectively, the “Dairy LLCs”) and in exchange received voting preferred and voting common units from these entities equal to the fair value of the net assets contributed, which collectively was approximately $35,800,000. The preferred units issued to us by the Dairy LLCs have an annual 10% preferred return guarantee and represent 100% of the preferred units issued and outstanding. In addition, we received 5% of the common units issued by the Dairy LLCs, which represents 100% of the voting common units issued and outstanding. These common units have a stated value of $25,000. The remaining 95% of the common units, which are non-voting, are owned by M-Foods Dairy Holdings, LLC, another entity which is owned by the same owners or affiliates of such owners, in the same proportion, as the unit holders of M-Foods Investors, LLC. The common unit interests owned by M-Foods Dairy Holdings, LLC were issued in exchange for $475,000 and are reflected as non-controlling interest in the accompanying consolidated balance sheet. See also Note D.

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

NOTE B – SUBSEQUENT EVENT

On October 10, 2003, THL Food Products Holding Co. and its wholly owned subsidiary, THL Food Products Co., entered into a merger agreement with M-Foods Holdings, Inc., among others, pursuant to which THL Food Products Holding Co. will acquire M-Foods Holdings, Inc. for approximately $1.05 billion, subject to certain adjustments. THL Food Products Co. and THL Food Products Holding Co. are affiliates of Thomas H. Lee Partners, a Boston-based private equity firm. It is expected the merger transaction will be completed prior to year end.

NOTE C – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

We utilize a fiscal year consisting of either 52 or 53 weeks, ending on the Saturday nearest to December 31 each year. The quarters ended September 30, 2003 and 2002 each included 13 weeks of operations. For clarity of presentation, the Company has described both periods presented as if the quarters ended on September 30th.

In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations for the periods indicated. The results of operations and cash flows of the Company for the period ended September 30, 2003 are not necessarily indicative of the results expected for the full year.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. Prior to the adoption of this standard, a liability for an exit cost, as defined by Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 was effective for the Company for exit plans or disposal activities initiated after December 31, 2002. Effective January 1, 2003, we adopted the provisions of SFAS 146, which had no impact on our financial statements.

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

FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), as amended, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created before February 1, 2003, FIN 46 is effective for the first period ending after December 15, 2003. At September 30, 2003, we do not have ownership in any variable interest entities. We will apply the consolidation requirements of FIN 46 in future periods should an interest in a variable interest entity be acquired.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it was effective on July 1, 2003. The adoption of SFAS No. 150 did not have a material effect on our financial position or results of operations.

NOTE D – ASSET PURCHASE

On August 26, 2002, we acquired the egg products assets of Canadian Inovatech Inc. for approximately $18.0 million. The total purchase price was allocated to the acquired assets and liabilities based on their fair values at the acquisition date as determined by a third party appraisal firm. The allocation of the purchase price resulted in goodwill of $4.8 million. We also entered into long-term leases for two plants operated by the seller. This entity’s results of operations have been included in our operating results since the date of the asset purchase. Also, as a result of this asset purchase, we own 67%, rather than 33%, of a Canadian egg products joint venture, Trilogy Egg Products, Inc. Hence, Trilogy became a consolidated entity under our financial reporting as of the date of the asset purchase.

The following unaudited pro forma statement of earnings information has been prepared assuming the asset purchase had occurred on January 1, 2002. The net sales and earnings before income taxes for the nine months ended September 30, 2003 represent actual results for the period (dollars in thousands):

	Nine months ended September 30, 2003	Nine months ended September 30, 2002
Net sales	$968,209	$896,491
Earnings before income taxes	40,071	35,232

This unaudited pro forma information is not necessarily indicative of the combined results of operations that would have occurred had the transaction occurred on the noted date, nor is it indicative of the results which may occur in the future.

NOTE E – OPERATING SEGMENT HELD FOR SALE

On October 15, 2003, we completed the sale of our Dairy Products Division operating segment to Dean Foods Company for approximately $155 million. The Dairy Products Division is substantially made up of the assets of the Dairy LLC’s. The Dairy Products Division processes and sells ice milk and ice cream mixes, creamers, milk and specialty dairy products. In accordance with the transition services agreement, we will be compensated for certain transition services provided to the buyer for a period currently anticipated to be 12 to 18 months after the close of the transaction. These transition services include services such as information technology, sales, customer service and procurement. By providing these transition services, we are deemed to have “significant continuing involvement” in the Dairy Products Division operating segment. Therefore, we determined that the sale did not meet the accounting criteria for “discontinued operations”, but did meet the accounting criteria for classification as “held for sale.” Accordingly, the related assets and liabilities of the Dairy Products Division operating segment were classified as current assets and liabilities held for sale at September 30, 2003, and any related depreciation and amortization of the assets was stopped beginning in June 2003. The operations of the Dairy Products Division operating segment are included in the statement of earnings of the Company through September 30, 2003.

External net sales and earnings from the Dairy Products Division operating segment held for sale as of September 30, 2003 were as follows (dollars in thousands):

	Nine months ended September 30, 2003	Nine months ended September 30, 2002
External net sales	$144,667	$147,727
Earnings before income taxes	11,439	7,257

Assets and liabilities of the Dairy Products Division operating segment classified as held for sale in the Consolidated Balance Sheet as of September 30, 2003 are as follows (dollars in thousands):

September 30, 2003
Assets
Accounts receivable, less allowances	$12,720
Inventories	7,485
Property, plant and equipment, net	36,073
Other assets	2,631

$58,909

Liabilities
Accounts payable	$6,559
Accrued liabilities	4,385
Deferred income taxes	(4,606)
Non-controlling interest	475

$6,813

NOTE F – OTHER FINANCIAL STATEMENT DATA

Inventories

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful life of generally one to two years, assuming no salvage value.

Inventories consisted of the following (dollars in thousands):

	September 30, 2003	December 31, 2002
Raw materials and supplies	$15,024	$18,552
Work in process and finished goods	54,345	54,574
Flocks	20,312	22,681

	$89,681	$95,807

Goodwill

The change in the carrying amount of goodwill for the period ended September 30, 2003 is as follows:

Balance at December 31, 2002	$341,028
Reduction related to resolution of certain tax contingencies recorded at the date of the Merger	(3,171)
Goodwill related to Dairy Division (see Note E)	(1,763)

Balance at September 30, 2003	$336,094

NOTE G – COMMITMENTS AND CONTINGENCIES

Potato Procurement Contract

We have a contract to purchase potatoes expiring in 2004 which will supply approximately 45% and 40% of the Potato Products Division’s raw material needs in 2003 and 2004, respectively, at an approximate cost of $5.3 million each year.

Egg Procurement Contracts

We maintain egg procurement contracts with numerous cooperatives and egg producers throughout the Midwestern and Eastern United States and Canada which supply approximately 50% of our egg requirements. Most of these contracts vary in length from 18 months to 7 years with prices primarily indexed to grain or Urner Barry egg market indices. No single egg supplier provides more than 10% of our egg requirements. Based upon the best estimates available to us for grain and egg prices, we project that our purchases from our top five long-term contracted egg suppliers will approximate $141 million in 2003, $138 million in 2004, $82 million in 2005, $20 million in 2006, and $16 million in 2007. The 2003 amount will account for approximately 60% of our contracted egg purchases this year.

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

We are continuing to pursue litigation related to other parties who we believe are infringing the product and process patents, including Rose Acre Farms, Inc. and Cutler Egg Products, Inc. The patent infringement trial with Sunny Fresh Foods, Inc., a subsidiary of Cargill, Inc., concluded with a jury verdict issued on August 12, 2003. The jury found the licensed patents to be valid and enforceable, but also found that Sunny Fresh Foods, Inc. did not infringe the patents. All post-trial motions were denied. We are pursuing the appeals process.

Other Litigation

We are engaged in routine litigation incidental to our business. We believe the ultimate outcome of such litigation will not have a material effect on our consolidated financial position, liquidity or results of operations.

Other Matter

As of September 30, 2003, we have an approximate $3.7 million investment recorded for Belovo S.A. (Belovo), a Belgium egg products company, which represents our approximate 36% interest accounted for under the equity method. Earlier in 2003, Belovo notified the Belgium government of a potential finished products inventory contamination issue. Belovo is currently working with the Belgium government to resolve the status of inventory held in quarantine. The potential loss, if any, related to this matter has not been determined.

NOTE H – COMPREHENSIVE INCOME (LOSS)

The components of and changes in accumulated other comprehensive loss (AOCL), net of taxes, during the nine months ended September 30, 2003 were as follows (dollars in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Total AOCL
Balance at December 31, 2002	$(7,799)	$151	$(7,648)
Foreign currency translation adjustment	—	2,711	2,711
Net unrealized change on cash flow hedges	4,282	—	4,282

Balance at September 30, 2003	$(3,517)	$2,862	$(655)

Comprehensive income, net of taxes, for the nine months ended September 30, 2003 and 2002 was as follows (dollars in thousands):

Net income for the nine months ended September 30, 2003		$24,515
Net gains arising during the period from cash flow hedges:
Net unrealized derivative gains during period	4,282
Foreign currency translation adjustment	2,711

Other comprehensive income		6,993

Comprehensive income for the nine months ended September 30, 2003		$31,508

Net income for the nine months ended September 30, 2002		$20,041
Net gains (losses) arising during the period from cash flow hedges:
Net unrealized derivative losses during period	(1,211)
Foreign currency translation adjustment	326

Other comprehensive loss		(885)

Comprehensive income for the nine months ended September 30, 2002		$19,156

NOTE I – BUSINESS SEGMENTS

We operate in four reportable segments – Egg Products, Refrigerated Distribution, Dairy Products and Potato Products. See Note E regarding the sale of the Dairy Products Division operating segment. Certain financial information on our operating segments is as follows (unaudited, dollars in thousands):

	Company
	Egg Products	Refrigerated Distribution	Dairy Products	Potato Products	Corporate	Total
THREE MONTHS ENDED SEPTEMBER 30, 2003:
External net sales	$207,796	$67,750	$51,789	$18,730	N/A	$346,065
Intersegment sales	4,810	—	26	922	N/A	5,758
Operating profit (loss)	18,537	3,655	5,358	2,685	(2,297)	27,938
Depreciation and amortization	10,965	710	—	1,171	8	12,854

THREE MONTHS ENDED SEPTEMBER 30, 2002:
External net sales	$165,944	$58,409	$51,425	$18,176	N/A	$293,954
Intersegment sales	3,030	—	—	932	N/A	3,962
Operating profit (loss)	17,718	3,748	2,305	3,120	(1,921)	24,970
Depreciation and amortization	10,681	564	1,182	1,165	8	13,600

NINE MONTHS ENDED SEPTEMBER 30, 2003:
External net sales	$575,570	$193,029	$144,667	$54,943	N/A	$968,209
Intersegment sales	11,643	—	88	2,688	N/A	14,419
Operating profit (loss)	51,119	12,557	11,918	6,268	(5,951)	75,911
Depreciation and amortization	33,403	2,149	2,200	3,511	23	41,286

NINE MONTHS ENDED SEPTEMBER 30, 2002:
External net sales	$483,018	$178,617	$147,727	$52,774	N/A	$862,136
Intersegment sales	8,803	—	—	2,555	N/A	11,358
Operating profit (loss)	52,712	8,306	7,914	7,551	(5,642)	70,841
Depreciation and amortization	32,436	1,547	3,388	3,494	28	40,893

NOTE J – SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our revolving line of credit, A and B term loans and senior subordinated notes have been guaranteed, on a joint and several basis, by us and our domestic subsidiaries. The revolving line of credit and A and B term loans are also guaranteed by our parent, M-Foods Holdings, Inc.

The following condensed consolidating financial information presents our consolidated balance sheet as of September 30, 2003 and December 31, 2002 and the statements of operations for the three and nine month periods ended September 30, 2003 and 2002 and statements of cash flows for the nine month periods ended September 30, 2003 and 2002. These financial statements reflect Michael Foods, Inc. (the Parent), the wholly owned guarantor subsidiaries (on a combined basis), the non-wholly owned guarantor subsidiaries, and elimination entries necessary to reflect such entities on a consolidated basis. Included elsewhere in this Form 10-Q are the unaudited financial statements of the non-wholly owned guarantor subsidiaries. The assets and liabilities of the Dairy Products segment are presented in current assets held for sale and liabilities related to business to be sold (see Note E).

Condensed Consolidating Balance Sheets

September 30, 2003

(Unaudited, dollars in thousands)

	Parent	Wholly Owned Guarantor Subsidiaries	Non-wholly Owned Guarantor Subsidiaries		Eliminations	Consolidated
			M-Foods Dairy, LLC	M-Foods Dairy TXCT, LLC
Assets
Current assets
Cash and equivalents	$27,278	$(1,962)	$—	$—	$—	$25,316
Accounts receivable, less allowances	129	106,767	7,642	5,078	(13,454)	106,162
Inventories	—	89,681	4,024	3,461	(7,485)	89,681
Prepaid expenses and other	374	10,547	388	67	(455)	10,921
Assets held for sale	—	—	—	—	58,909	58,909

Total current assets	27,781	205,033	12,054	8,606	37,515	290,989
Property, plant and equipment, net	21	230,703	21,676	10,316	(31,991)	230,725
Other assets
Goodwill	2,410	333,684	1,763	—	(1,763)	336,094
Joint ventures and other assets	11,937	23,530	104	132	(2,653)	33,050
Preferred return receivable for subsidiaries	—	27,302	—	—	(27,302)	—
Investment in subsidiaries	609,132	—	—	—	(609,132)	—

	623,479	384,516	1,867	132	(640,850)	369,144

	$651,281	$820,252	$35,597	$19,054	$(635,326)	$890,858

Liabilities and shareholder’s equity
Current liabilities
Current maturities of long-term debt	$13,283	$558	$—	$—	$—	$13,841
Accounts payable	196	67,471	3,004	3,555	(7,295)	66,931
Accrued liabilities	41,011	68,017	2,944	1,441	(4,385)	109,028
Liabilities related to business to be sold	—	—	—	—	6,813	6,813

Total current liabilities	54,490	136,046	5,948	4,996	(4,867)	196,613
Long-term debt, less current maturities	386,807	41,477	—	—	—	428,284
Deferred income taxes	(1,325)	56,452	—	—	—	55,127

Total liabilities	439,972	233,975	5,948	4,996	(4,867)	680,024
Non-controlling interest	475	—	—	—	(475)	—
Preferred unit holder return payable	—	—	20,301	7,001	(27,302)	—
Shareholder’s equity	210,834	586,277	9,348	7,057	(602,682)	210,834

	$651,281	$820,252	$35,597	$19,054	$(635,326)	$890,858

Condensed Consolidating Balance Sheets

December 31, 2002

(Unaudited, dollars in thousands)

	Parent	Wholly Owned Guarantor Subsidiaries	Non-wholly Owned Guarantor Subsidiaries		Eliminations	Consolidated
			M-Foods Dairy, LLC	M-Foods Dairy TXCT, LLC
Assets
Current assets
Cash and equivalents	$19,665	$907	$—	$—	$—	$20,572
Accounts receivable, less allowances	314	90,108	7,836	4,399	(1,078)	101,579
Inventories	—	88,376	3,412	4,019	—	95,807
Prepaid expenses and other	202	12,704	600	65	—	13,571

Total current assets	20,181	192,095	11,848	8,483	(1,078)	231,529
Property, plant and equipment, net	44	252,825	18,104	11,380	—	282,353
Other assets
Goodwill	—	339,265	1,763	—	—	341,028
Joint ventures and other assets	15,362	22,082	139	529	—	38,112
Preferred return receivable for subsidiaries	—	17,170	—	—	(17,170)	—
Investment in subsidiaries	639,819	—	—	—	(639,819)	—

	655,181	378,517	1,902	529	(656,989)	379,140

	$675,406	$823,437	$31,854	$20,392	$(658,067)	$893,022

Liabilities and shareholder’s equity
Current liabilities
Current maturities of long-term debt	$14,714	$557	$—	$2,400	$—	$17,671
Accounts payable	426	60,933	2,836	2,873	(1,078)	65,990
Accrued liabilities	35,372	49,953	2,352	1,046	—	88,723

Total current liabilities	50,512	111,443	5,188	6,319	(1,078)	172,384
Long-term debt, less current maturities	448,734	44,984	—	—	—	493,718
Deferred income taxes	(3,641)	50,760	—	—	—	47,119

Total liabilities	495,605	207,187	5,188	6,319	(1,078)	713,221
Non-controlling interest	475	—	—	—	—	475
Preferred unit holder return payable	—	—	12,442	4,728	(17,170)	—
Shareholder’s equity	179,326	616,250	14,224	9,345	(639,819)	179,326

	$675,406	$823,437	$31,854	$20,392	$(658,067)	$893,022

Condensed Consolidating Statements of Operations

Three months ended September 30, 2003

(Unaudited, dollars in thousands)

	Parent	Wholly Owned Guarantor Subsidiaries	Non-wholly Owned Guarantor Subsidiaries		Eliminations	Consolidated
			M-Foods Dairy, LLC	M-Foods Dairy TXCT, LLC
Net sales	$—	$300,008	$27,173	$24,642	$(5,758)	$346,065
Cost of sales	—	248,367	23,068	22,487	(7,022)	286,900

Gross profit	—	51,641	4,105	2,155	1,264	59,165
Selling, general and administrative expenses	2,297	27,726	1,962	1,110	(1,868)	31,227

Operating profit (loss)	(2,297)	23,915	2,143	1,045	3,132	27,938
Interest expense, net	11,099	1,602	(676)	(152)	—	11,873
Other income	1,735	—	—	—	(1,735)	—

Earnings (loss) before equity in earnings of subsidiaries and income taxes	(11,661)	22,313	2,819	1,197	1,397	16,065
Equity in earnings of subsidiaries	16,967	4,016	(2,819)	(1,197)	(16,967)	—

Earnings (loss) before income taxes	5,306	26,329	—	—	(15,570)	16,065
Income tax expense (benefit)	(4,462)	10,759	—	—	—	6,297

Net earnings (loss)	9,768	15,570	—	—	(15,570)	9,768
Other comprehensive income (loss)
Foreign currency translation adjustment	—	16	—	—	—	16
Change in cash flow hedges	1,221	735	—	—	—	1,956

Comprehensive income (loss)	$10,989	$16,321	$—	$—	$(15,570)	$11,740

Condensed Consolidating Statements of Operations

Three months ended September 30, 2002

(Unaudited, dollars in thousands)

	Parent	Wholly owned Guarantor Subsidiaries	Non-wholly owned Guarantor Subsidiaries		Eliminations	Consolidated
			M-Foods Dairy, LLC	M-Foods Dairy TXCT, LLC
Net sales	$—	$246,491	$28,016	$23,409	$(3,962)	$293,954
Cost of sales	—	196,733	26,325	20,681	(3,962)	239,777

Gross profit	—	49,758	1,691	2,728	—	54,177
Selling, general and administrative expenses	1,921	26,175	1,325	992	(1,206)	29,207

Operating profit (loss)	(1,921)	23,583	366	1,736	1,206	24,970
Interest expense, net	11,995	889	(29)	(11)	—	12,844
Other income	1,206	—	—	—	(1,206)	—

Earnings (loss) before equity in earnings of subsidiaries and income taxes	(12,710)	22,694	395	1,747	—	12,126
Equity in earnings of subsidiaries	15,776	2,142	(395)	(1,747)	(15,776)	—

Earnings (loss) before income taxes	3,066	24,836	—	—	(15,776)	12,126
Income tax expense (benefit)	(4,300)	9,060	—	—	—	4,760

Net earnings (loss)	7,366	15,776	—	—	(15,776)	7,366
Other comprehensive income (loss)
Foreign currency translation adjustment	—	(1,000)	—	—	—	(1,000)
Change in cash flow hedges	(2,511)	1,562	—	—	—	(949)

Comprehensive income (loss)	$4,855	$16,338	$—	$—	$(15,776)	$5,417

Condensed Consolidating Statements of Operations

Nine months ended September 30, 2003

(Unaudited, dollars in thousands)

	Parent	Wholly Owned Guarantor Subsidiaries	Non-wholly Owned Guarantor Subsidiaries		Eliminations	Consolidated
			M-Foods Dairy, LLC	M-Foods Dairy TXCT, LLC
Net sales	$—	$837,874	$79,847	$64,907	$(14,419)	$968,209
Cost of sales	—	689,310	67,548	59,979	(16,084)	800,753

Gross profit	—	148,564	12,299	4,928	1,665	167,456
Selling, general and administrative expenses	5,952	81,513	5,074	3,354	(4,348)	91,545

Operating profit (loss)	(5,952)	67,051	7,225	1,574	6,013	75,911
Interest expense, net	33,416	3,223	(634)	(165)	—	35,840
Other income	4,172	—	—	—	(4,172)	—

Earnings (loss) before equity in earnings of subsidiaries and income taxes	(35,196)	63,828	7,859	1,739	1,841	40,071
Equity in earnings of subsidiaries	46,198	9,598	(7,859)	(1,739)	(46,198)	—

Earnings (loss) before income taxes	11,002	73,426	—	—	(44,357)	40,071
Income tax expense (benefit)	(13,513)	29,069	—	—	—	15,556

Net earnings (loss)	24,515	44,357	—	—	(44,357)	24,515
Other comprehensive income (loss)
Foreign currency translation adjustment	—	2,711	—	—	—	2,711
Change in cash flow hedges	2,380	1,902	—	—	—	4,282

Comprehensive income (loss)	$26,895	$48,970	$—	$—	$(44,357)	$31,508

Condensed Consolidating Statements of Operations

Nine months ended September 30, 2002

(Unaudited, dollars in thousands)

	Parent	Wholly Owned Guarantor Subsidiaries	Non-wholly Owned Guarantor Subsidiaries		Eliminations	Consolidated
			M-Foods Dairy, LLC	M-Foods Dairy TXCT, LLC
Net sales	$—	$725,767	$79,841	$67,886	$(11,358)	$862,136
Cost of sales	—	580,747	71,230	62,020	(11,358)	702,639

Gross profit	—	145,020	8,611	5,866	—	159,497
Selling, general and administrative expenses	5,642	79,436	4,182	2,986	(3,590)	88,656

Operating profit (loss)	(5,642)	65,584	4,429	2,880	3,590	70,841
Interest expense, net	35,295	2,493	34	18	—	37,840
Other income	3,590	—	—	—	(3,590)	—

Earnings (loss) before equity in earnings of subsidiaries and income taxes	(37,347)	63,091	4,395	2,862	—	33,001
Equity in earnings of subsidiaries	43,438	7,257	(4,395)	(2,862)	(43,438)	—

Earnings (loss) before income taxes	6,091	70,348	—	—	(43,438)	33,001
Income tax expense (benefit)	(13,950)	26,910	—	—	—	12,960

Net earnings (loss)	20,041	43,438	—	—	(43,438)	20,041
Other comprehensive income (loss)
Foreign currency translation adjustment	—	326	—	—	—	326
Change in cash flow hedges	(5,218)	4,007	—	—	—	(1,211)

Comprehensive income (loss)	$14,823	$47,771	$—	$—	$(43,438)	$19,156

Condensed Consolidating Statements of Cash Flows

Nine months ended September 30, 2003

(Unaudited, dollars in thousands)

	Parent	Wholly Owned Guarantor Subsidiaries	Non-wholly Owned Guarantor Subsidiaries		Consolidated
			M-Foods Dairy, LLC	M-Foods Dairy TXCT, LLC
Net cash provided by operating activities	$36,251	$46,411	$10,293	$5,424	$98,379
Cash flows from investing activities:
Capital expenditures	—	(16,649)	(5,417)	(736)	(22,802)

Net cash used in investing activities	—	(16,649)	(5,417)	(736)	(22,802)

Cash flows from financing activities:
Payments on long-term debt	(67,965)	(586)	—	(2,400)	(70,951)
Distribution to preferred unit holders	—	7,164	(4,876)	(2,288)	—
Investment in subsidiaries	39,327	(39,327)	—	—	—

Net cash used in financing activities	(28,638)	(32,749)	(4,876)	(4,688)	(70,951)

Effect of exchange rate changes on cash	—	118	—	—	118

Net increase (decrease) in cash and equivalents	7,613	(2,869)	—	—	4,744
Cash and equivalents at beginning of period	19,665	907	—	—	20,572

Cash and equivalents at end of period	$27,278	$(1,962)	$—	$—	$25,316

Condensed Consolidating Statements of Cash Flows

Nine Months ended September 30, 2002

(Unaudited, dollars in thousands)

	Parent	Wholly Owned Guarantor Subsidiaries	Non-wholly Owned Guarantor Subsidiaries		Consolidated
			M-Foods Dairy, LLC	M-Foods Dairy TXCT, LLC
Net cash provided by operating activities	$31,229	$37,684	$5,243	$4,421	$78,577

Cash flows from investing activities:
Capital expenditures	—	(13,847)	(3,760)	(1,635)	(19,242)
Business acquisition	—	(17,593)	—	—	(17,593)
Investments in joint ventures and other assets	(156)	2,642	(150)	—	2,336

Net cash used in investing activities	(156)	(28,798)	(3,910)	(1,635)	(34,499)

Cash flows from financing activities:
Proceeds from revolving line of credit	5,000	—	—	—	5,000
Payments on long-term debt	(17,641)	(227)	—	(2,400)	(20,268)
Capital contribution from parent	656	—	—	—	656
Distribution to preferred unit holders	—	1,719	(1,333)	(386)	—
Investment in subsidiaries	7,544	(7,544)	—	—	—

Net cash used in financing activities	(4,441)	(6,052)	(1,333)	(2,786)	(14,612)

Net increase in cash and equivalents	26,632	2,834	—	—	29,466
Cash and equivalents at beginning of period	33,947	(6,287)	—	—	27,660

Cash and equivalents at end of period	$60,579	$(3,453)	$—	$—	$57,126

M-FOODS DAIRY, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

M-FOODS DAIRY, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

Condensed Balance Sheets

(Unaudited, dollars in thousands)

	September 30, 2003	December 31, 2002
ASSETS
Current assets
Accounts receivable, less allowances	$7,642	$7,836
Inventories	4,024	3,412
Prepaid expenses and other	388	600

Total current assets	12,054	11,848
Property, plant and equipment
Land	855	855
Buildings and improvements	5,921	4,648
Machinery and equipment	19,996	15,852

	26,772	21,355
Less accumulated depreciation	5,096	3,251

	21,676	18,104
Other assets
Goodwill	1,763	1,763
Other assets	104	139

	1,867	1,902

	$35,597	$31,854

LIABILITIES AND UNIT HOLDER AND OPERATING UNIT EQUITY
Current liabilities
Accounts payable	$3,004	$2,836
Accrued liabilities
Compensation	849	841
Insurance	57	144
Customer programs	1,362	884
Other	676	483

Total current liabilities	5,948	5,188
Commitments and contingencies	—	—
Preferred unit holder return payable	20,301	12,442
Unit holder equity	9,348	14,224

	$35,597	$31,854

The accompanying notes are an integral part of the unaudited condensed financial statements.

M-FOODS DAIRY, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

Condensed Statements of Operations

Three months ended September 30,

(Unaudited, dollars in thousands)

	2003	2002
Net sales	$27,173	$28,016

Cost of sales	23,068	26,325

Gross profit	4,105	1,691

Selling, general and administrative expenses	1,962	1,325

Operating profit	2,143	366

Other income (expense)	676	29

Net earnings	$2,819	$395

The accompanying notes are an integral part of the unaudited condensed financial statements.

M-FOODS DAIRY, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

Condensed Statements of Operations

Nine months ended September 30,

(Unaudited, dollars in thousands)

	2003	2002
Net sales	$79,847	$79,841

Cost of sales	67,548	71,230

Gross profit	12,299	8,611

Selling, general and administrative expenses	5,074	4,182

Operating profit	7,225	4,429

Other income (expense)	634	(34)

Net earnings	$7,859	$4,395

The accompanying notes are an integral part of the unaudited condensed financial statements.

M-FOODS DAIRY, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

Condensed Statements of Cash Flows

Nine Months ended September 30,

(Unaudited, dollars in thousands)

	2003	2002
Net cash provided by operating activities	$10,293	$5,243

Cash flows from investing activities:
Capital expenditures	(5,417)	(3,760)
Investments in joint ventures and other assets	—	(150)

Net cash used in investing activities	(5,417)	(3,910)

Cash flows from financing activities:
Dividends paid to Michael Foods, Inc.	(4,876)	(1,333)

Net cash used in financing activities	(4,876)	(1,333)

Net increase (decrease) in cash and equivalents	—	—

Cash and equivalents at beginning of period	—	—

Cash and equivalents at end of period	$—	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

M-FOODS DAIRY, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

Notes to Condensed Financial Statements

Unaudited

NOTE A—2001 MERGER

On April 10, 2001, Michael Foods, Inc. and its subsidiaries (“Michael Foods”) was acquired in a transaction (the “Merger”) led by an investor group comprised of a management group led by Michael Foods’ Chairman, President and Chief Executive Officer, Gregg Ostrander; affiliates of Jeffrey Michael, a member of the board of directors; and affiliates of two private equity investment firms, Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated (collectively, “M-Foods Investors, LLC”). Michael Foods, Inc. is a wholly-owned subsidiary of M-Foods Holdings, Inc., which is a subsidiary of M-Foods Investors, LLC. Under the terms of the Merger Agreement, all outstanding shares of Michael Foods common stock were converted into the right to receive $30.10 per share in cash, or value equal thereto, and all outstanding stock options were converted into the right to receive, in cash, $30.10 per share reduced by the exercise price per share for all shares subject to such stock options. The purchase of the outstanding shares was financed through equity financing of approximately $175,000,000, a senior secured credit facility of up to $470,000,000 at market-based variable interest rates, and $200,000,000 of senior subordinated notes at an 11.75% annual interest rate. As a result of the Merger, the stock of pre-merger Michael Foods (“Predecessor”) is no longer publicly traded and, therefore, earnings per share calculations are no longer included for financial statement presentation.

Immediately after the close of the Merger, Michael Foods contributed the assets of its Dairy Products Division into two limited liability companies, M-Foods Dairy, LLC (the “Operating Unit”) and M-Foods Dairy TXCT, LLC (collectively, the “Dairy LLCs”) and in exchange received voting preferred and voting common units from these entities equal to the fair value of the net assets contributed, which collectively was approximately $35,800,000. The preferred units issued to Michael Foods by the Dairy LLCs have an annual 10% preferred return guarantee and represent 100% of the preferred units issued and outstanding. In addition, Michael Foods received 5% of the common units issued by the Dairy LLCs, representing 100% of the voting common units issued and outstanding. These common units have a stated value of $25,000. The remaining 95% of the common units, which are non-voting, are owned by M-Foods Dairy Holdings, LLC, another entity which is owned by the same owners or affiliates of such owners, in the same proportion, as the unit holders of M-Foods Investors, LLC. The common unit interests owned by M-Foods Dairy Holdings, LLC were issued in exchange for $475,000 and are reflected as non-controlling interest in the accompanying consolidated balance sheet. See also Note D.

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

NOTE B — BASIS OF PRESENTATION

The accompanying unaudited financial statements and footnote information of the Operating Unit as of and for the three and nine month periods ended September 30, 2003 and 2002 have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the SEC using the adjusted cost basis of assets and liabilities of the Operating Unit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations and cash flows for the periods indicated. For the period ended September 30, 2003, the Operating Unit’s financial statements include an allocation for general and administrative costs of approximately $1,779,000 incurred by Michael Foods. Management believes its allocations to these Operating Unit financial statements are reasonable. Additionally, Operating Unit equity includes the cumulative net advances between the Operating Unit and Michael Foods, which are considered additional capital invested from or, constructive dividends to, Michael Foods. Accordingly, the accompanying financial statements may not necessarily be indicative of the results that could have been obtained if the Operating Unit had been operated as a stand-alone entity. The historical results of the Operating Unit for the periods indicated are not necessarily indicative of the results expected for the full year.

These unaudited interim financial statements should be read in conjunction with our financial statements and notes thereto, contained in Michael Foods’ Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

NOTE C — ORGANIZATION AND BUSINESS

Organization

The Operating Unit is a majority owned subsidiary of Michael Foods, Inc., a wholly owned subsidiary of M-Foods Holdings, Inc.

Business

The Operating Unit processes and distributes soft serve ice cream mix, frozen yogurt mix, milk, creamers and other specialty dairy products, many of which are ultra-high temperature pasteurized, from its facility in Minnesota.

NOTE D – SALE OF THE OPERATING UNIT

In May 2003, Michael Foods signed a letter of intent for the sale of our Dairy Products Division operating segment, which includes the Operating Unit to Dean Foods Company. The Dairy Products Division is substantially made up of the assets of the Operating Unit and M-Foods Dairy TXCT, LLC. The transaction closed on October 15, 2003.

NOTE E — INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

      Inventories consisted of the following (dollars in thousands):

	September 30, 2003	December 31, 2002
Raw materials and supplies	$1,467	$1,682
Work in process and finished goods	2,557	1,730

	$4,024	$3,412

NOTE F — INCOME TAXES

The Operating Unit is a limited liability company and, accordingly, no provision or liability for U.S. income taxes is reflected in the Operating Unit’s financial statements. The U.S. taxable income of the Operating Unit and related deductions are allocated to and reported in the individual income tax returns of the owners of the Operating Unit.

NOTE G — COMMITMENTS AND CONTINGENCIES

Litigation

The Operating Unit is engaged in routine litigation incidental to its business. Management believes the ultimate outcome of this litigation will not have a material effect on the Operating Unit’s financial position, liquidity or results of operations.

M-FOODS DAIRY TXCT, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

M-FOODS DAIRY TXCT, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

Condensed Balance Sheets

(Unaudited, dollars in thousands)

	September 30, 2003	December 31, 2002
ASSETS
Current assets
Accounts receivable	$5,078	$4,399
Inventories	3,461	4,019
Prepaid expenses and other	67	65

Total current assets	8,606	8,483
Property, plant and equipment
Leasehold improvements	3,176	3,176
Machinery and equipment	12,528	11,792

	15,704	14,968
Less accumulated depreciation	5,388	3,588

	10,316	11,380
Other assets
Non-compete agreement, net	132	529

	$19,054	$20,392

LIABILITIES AND UNIT HOLDER AND OPERATING UNIT EQUITY
Current liabilities
Current maturities of non-compete commitment	$—	$2,400
Accounts payable	3,555	2,873
Accrued liabilities
Compensation	368	250
Insurance	42	1
Customer programs	464	240
Other	567	555

Total current liabilities	4,996	6,319

Commitments and contingencies	—	—
Preferred unit holder return payable	7,001	4,728
Unit holder and operating unit equity	7,057	9,345

	$19,054	$20,392

The accompanying notes are an integral part of the unaudited condensed financial statements.

M-FOODS DAIRY TXCT, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

Condensed Statements of Operations

Three months ended September 30,

(Unaudited, dollars in thousands)

	2003	2002
Net sales	$24,642	$23,409

Cost of sales	22,487	20,681

Gross profit	2,155	2,728

Selling, general and administrative expenses	1,110	992

Operating profit	1,045	1,736

Other income (expense)	152	11

Net earnings	$1,197	$1,747

The accompanying notes are an integral part of the unaudited condensed financial statements.

M-FOODS DAIRY TXCT, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

Condensed Statements of Operations

Nine months ended September 30,

(Unaudited, dollars in thousands)

	2003	2002
Net sales	$64,907	$67,886

Cost of sales	59,979	62,020

Gross profit	4,928	5,866

Selling, general and administrative expenses	3,354	2,986

Operating profit	1,574	2,880

Other expense (income)	(165)	18

Net earnings	$1,739	$2,862

The accompanying notes are an integral part of the unaudited condensed financial statements.

M-FOODS DAIRY TXCT, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

Condensed Statements of Cash Flows

Nine months ended September 30,

(Unaudited, dollars in thousands)

	2003	2002
Net cash provided by operating activities	$5,424	$4,421

Cash flows from investing activities:
Capital expenditures	(736)	(1,635)

Net cash used in investing activities	(736)	(1,635)

Cash flows from financing activities:
Payments on long-term debt	(2,400)	(2,400)
Dividends paid to Michael Foods, Inc.	(2,288)	(386)

Net cash used in financing activities	(4,688)	(2,786)

Net increase (decrease) in cash and equivalents	—	—

Cash and equivalents at beginning of period	—	—

Cash and equivalents at end of period	$—	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

M-FOODS DAIRY TXCT, LLC

(A Majority Owned Subsidiary of Michael Foods, Inc.)

Notes to Condensed Financial Statements

Unaudited

NOTE A—2001 MERGER

On April 10, 2001, Michael Foods, Inc. and its subsidiaries (“Michael Foods”) was acquired in a transaction (the “Merger”) led by an investor group comprised of a management group led by Michael Foods’ Chairman, President and Chief Executive Officer, Gregg Ostrander; affiliates of Jeffrey Michael, a member of the board of directors; and affiliates of two private equity investment firms, Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated (collectively, “M-Foods Investors, LLC”). Michael Foods, Inc. is a wholly-owned subsidiary of M-Foods Holdings, Inc., which is a subsidiary of M-Foods Investors, LLC. Under the terms of the Merger Agreement, all outstanding shares of Michael Foods common stock were converted into the right to receive $30.10 per share in cash, or value equal thereto, and all outstanding stock options were converted into the right to receive, in cash, $30.10 per share reduced by the exercise price per share for all shares subject to such stock options. The purchase of the outstanding shares was financed through equity financing of approximately $175,000,000, a senior secured credit facility of up to $470,000,000 at market-based variable interest rates, and $200,000,000 of senior subordinated notes at an 11.75% annual interest rate. As a result of the Merger, the stock of pre-merger Michael Foods (“Predecessor”) is no longer publicly traded and, therefore, earnings per share calculations are no longer included for financial statement presentation.

Immediately after the close of the Merger, Michael Foods contributed the assets of its Dairy Products Division into two limited liability companies, M-Foods Dairy, LLC and M-Foods Dairy TXCT, LLC the “Operating Unit”)(collectively, the “Dairy LLCs”) and in exchange received voting preferred and voting common units from these entities equal to the fair value of the net assets contributed, which collectively was approximately $35,800,000. The preferred units issued to Michael Foods by the Dairy LLCs have an annual 10% preferred return guarantee and represent 100% of the preferred units issued and outstanding. In addition, Michael Foods received 5% of the common units issued by the Dairy LLCs, representing 100% of the voting common units issued and outstanding. These common units have a stated value of $25,000. The remaining 95% of the common units, which are non-voting, are owned by M-Foods Dairy Holdings, LLC, another entity which is owned by the same owners or affiliates of such owners, in the same proportion, as the unit holders of M-Foods Investors, LLC. The common unit interests owned by M-Foods Dairy Holdings, LLC were issued in exchange for $475,000 and are reflected as non-controlling interest in the accompanying consolidated balance sheet. See also Note D.

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

NOTE B — BASIS OF PRESENTATION

The accompanying unaudited financial statements and footnote information of the Operating Unit as of and for the three and nine month periods ended September 30, 2003 and 2002 have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the SEC using the adjusted cost basis of assets and liabilities of the Operating Unit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations and cash flows for the periods indicated. For the period ended September 30, 2003, the Operating Unit’s financial statements include an allocation for general and administrative costs of approximately $1,874,000 incurred by Michael Foods. Management believes its allocations to these Operating Unit financial statements are reasonable. Additionally, Operating Unit equity includes the cumulative net advances between the Operating Unit and Michael Foods, which are considered additional capital invested from or, constructive dividends to, Michael Foods. Accordingly, the accompanying financial statements may not necessarily be indicative of the results that could have been obtained if the Operating Unit had been operated as a stand-alone entity. The historical results of the Operating Unit for the periods indicated are not necessarily indicative of the results expected for the full year.

These unaudited interim financial statements should be read in conjunction with our financial statements and notes thereto, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

NOTE C — ORGANIZATION AND BUSINESS

Organization

The Operating Unit is a majority owned subsidiary of Michael Foods, Inc., a wholly owned subsidiary of M-Foods Holdings, Inc.

Business

The Company processes and distributes soft serve ice cream mix, frozen yogurt mix, milk, creamers and other specialty dairy products, many of which are ultra-high temperature pasteurized, from its facilities in Texas and Connecticut.

NOTE D – SALE OF THE OPERATING UNIT

In May 2003, Michael Foods signed a letter of intent for the sale of our Dairy Products Division operating segment, which includes the Operating Unit, to Dean Foods Company. The dairy products division is substantially made up of the assets of M-Foods Dairy, LLC and M-Foods Dairy TXCT, LLC. The transaction closed on October 15, 2003.

NOTE E – INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

      Inventories consisted of the following (dollars in thousands):

	September 30, 2003	December 31, 2002
Raw materials and supplies	$2,239	$3,014
Work in process and finished goods	1,222	1,005

	$3,461	$4,019

NOTE F — NON-COMPETE AGREEMENT AND COMMITMENT

During 1999, as part of the consideration for its Connecticut dairy asset purchase, the Operating Unit entered into a $12 million non-compete agreement. Under the agreement, the Operating Unit agreed to make five annual $2.4 million payments beginning in 1999. As of September 30, 2003, the commitment has been fulfilled.

Our acquired intangible non-compete asset that has been determined to have a definite life and continues to be amortized as of September 30, 2003 is as follows (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization
Non-compete	$1,398	$(1,266)

NOTE G — INCOME TAXES

The Operating Unit is a limited liability company and, accordingly, no provision or liability for U.S. income taxes is reflected in the Operating Unit’s financial statements. The U.S. taxable income of the Operating Unit and related deductions are allocated to and reported in the individual income tax returns of the owners of the Operating Unit.

NOTE H — COMMITMENTS AND CONTINGENCIES

Litigation

The Operating Unit is engaged in routine litigation incidental to its business. Management believes the ultimate outcome of this litigation will not have a material effect on the Operating Unit’s financial position, liquidity or results of operations.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Michael Foods, Inc. and its subsidiaries (the “Company”, “we”, “us”, “our”) is a diversified producer and distributor of food products in four areas - egg products, refrigerated distribution, dairy products and potato products. We believe, through our Egg Products Division, we are the largest producer of processed egg products in North America. The Refrigerated Distribution Division distributes a broad line of refrigerated grocery products to retail grocery outlets, including cheese, shell eggs, bagels, butter, margarine, muffins, potato products, juice and ethnic foods. The Dairy Products Division processes and distributes soft-serve mix, ice cream mix, and extended shelf-life ultrapasteurized milk, creamers and other specialty dairy products to domestic quick service businesses and other foodservice outlets, ice cream manufacturers and others. We sold the Dairy Products Division on October 15, 2003 (see Note D to the financial statements). The Potato Products Division processes and distributes refrigerated potato products sold to the foodservice and retail grocery markets in the United States. Please see Note I to our consolidated financial statements for additional information about our business segments.

Our strategy is to grow value-added food product sales, primarily in the foodservice market, by focusing on developing, marketing and distributing innovative, refrigerated products. The key to this strategy is “value-added”, whether that is in the product, the distribution channel or in the service provided to customers.

THREE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

RESULTS OF OPERATIONS

Readers are directed to Note I - Business Segments for data on the unaudited financial results of our four business segments for the three months ended September 30, 2003 and September 30, 2002.

Net sales for the 2003 period were $346.1 million, an increase of 18%, compared to net sales of $294.0 million in the 2002 period. Net sales increased in the 2003 period due largely to significant sales growth at our largest division, Egg Products, which saw strong unit sales growth and the positive impact of the Canadian operations, which had the result of increasing sales by approximately $10.4 million in the 2003 period compared to 2002.

Egg Products Division external net sales for the 2003 period increased by $41.9 million, or 25%, to $207.8 million from $165.9 million in the 2002 period. Net sales reflect an increase in unit sales from core operations related to improved sales efforts which increased market penetration, and the impact of an egg products acquisition (see Note D to the financial statements). Unit sales increased 10%, with most product categories showing growth, except for frozen items and shell eggs. Frozen product sales declined due to our decision to not pursue certain unprofitable sales. Unit sales rose 14% for higher value-added items. Inflation was also a factor in our higher Egg Products net sales, with the average sales price per unit increasing 15% year-over-year. Graded shell egg prices increased approximately 35% compared to third quarter 2002 levels, as reported by Urner Barry Publications - a widely quoted industry pricing service. Related egg market increases raised the cost of purchased eggs, which was not fully reflected in our selling prices, and resulted in lower margins for most of our egg products. However, margins increased significantly for shell eggs.

Approximately two-thirds of the Egg Products Division’s annual egg needs are purchased under contracts or in the spot market. A substantial majority of these eggs are priced according to the cost of grain inputs or to egg market prices as reported by Urner Barry. Approximately one-third of annual egg needs are sourced from internal flocks, where feed costs typically represent roughly two-thirds of the cost of producing such eggs. Feed costs were higher in the 2003 period compared to the 2002 period, with both corn and soybean meal costs 10-15% higher than those experienced in the 2002 period. Because of higher open market egg costs and higher feed costs, overall egg costs increased significantly in the 2003 period as compared to the 2002 period. This kept egg products’ profitability about unchanged from 2002 period levels, but shell egg profitability, driven by market factors, was strong enough to increase overall divisional profitability. Overall, the Division’s operating earnings increased by approximately $0.8 million in the 2003 period.

Refrigerated Distribution Division external net sales for the 2003 period increased by $9.4 million, or 16%, to $67.8 million from $58.4 million in the 2002 period. Net sales reflected higher unit sales and significantly higher prices related to market conditions for the key product categories of cheese, butter and eggs. Divisional operating earnings decreased by approximately $0.1 million, due to a rapid rise in costs which reduced margins for cheese.

Potato Products Division external net sales for the 2003 period increased $0.5 million, or 3%, to $18.7 million from $18.2 million in the 2002 period. Net sales reflected increases in unit volume and stable selling prices. Sales were particularly strong for mashed items – both at retail and at foodservice. Mashed unit sales, in total, rose 30% year-over-year. New account activity, same-account sales growth, expanded distribution and higher marketing spending levels all contributed to the sales increase. Operating earnings for the 2003 period decreased approximately $0.4 million due to lower processing yields which resulted from a lower quality 2002 potato harvest and increased sales and marketing spending related to raising customer awareness of our mashed potato products.

Dairy Products Division external net sales for the 2003 period increased $0.4 million, or 1%, to $51.8 million from $51.4 million in the 2002 period. Net sales reflected lower unit sales, mainly reflecting lower cartoned product sales, related to a customer diversifying its supplier base, that were not fully offset by unit sales gain from creamers. However, higher pricing, due to market conditions, offset the lower unit sales. Ingredient and production costs compared favorably to those experienced in 2002. Operating earnings increased by approximately $3.1 million in the 2003 period, with the 2003 period excluding approximately $1.4 million of depreciation due to the division’s “held for sale” status.

Gross profit in the 2003 period increased $5.0 million, or 9%, to $59.2 million from $54.2 million in the 2002 period. Our gross profit margin was 17.1% of net sales in the 2003 period compared to 18.4% in the 2002 period. The decrease in our gross profit margin for the 2003 period compared to the 2002 period reflected the factors discussed above, particularly increased raw material costs in the Egg Products, Refrigerated Distribution and Potato Products divisions. It is our strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products’ contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins in most periods.

Selling, general and administrative expenses in the 2003 period increased $2.0 million, or 7%, to $31.2 million from $29.2 million in the 2002 period. Such expenses were 9.0% of net sales in the 2003 period compared to 9.9% of net sales in the 2002 period. The decrease in expenses as a percentage of sales is reflective of the strong sales growth we achieved and our cost control efforts across all divisions.

Operating profit in the 2003 period increased $2.9 million, or 11.6%, to $27.9 from $25.0 million in the 2002 period. Our operating profit margin was 8.1% of net sales in the 2003 period compared to 8.5% in the 2002 period. The decline in gross profit margin more than offset the improvement seen in the selling, general and administrative expense ratio in the 2003 period, resulting in the lower operating profit margin.

Interest expense declined $1.0 million in the 2003 period, reflecting lower debt levels and lower short-term interest rates. Our tax rate was 39.2% in the 2003 period compared to 39.3% in the 2002 period.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

RESULTS OF OPERATIONS

Readers are directed to Note I - Business Segments for data on the unaudited financial results of our four business segments for the nine months ended September 30, 2003 and September 30, 2002.

Net sales for the 2003 period were $968.2 million, an increase of 12%, compared to net sales of $862.1 million in the 2002 period. Net sales increased because of the factors discussed below, but were higher in the 2003 period due largely to significant sales growth at our largest division, Egg Products, which saw strong unit sales growth and the positive impact of a 2002 acquisition. Our newly acquired Canadian operations had the result of increasing sales by approximately $36.7 million in the 2003 period compared to 2002.

Egg Products Division external net sales for the 2003 period increased by $92.6 million, or 19%, to $575.6 million from $483.0 million in the 2002 period. Sales reflected increased unit sales from core operations related to improved sales efforts which increased market penetration and the sales impact of a Canadian egg products company acquisition (see Note D to the financial statements). Unit sales rose in all categories, except for frozen items and shell eggs, and rose 11% for higher value-added items. Graded shell egg prices increased approximately 22% compared to 2002 period levels, as reported by Urner Barry. Such egg market increases raised the cost of purchased eggs which was not fully reflected in our selling prices and resulted in lower margins for most of our egg products.

Approximately two-thirds of the Egg Products Division’s annual egg needs are purchased under contracts or in the spot market. A substantial majority of these eggs are priced according to the cost of grain inputs or to egg market prices as reported by Urner Barry. Approximately one-third of our annual egg needs are sourced from internal flocks where feed costs typically represent roughly two-thirds of the cost of producing such eggs. Feed costs were moderately higher in the 2003 period compared to the 2002 period. Costs for our largest feed component, corn, rose by approximately 22% in the 2003 period as compared to the 2002 period. Because of higher open market egg prices and higher feed costs, overall egg costs increased significantly in the 2003 period as compared to the 2002 period. As a result, the Division’s operating earnings decreased by approximately $1.6 million in the 2003 period. Operating earnings for the 2003 period also included a gain of approximately $2.7 million from the partial settlements of two litigation matters.

Refrigerated Distribution Division external net sales for the 2003 period increased by $14.4 million, or 8%, to $193.0 million from $178.6 million in the 2002 period. Net sales reflected higher unit sales for the key product categories of cheese, butter and eggs. Pricing was mixed, rising slightly in total, but declining slightly for the key cheese category reflective of market conditions. Divisional operating earnings increased by approximately $4.3 million, caused primarily by an improvement in cheese margins, due to favorable market conditions (i.e., historically low cheese costs) through the first half of 2003. Cheese costs in the 2002 period were higher than in the 2003 period and were in-line with historical levels. Also, we increased our allowance for doubtful accounts in the 2003 period by approximately $1.7 million in recognition of the bankruptcy filing by a major customer.

Potato Products Division external net sales for the 2003 period increased $2.1 million, or 4%, to $54.9 million from $52.8 million in the 2002 period. Net sales reflected modest increases in both volume and selling prices. Sales were particularly strong for mashed items – both at retail and at foodservice. Mashed unit sales rose nearly 25% year-over-year. New account activity, same-account sales growth, expanded distribution and higher marketing spending levels all contributed to the sales increase. Operating earnings for the 2003 period decreased approximately $1.3 million due to lower processing yields, which resulted from a lower quality 2002 potato harvest, and increased sales and marketing spending related to raising customer awareness of our mashed potato products.

Dairy Products Division external net sales for the 2003 period decreased $3.0 million, or 2%, to $144.7 million from $147.7 million in the 2002 period. Net sales reflected lower unit sales due to lower cartoned product sales, related to a customer diversifying its supplier base, that were not fully offset by unit sales gains from creamers. Pricing rose slightly from 2002 period levels. Ingredient costs improved related to national dairy market conditions. Also, production costs were more favorable than those experienced in 2002, particularly for the Texas facility. These factors, along with the 2003 period excluding approximately $1.8 million of depreciation due to the division’s “held for sale” status, caused operating earnings to increase by approximately $4.0 million from 2002 period levels.

Gross profit in the 2003 period increased $5.0 million, or 3%, to $167.5 million from $159.5 million in the 2002 period. Our gross profit margin was 17.3% of net sales in the 2003 period compared to 18.5% in the 2002 period. The decrease in our gross profit margin for the 2003 period compared to the 2002 period reflected the factors discussed above, particularly increased raw material costs in the Egg Products, Refrigerated Distribution and Potato Products divisions. It is our strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products’ contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins in most periods.

Selling, general and administrative expenses in the 2003 period increased $2.8 million, or 3%, to $91.5 million from $88.7 million in the 2002 period and reflected the partial litigation settlements gain noted above. Such expenses were 9.4% of net sales in the 2003 period compared to 10.3% of net sales in the 2002 period, and were reflective of the strong sales growth we achieved, our cost control efforts across all divisions and the approximate $2.7 million litigation gain. Core operating expenses, excluding the litigation settlements, rose approximately 6% in the 2003 period.

Operating profit in the 2003 period increased $5.1 million, or 7%, to $75.9 million from $70.8 million in the 2002 period, inclusive of the litigation gain. Our operating profit margin was 7.8% of net sales in the 2003 period compared to 8.2% in the 2002 period. The decline in gross profit margin more than offset the improvement seen in the selling, general and administrative expense ratio in the 2003 period, resulting in the lower operating profit margin.

Interest expense declined by approximately $2.0 million in the 2003 period, reflecting lower debt levels and lower short-term interest rates. Our tax rate was 38.8% in the 2003 period compared to 39.3% in the 2002 period.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”, as defined in our credit agreement) for the nine months ended September 30, 2003 were $119.4 million, an increase of 5%, compared to $113.9 million for the nine months ended September 30, 2002. EBITDA increased because of the factors discussed in the above divisional results of operations. We believe that EBITDA is a relevant indication of the strength of our operating performance as measured in terms of operating cash earnings capabilities.

We believe it is the key measurement used by our debtholders to assess our operating performance. Because of this, we use EBITDA as the primary internal measurement of our operating performance and it is the main focus of our employee incentive compensation programs.

We believe EBITDA is a widely accepted financial indicator used to analyze and compare companies on the basis of operating performance. It should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles nor as an alternative to cash flows as a measure of liquidity and is not indicative of operating profit as determined under generally accepted accounting principles. The following table reconciles our net earnings to EBITDA as most commonly defined, and then to EBITDA as we are required to define it in accordance with our credit agreement, for the nine months ended September 30 (dollars in thousands):

	2003	2002
Net earnings	$24,515	$20,041

Total interest expense, excluding amortization of debt issuance costs	32,450	35,398

Amortization of debt issuance costs	3,559	2,900

Income taxes	15,556	12,960

Depreciation and amortization	41,286	40,893

EBITDA (as commonly defined)	117,366	112,192

Equity sponsor management fee	951	819

Industrial revenue bonds related expenses	719	721

Other	324	140

EBITDA (as defined in our credit agreement)	$119,360	$113,872

Under our credit agreement, we are required to report quarterly on our compliance with three financial covenants, with the calculations based primarily on EBITDA as defined in the credit agreement and done on a trailing twelve month basis. As of September 30, 2003, our leverage ratio was 2.68:1.00, versus a requirement of less than or equal to 4.50:1.00, our interest coverage ratio was 3.68:1.00, versus a requirement of greater than or equal to 2.00:1.00, and our fixed charge coverage ratio was 1.97:1.00, versus a requirement of greater than or equal to 1.00:1.00.

COMMODITIES AND PRODUCT PRICING

Certain of our products are sensitive to changes in commodity prices. Value-added egg products, such as extended shelf-life liquid and precooked products, account for approximately 60% of the Egg Products Division’s net sales. The remainder of Egg Products Division sales is derived from the sale of other egg products and shell eggs which are commodity-sensitive. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Graded shell egg pricing in the 2003 period was significantly higher than in the 2002 period as measured by a widely quoted pricing service, and feed costs also rose significantly year-over-year. Gross profit margins for extended shelf-life liquid eggs, egg substitutes, and precooked and hardcooked egg products are less sensitive to commodity price fluctuations than are other egg products or shell eggs. Our Refrigerated Distribution Division derives approximately 80% of its net sales from refrigerated products produced by others, thereby somewhat reducing the effects of commodity price swings. However, a majority of the approximately 80% represents cheese and butter, and the costs for both fluctuate with national dairy markets. Time lags between cost changes for these lines and wholesale/retail pricing changes can result in margin expansion or compression which can be significant. The balance of Refrigerated Distribution sales are mainly from shell eggs, some of which are produced by the Egg Products Division, sold on a distribution, or non-commodity, basis.

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

CAPITAL RESOURCES AND LIQUIDITY

We have a credit agreement with various lenders, including commercial banks, other financial institutions and investment groups, which expires in 2007 and 2008 and provides credit facilities which originally provided $470 million. Within these credit facilities, there is a $100 million revolving line of credit. At September 30, 2003, there was approximately $6.5 million utilized under the revolving line of credit for letters of credit, while the outstanding balance of the term A portion of the credit facility approximated $51.8 million and the term B portion approximated $180.6 million. We reduced our debt under the credit agreement by approximately $68 million in the first nine months of 2003 through a combination of scheduled payments and voluntary prepayments. There is also $200 million outstanding on our 11 ¾% senior subordinated notes due 2011.

The weighted average interest rate for our borrowings under the credit agreement, adjusted for the effects of hedging activities, was approximately 7.4% at September 30, 2003. Given our business trends and cash flow forecast, we do not anticipate a significant use of the revolving line of credit during the balance of 2003.

The credit agreement contains various restrictive covenants. The agreement prohibits us from prepaying other indebtedness, including the subordinated notes, and it requires us to maintain specified financial ratios. In addition, the credit agreement prohibits us from declaring or paying any dividends and prohibits us from making any payments with respect to the notes if we fail to perform our obligations under, or fail to meet the conditions of, the credit agreement or if payment creates a default under the credit agreement. The indenture governing the subordinated notes, among other things: (i) restricts our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (ii) prohibits certain restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (iii) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indenture related to the notes and the credit agreement also contains various covenants which limit our discretion in the operation of our businesses. We were in compliance with all of the covenants in the indenture and the credit agreement as of and for the nine months ended September 30, 2003. The Company, principal shareholders or their affiliates may, from time to time, enter the market to purchase or sell our subordinated notes, in compliance with applicable securities laws.

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

We invested $22.8 million in capital expenditures during the nine months ended September 30, 2003. We plan to spend approximately $12 million on capital expenditures during the balance of 2003. Our principal sources of funds are anticipated to be cash flows from operating activities and borrowings under our senior credit facility. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current year and longer-term plans, including the working capital and capital expenditure needs such plans may generate.

On October 15, 2003, we completed the sale of our Dairy Products Division operating segment to Dean Foods Company for approximately $155 million. The net proceeds from the sale of the Dairy Products Division were used to repay debt under our credit agreement. For further information regarding the sale of the Dairy Products Division and its historical contribution to us, see Note E to the financial statements.

On October 10, 2003, THL Food Products Holding Co. and its wholly owned subsidiary, THL Food Products Co., entered into a merger agreement with M-Foods Holdings, Inc., among others, pursuant to which THL Food Products Holding Co. will acquire our parent, M-Foods Holdings, Inc., for approximately $1.05 billion, subject to certain adjustments. THL Food Products Co. and THL Food Products Holding Co. are affiliates of Thomas H. Lee Partners, a Boston-based private equity firm. It is expected the merger transaction will be completed prior to year end. It is anticipated that some or all of our existing debt obligations, including our credit agreement, will be refinanced if the acquisition occurs. We can not assure you what impact any such refinancing may have on our liquidity and capital resources.

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

There were no material changes in our market risk during the nine month period ended September 30, 2003.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On August 12, 2003 a jury in the patent infringement case, captioned Sunny Fresh Foods, Inc. v. Michael Foods, Inc. and North Carolina State University, upheld the validity of certain patents we license from North Carolina State University, but also found that Sunny Fresh Foods, Inc. did not infringe the patents. We are pursuing the appeals process. See Note G to our financial statements.

ITEM 5.	OTHER INFORMATION

We issued a news release on October 29, 2003, pertaining to our financial results for the three and nine month periods ended September 30, 2003. In this news release we also provided guidance on our expected 2003 net sales and EBITDA exclusive of the recently sold Dairy Products Division. Please see exhibit 99.1.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits and Exhibit Index.

The following exhibits are filed as part of this report:

EXHIBIT NO.	DESCRIPTION

2.1	Agreement and Plan of Merger, dated December 21, 2000, by and among Michael Foods Acquisition Corp., Michael Foods, Inc. and M-Foods Holdings, Inc.(1)

2.2	Amendment Number One to Agreement and Plan of Merger, dated March 6, 2001, by and among Michael Foods Acquisition Corp., Michael Foods, Inc. and M-Foods Holdings, Inc.(1)

2.3	Agreement and Plan of Merger, dated as of October 10, 2003, by an among M-Foods Holdings, Inc., THL Food Products Holding Co., THL Food Products Co., M-Foods Investors, LLC, as representative for the stockholders of the Company, and the stockholders of M-Foods Holdings, Inc.(2)

2.4	Securities Purchase Agreement with Suiza Dairy Group, Inc. dated October 1, 2003.(3)

3.1	Amended and Restated Articles of Incorporation of Michael Foods, Inc.(1)

3.2	Bylaws of Michael Foods, Inc.(1)

4.1	Purchase Agreement, dated March 16, 2001, between Michael Foods Acquisition Corp., Michael Foods, Inc., and Banc of America Securities, LLC and Bear, Stearns & Co.(1)

4.2	Indenture, dated March 27, 2001, between Michael Foods Acquisition Corp. and BNY Midwest Trust Company, as trustee(1)

4.3	Supplemental Indenture, dated as of April 10, 2001, by and among Michael Foods, Inc., M-Foods Holdings, Inc., Michael Foods of Delaware, Inc., Northern Star Co., Minnesota Products, Inc., Farm Fresh Foods, Inc., Crystal Farms Refrigerated Distribution Company, WFC, Inc., Wisco Farm Cooperative, M. G. Waldbaum Company, Papetti’s Hygrade Egg Products, Inc., Casa Trucking, Inc., Papetti Electroheating Corporation, Kohler Mix Specialties, Inc., Midwest Mix, Inc., Kohler Mix Specialties of Connecticut, Inc. and Midwest Mix, Inc. and BNY Midwest Trust Company(1)

4.4	Second Supplemental Indenture, dated as of May 2, 2001, by and among M-Foods Dairy, LLC and M-Foods Dairy TXCT, LLC, Michael Foods, Inc. and BNY Midwest Trust Company(1)

4.5	Registration Rights Agreement, dated March 27, 2001, by and among Michael Foods Acquisition Corp., and Banc of America Securities, LLC and Bear, Stearns & Co.(1)

4.6	Collateral Pledge and Security Agreement, dated March 27, 2001, between Michael Foods Acquisition Corp., and Banc of America Securities, LLC and Bear, Stearns & Co. and BNY Midwest Trust Company as collateral agent and securities intermediary(1)

10.1	Credit Agreement, dated April 10, 2001, among Michael Foods, Inc., M-Foods Holdings, Inc., the Guarantors, Bank of America, N.A., as Agent, Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Running Manager, and Bear, Stearns & Co., as Syndication Agent(1)

10.2	Pledge Agreement, dated April 10, 2001, between Michael Foods, Inc., Bank of America, N.A. and Banc of America Securities, LLC(1)

*10.3	M-Foods Holdings, Inc. 2001 Stock Option Plan(1)

*10.4	Form of M-Foods Holdings 2001 Stock Option Plan Stock Option Award Agreement(1)

*10.5	Employment Agreement, dated April 10, 2001, by and among Michael Foods, Inc., M-Foods Holdings, Inc. and Gregg A. Ostrander(1)

*10.6	Employment Agreement, dated April 10, 2001, by and among Michael Foods, Inc., M-Foods Holdings, Inc. and John D. Reedy(1)

*10.7	Employment Agreement, dated April 10, 2001, by and among Michael Foods, Inc., M-Foods Holdings, Inc. and James D. Clarkson(1)

*10.8	Employment Agreement, dated April 10, 2001, by and among Michael Foods, Inc., M-Foods Holdings, Inc. and Bill L. Goucher(1)

*10.9	Severance and Deferred Compensation Agreement, dated April 10, 2001, by and among Michael Foods, Inc., M-Foods Holdings, Inc. and James Mohr(1)

*10.10	Severance and Deferred Compensation Agreement, dated April 10, 2001, by and among Michael Foods, Inc., M-Foods Holdings, Inc. and Harold D. Sprinkle(1)

*10.11	Severance and Deferred Compensation Agreement, dated April 10, 2001, by and among Michael Foods, Inc., M-Foods Holdings, Inc. and Max Hoffmann(1)

*10.12	Severance and Deferred Compensation Agreement, dated April 10, 2001, by and among Michael Foods, Inc., M-Foods Holdings, Inc. and Bradley Cook(1)

10.13	Amended and Restated Limited Liability Company Agreement of M-Foods Investors, LLC(1)

*10.14	Securityholders Agreement, dated April 10, 2001, between M-Foods Dairy Holdings, LLC, Marathon Dairy Investment Corp., Vestar Capital Partners IV, L.P., 4J2R1C Limited Partnership, 3J2R Limited Partnership, Gregg A. Ostrander, John D. Reedy, Bill L. Goucher, James D. Clarkson, James Mohr, Harold D. Sprinkle, Bradley Cook, and Max Hoffmann(1)

*10.15	Management Stock Purchase and Unit Subscription Agreement, dated April 10, 2001, among M-Foods Investors, LLC, M-Foods Holdings, Inc., and Gregg A. Ostrander(1)

*10.16	Management Stock Purchase and Unit Subscription Agreement, dated April 10, 2001, among M-Foods Investors, LLC, M-Foods Holdings, Inc., and John D. Reedy(1)

*10.17	Management Stock Purchase and Unit Subscription Agreement, dated April 10, 2001, among M-Foods Investors, LLC, M-Foods Holdings, Inc., and James D. Clarkson(1)

*10.18	Management Stock Purchase and Unit Subscription Agreement, dated April 10, 2001, among M-Foods Investors, LLC, M-Foods Holdings, Inc., and Bill L. Goucher(1)

*10.19	Management Stock Purchase and Unit Subscription Agreement, dated April 10, 2001, among M-Foods Investors, LLC, M-Foods Holdings, Inc., and Max Hoffmann(1)

*10.20	Management Stock Purchase and Unit Subscription Agreement, dated April 10, 2001, among M-Foods Investors, LLC, M-Foods Holdings, Inc., and Harold D. Sprinkle(1)

*10.21	Management Stock Purchase and Unit Subscription Agreement, dated April 10, 2001, among M-Foods Investors, LLC, M-Foods Holdings, Inc., and Bradley Cook(1)

*10.22	Management Stock Purchase and Unit Subscription Agreement, dated April 10, 2001, among M-Foods Investors, LLC, M-Foods Holdings, Inc., and James Mohr(1)

*10.23	Management Unit Subscription Agreement, dated April 10, 2001, between M-Foods Dairy Holdings, LLC, and Gregg A. Ostrander(1)

*10.24	Management Unit Subscription Agreement, dated April 10, 2001, between M-Foods Dairy Holdings, LLC, and John D. Reedy(1)

*10.25	Management Unit Subscription Agreement, dated April 10, 2001, between M-Foods Dairy Holdings, LLC, and James D. Clarkson(1)

*10.26	Management Unit Subscription Agreement, dated April 10, 2001, between M-Foods Dairy Holdings, LLC, and Bill L. Goucher(1)

*10.27	Management Unit Subscription Agreement, dated April 10, 2001, between M-Foods Dairy Holdings, LLC, and Max Hoffmann(1)

*10.28	Management Unit Subscription Agreement, dated April 10, 2001, between M-Foods Dairy Holdings, LLC, and Harold D. Sprinkle(1)

*10.29	Management Unit Subscription Agreement, dated April 10, 2001, between M-Foods Dairy Holdings, LLC, and Bradley Cook(1)

*10.30	Management Unit Subscription Agreement, dated April 10, 2001, between M-Foods Dairy Holdings, LLC, and James Mohr(1)

*10.31	Securityholders Agreement, dated April 10, 2001, between M-Foods Investors, LLC, M-Foods Holdings, Inc., Marathon Fund Limited Partnership IV, Vestar Capital Partners IV, L.P., 4J2R1C Limited Partnership, 3J2R Limited Partnership, Gregg A. Ostrander, John D. Reedy, Bill L. Goucher, James D. Clarkson, James Mohr, Harold D. Sprinkle, Bradley Cook, and Max Hoffmann(1)

31.1	C.E.O. Certification

31.2	C.F.O. Certification

99.1	News release dated October 29, 2003

*	Management Contract or Compensation Plan Arrangement
(1)	Incorporated by reference from the Company’s Registration Statement on Form S-4 filed July 18, 2001.
(2)	Incorporated by reference from the Company’s Form 8-K filed October 16, 2003.
(3)	Incorporated by reference from the Company’s Form 8-K filed October 17, 2003 and Form 8-K/A filed October 29, 2003.

(b)	Reports on Form 8-K

Reference is made to a report filed on Form 8-K dated July 25, 2003 pertaining to our financial results for the three months and six months ended June 30, 2003.

Reference is made to a report filed on Form 8-K dated October 16, 2003 pertaining to our merger agreement with affiliates of Thomas H. Lee Partners.

Reference is made to a report filed on Form 8-K dated October 17, 2003 pertaining to the completion of the sale of our dairy business to Suiza Dairy Group, Inc., a subsidiary of Dean Foods Company.

Reference is made to a report on Form 8-K/A dated October 29, 2003 pertaining to our pro forma financial results per the sale of our dairy products business to Suiza Dairy Group, Inc., a subsidiary of Dean Foods Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL FOODS, INC.
(Registrant)

Date: October 29, 2003	By:	/s/ Gregg A. Ostrander
Gregg A. Ostrander
(Chairman, President and Chief Executive Officer)

Date: October 29, 2003	By:	/s/ John D. Reedy
John D. Reedy
(Executive Vice President and Chief Financial Officer)